Form 10-Q
period 1993-12-26
BANCTEC INC
filed 1994-02-09
CIK 318378

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q



[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                 December 26, 1993
                             ---------------------------------------------------

                                       OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

          _____________________________________________________________

Commission file number                           0-9859
                       --------------------------------------------------------

                                  BANCTEC, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  75-1559633
- --------------------------------------------------------------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

                   4435 Spring Valley Road, Dallas, TX  75244
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 450-7700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
         Class                                          February 1, 1994
         -----                                          ----------------
Common Stock, $.01 par value                               10,740,812

                                  BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                          December 26, 1993 March 28, 1993
                                                ----------------- --------------
  Current Assets:
    Cash and cash equivalents                        $  7,412        $ 25,326
    Accounts receivable, less allowance for
      doubtful accounts of $1,345 at December
      and $1,342 at March                              61,595          47,849
    Inventories (Note 2)                               47,679          36,934
    Other current assets                                7,790           6,437
                                                     --------        --------
      Total current assets                            124,476         116,546

  Property, Plant and Equipment - Net (Note 3)         42,930          34,188

  Excess of Cost Over Net Assets of Acquired
    Businesses, less accumulated amortization of
    $6,096 at December and $4,932 at March             62,899          39,119

  Other Intangible Assets, less accumulated
    amortization of $3,866 at December and
    $2,598 at March                                     2,728           4,011
  Other Assets                                          2,280             982
                                                     --------        --------
      Total assets                                   $235,313        $194,846
                                                     --------        --------
                                                     --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current maturities of long-term debt             $  9,927        $  9,846
    Trade accounts payable                             15,156          10,240
    Related party payable                               2,705           2,531
    Other accrued expenses and liabilities
      (Note 4)                                         25,565          26,945
    Deferred revenue                                   21,465          14,561
    Income taxes                                        2,835           2,736
                                                     --------        --------
      Total current liabilities                        77,653          66,859
                                                     --------        --------

  Long-Term Debt, less current maturities              32,138          12,239
                                                     --------        --------

  Other Liabilities                                     1,398           1,941
                                                     --------        --------

  Commitments and Contingencies

  Minority Interest                                     2,565           3,835
                                                     --------        --------

  Stockholders' Equity:
    Preferred stock-authorized, 1,000,000 shares
      of $.01 par value:
        Series A - no shares issued and outstanding         -               -
        Series B - no shares issued and outstanding         -               -
    Common stock-authorized, 45,000,000 shares of
      $.01 par value; issued and outstanding,
      10,685,700 at December and 10,428,400 at
        March (Note 5)                                    107             104
    Additional paid-in capital (Note 5)                45,255          43,731
    Retained earnings                                  78,917          68,018
    Foreign currency translation adjustments           (1,240)           (750)
    Unearned compensation                              (1,480)         (1,131)
                                                     --------        --------
      Total stockholders' equity                      121,559         109,972
                                                     --------        --------
      Total liabilities & stockholders' equity       $235,313        $194,846
                                                     --------        --------
                                                     --------        --------

                 See notes to consolidated financial statements.

                                  BANCTEC, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                         Three Months Ended              Nine Months Ended
                                     December 26,   December 27,    December 26,   December 27,
                                         1993           1992            1993           1992
                                     ------------   ------------    ------------   ------------
Revenue:
  Equipment and software               $32,252        $31,037         $ 85,765       $103,881
  Maintenance and other services        27,287         25,340           81,994         69,412
                                       -------        -------         --------       --------
                                        59,539         56,377          167,759        173,293
                                       -------        -------         --------       --------

Costs of Sales:
  Equipment and software                20,426         19,527           56,833         68,562
  Maintenance and other services        21,493         19,771           63,240         54,938
                                       -------        -------         --------       --------
                                        41,919         39,298          120,073        123,500
                                       -------        -------         --------       --------

Gross Profit                            17,620         17,079           47,686         49,793
                                       -------        -------         --------       --------

Operating Expenses:
  Product development                    2,298          2,213            6,884          6,500
  Selling, general and administrative    8,401          7,860           23,143         24,149
                                       -------        -------         --------       --------
                                        10,699         10,073           30,027         30,649
                                       -------        -------         --------       --------

Income from Operations                   6,921          7,006           17,659         19,144
                                       -------        -------         --------       --------

Other Income (Expense):
  Interest income                           74             84              310            244
  Interest expense                        (418)          (453)          (1,151)        (1,798)
  Sundry-net                               (91)        (1,469)            (926)        (2,276)
                                       -------        -------         --------       --------
                                          (435)        (1,838)          (1,767)        (3,830)
                                       -------        -------         --------       --------

Income Before Income Taxes, minority
  interest and cumulative effect of
  accounting change                      6,486          5,168           15,892         15,314

Income Tax Provision                    (2,535)        (1,975)          (6,269)        (5,729)

Minority Interest                          306            429            1,270            577
                                       -------        -------         --------       --------

Income Before Cumulative Effect of
  Accounting Change                      4,257          3,622           10,893         10,162

Cumulative Effect of Accounting
  Change (Note 1)                            -              -                -            835
                                       -------        -------         --------       --------

Net Income                             $ 4,257        $ 3,622         $ 10,893       $ 10,997
                                       -------        -------         --------       --------
                                       -------        -------         --------       --------

Net Income Per Common Share before
  Accounting Change                       $.38           $.33             $.97           $.94

Net Income Per Common Share (Note 5)      $.38           $.33             $.97          $1.01

Weighted Average Number of Common
  Shares-Fully Diluted (Note 5)         11,275         11,069           11,250         10,846

                 See notes to consolidated financial statements.

                                  BANCTEC, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                               Nine Months Ended
                                                     December 26, 1993    December 27, 1992
                                                     -----------------    -----------------
Cash Flows From Operating Activities
  Net income                                             $10,893              $10,997
  Adjustments to reconcile net income to cash flows
    provided by (used in) operating activities:
      Depreciation and amortization                       12,936               11,737
      (Increase) decrease in accounts receivable          (5,641)              (9,167)
      (Increase) decrease in inventories                 (10,291)               3,178
      Increase (decrease) in trade accounts payable        3,871                 (592)
      Increase (decrease) in deferred revenue              3,068                2,527
      Minority interest in earnings                       (1,270)                (577)
      Other                                               (6,149)                 678
                                                         -------              -------

         Cash flows provided by (used in) operating
           activities                                      7,417               18,781
                                                         -------              -------


Cash Flows From Investing Activities
  Net purchases of property, plant and equipment         (15,900)             (10,827)
  Purchase of businesses, net of cash acquired           (29,225)              (4,339)
                                                         -------              -------

         Cash flows provided by (used in) investing
           activities                                    (45,125)             (15,166)
                                                         -------              -------

Cash Flows From Financing Activities
  Net proceeds from long-term borrowings                  25,200                    -
  Payments of current portion of long-term debt and
    capital lease obligations                             (5,938)              (5,825)
  Proceeds from sales and issuances of common stock        1,037                1,598
                                                         -------              -------

         Cash flows (provided by) used in financing
            activities                                    20,299               (4,227)
                                                         -------              -------

Effect Of Exchange Rate Changes on Cash                     (505)                (153)
                                                         -------              -------

Net Increase (Decrease) In Cash And Cash Equivalents     (17,914)                (765)

Cash and Equivalents, Beginning of Period                 25,326                7,815
                                                         -------              -------

Cash and Equivalents, End of Period                      $ 7,412              $ 7,050
                                                         -------              -------
                                                         -------              -------


Supplemental Disclosure Information
  Cash paid during the period for:
      Interest                                            $  791               $1,516
      Income taxes                                         6,047                2,280

                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of presentation and other accounting information.

     The Company uses a 52 or 53 week fiscal year which ends on or about March 31 and a 13 week period for quarterly reporting. Fiscal year 1994 third quarter ended on December 26, 1993. Fiscal year 1993 third quarter and fourth quarter ended on December 27, 1992 and March 28, 1993, respectively.

     The consolidated balance sheet at December 26, 1993, and the consolidated statements of operations and cash flows for the interim periods ending December 26, 1993 and December 27, 1992, included herein are unaudited; however, they reflect all adjustments which are, in the opinion of manage-ment, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.

     Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options.

     Certain reclassifications have been made in prior year financial statements to conform with current year presentation.

     During fiscal 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes. BancTec elected to reflect the cumulative effect of adopting SFAS 109 as a change in account-ing principle as of the beginning of fiscal 1993.

2.   Inventories consisted of the following:

                                                December 26,    March 28,
                                                    1993          1993
                                                ------------    ---------
                                                       (In thousands)
          Raw materials                            $14,971        $16,215
          Work-in-progress                           7,221          2,639
          Finished goods                            30,079         21,707
          Obsolescence and valuation reserves       (4,592)        (3,627)
                                                   -------        -------
                                                   $47,679        $36,934
                                                   -------        -------
                                                   -------        -------

3.   Property, plant and equipment consisted of the following:

                                                December 26,    March 28,
                                                    1993          1993
                                                ------------    ---------
                                                       (In thousands)
          Land                                     $ 1,289        $   277
          Field support spare parts                 39,846         35,611
          Machinery and equipment                   33,800         29,872
          Furniture,fixtures and other              18,505         15,273
          Building                                   4,613            690
                                                   -------        -------
                                                    98,053         81,723
          Accumulated depreciation                 (55,123)       (47,535)
                                                   -------        -------

                                                   $42,930        $34,188
                                                   -------        -------
                                                   -------        -------

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   Other accrued expenses and liabilities consisted of the following:

                                                  December 26,    March 28,
                                                      1993          1993
                                                  ------------    ---------
                                                         (In thousands)
          Salaries, wages and other compensation     $10,060        $12,086
          Accrued taxes, other than income taxes       1,827          1,859
          Advances from customers                      4,065          2,666
          Other                                        9,613         10,334
                                                     -------        -------
                                                     $25,565        $26,945
                                                     -------        -------
                                                     -------        -------

5. On February 8, 1993, the Company announced a three-for-two common stock split payable in the form of a 50% common stock dividend. The accompanying financial statements have been adjusted to give retroactive effect to this stock split. Accordingly, all share and per share data, common stock and additional paid-in capital for all periods presented have been adjusted to reflect the stock split.

6.   Acquisitions

     On August 23, 1993, the Company acquired from NYNEX, for cash, certain assets of LeRoux, Pitts & Associates, Inc. (LPA) of Clearwater, Florida, a provider of point-of-sale electronic payment systems software for financial service institutions, retailers and grocery wholesalers. The acquisition was accounted for under the purchase method of accounting. The Company's consolidated financial statements include LPA results from August 23, 1993 forward.

     On December 2, 1993, the Company acquired for cash, Imagesolve Internation-al, Ltd., a leading British provider of integrated systems solutions for electronic document imaging. The acquisition was accounted for under the purchase method of accounting. The Company's consolidated financial statements include Imagesolve International results from December 2, 1993 forward.

     On December 23, 1993, the Company acquired for cash Advanced Computer Systems (ACS) of Dayton, Ohio, a software provider to community banks, thrift institutions and credit unions. The acquisition was accounted for under the purchase method of accounting. The Company's consolidated financial statements include ACS results from December 23, 1993 forward.

     The following unaudited pro forma information combines the results of BancTec for the nine months ended December 26, 1993 and December 27, 1992 and ACS for the nine months ended September 30, 1993 and 1992 as if the acquisition had occurred on March 30, 1992. The pro forma information is based on the historical financial statements of BancTec and ACS for the periods presented giving effect to the transaction under the purchase method of accounting and reflects primarily adjustments related to additional interest on debt, the related tax effects thereof and the amortization of goodwill.

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Management believes that these pro forma statements may not be indicative of the results that would have occurred if the combination had been in effect in the periods presented, nor that these results are necessarily indicative of future results of the combined entities. Operational efficiencies from the consolidation of these entities are not fully determinable, and have therefore been excluded from these pro forma results of operations.

     Unaudited pro forma results are as follows:

                                                      Nine months ended
                                               26-Dec-93   (BTEC)   27-Dec-92
                                               30-Sep-93    (ACS)   30-Sep-92
                                               ---------            ---------
                                           (In thousands, except per share data)
          Revenue                               $191,008             $190,715
          Income before cumulative effect
            of change in accounting method        10,523                8,900
          Net Income                              10,523                9,735
          Net Income per share:
            Before change in accounting method     $0.94                $0.82
            Net Income                             $0.94                $0.90

     On October 28, 1993, the Company announced its intent to acquire for cash Terminal Data Corporation (TDC) of Moorpark, California, a provider of document imaging systems, page scanning devices, digital and microfilm cameras, and storage and retrieval systems. The Company anticipates that the acquisition will be completed during the next fiscal quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



Comparison of Three Months Ended December 26, 1993 and December 27, 1992
- ------------------------------------------------------------------------

     Total revenue of $59.5M increased $3.2M or 5.6% compared to the same period last year. Revenue from equipment and software increased $1.2M or 3.9% due to increases in software and supplies. Revenue from maintenance and other services increased $1.9M or 7.7% due to business growth in network maintenance services. Maintenance and other services revenue accounted for 45.8% of total revenue in the current quarter compared to 44.9% in last year's comparable period.

     Gross Profit of $17.6M increased $0.5M from last year's comparable quarter due to growth in network maintenance services and lower reserve requirements, offset in part by lower margins for hardware and software. Total gross margin of 29.6% decreased by 0.7% from last year. Gross margin for equipment and software of 36.7% decreased 0.4% due to higher software cost of sales and unfavorable margins in the recently acquired electronic payments business. Gross margin for maintenance and other services of 21.2% was 0.8% lower due to reduced margins in the joint venture.

     Operating expenses of $10.7M increased by $0.6M primarily due to sales and marketing expenses associated with current year acquisitions.

     Net Sundry expense of $0.4M improved by $1.4M from last year due to the inclusion in prior year of significant foreign exchange translation losses associated with the Swedish Bankgiro contract.

     Net income for the current quarter of $4.3M improved by $0.6M from the prior year. Fully diluted earnings per share of $.38 improved by $.05 from the prior year.


Comparison of Nine Months Ended December 26, 1993 and December 27, 1992
- -----------------------------------------------------------------------

     Total revenue of $167.8M decreased $5.5M or 3.2% from the prior year. The decrease is due to the inclusion in the prior year of a $14.0M image processing system sold to the Swedish Bankgiro and lower current year reader/sorter revenue, offset in part by an increase in network services from business growth and acquisitions. Maintenance and other services revenue increased to 48.9% of total revenue from 40.0% for the prior year due to the growth of the network maintenance services business.

     Gross profit of $47.7M decreased by $2.1M from the prior year due to the reduced revenue and a change in the mix of revenue to lower margin network maintenance services. The gross margin of 28.4% decreased 0.3% due to the change in revenue mix.

     Operating expenses of $30.0M were $0.6M below last year's comparable period due to reduced medical costs and lower management bonus accruals partially offset by increased sales and marketing costs from current year acquisitions, and product development costs for a new product.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The $0.6M improvement in interest expense from the prior year is reflective of the improvement in interest rates and a lower overall average outstanding loan balance.

     Net Sundry expense improved by $1.4M from the prior year due primarily to lower foreign currency translation losses and current year gains on the sale of stock held for investment.

     The effective tax rate of 39.4% for the current year is 2.0% higher than the prior year due to changes in the distribution of earnings between taxing jurisdictions.

     Minority interest reflects our joint venture partner's interest in the losses of the ScanData joint venture during the year. The joint venture losses are primarily the result of poor economic conditions on the European continent.

     Net income before accounting change of $10.9M increased by $0.7M from the prior year. Fully diluted earnings per share before accounting change of $.97 increased by $.03 from last year's comparable period. Net income in the prior year included income of $0.8M or $.07 per share as a result of the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.


                         LIQUIDITY AND CAPITAL RESOURCES


     Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing and, to a lesser extent, by sales of capital stock under employee stock option and purchase plans. The Company currently has three credit facilities in place under a single credit agreement. Under the term loan facility, the Company borrowed $51,000,000 in fiscal year 1989 to fund the acquisition of CES, of which $15,925,000 is outstanding at December 26, 1993. The Company continues to make scheduled payments on this term loan of $1,821,000 per quarter until maturity in March 1996. Under the acquisition facility, which was established on October 6, 1993, the Company has available a $55,000,000 credit facility to fund planned acquisitions of which $25,200,000 was outstanding as of December 26, 1993. Under terms of the agreement interest-only payments are required until December 31, 1994. At that time, the outstanding principal balance will be converted to a term loan with quarterly payments due over the next 5 years until December 31, 1999. The Company also has available a $20,000,000 revolving credit facility which had no outstanding balance as of December 26, 1993. The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

     The Company's current ratio was 1.6 to 1 as of December 26, 1993. Cash decreased by $17.9M from the start of the fiscal year due to the purchase of the Company's corporate facility in Dallas, acquisitions, payment of prior year bonuses and growth in inventory. Accounts receivable increased $13.7M due in large part to acquisitions and also increases in end user receivables.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Inventory growth is primarily in support of scheduled fourth quarter shipments. Net fixed assets increased by $8.7M due to the purchase of the Dallas facility, additional field spares to support new business, and assets from the acquisitions, offset in part by additional depreciation.

     Goodwill increased by $23.4M due to the acquisitions of LPA, ACS and Imagesolve. Adjustments to goodwill will be made in the Company's fourth quarter and into fiscal year 1995 as certain pre-acquisition contingencies are resolved and the Company completes the determination of fair values of the assets acquired and liabilities assumed.

     Trade accounts payable increased by $5.1M from the start of this fiscal year due to liabilities assumed with the acquisitions and inventory growth. Deferred revenue increased by $6.9M due to assumed acquisition liabilities and growth in annual prepaid contracts in the network services business.

     Long term debt increased by $19.9M from the beginning of this fiscal year due to $25.2M in additional debt to fund the ACS acquisition offset in part by quarterly term loan payments.

                                    FORM 10-Q
                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          The reader is referred to Item 3, Legal Proceedings in BancTec's Annual Report on Form 10-K filed for the year ended March 28, 1993.

Item 2.   Changes in Securities
          ---------------------

          NONE

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          NONE

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

          NONE

Item 5.   Other Information
          -----------------

          NONE

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

            a) Exhibits

               11.1  Computation of Net Income Per Share

            b) Reports on Form 8-K

               A report on Form 8-K was filed on January 7, 1994 to report the acquisition of Advanced Computer Systems, Inc. by a wholly-owned subsidiary of BancTec, Inc.

               A report on Form 8-K was filed on February 4, 1994 to incorporate the financial statements required by Item 7 of the Form related to the acquisition of Advanced Computer Systems, Inc.

                                                                  EXHIBIT 11.1
                                 BANCTEC, INC.
                      COMPUTATION OF NET INCOME PER SHARE

                                        Three Months Ended              Nine Months Ended
                                    December 26,   December 27,    December 26,   December 27,
                                        1993           1992            1993           1992
                                    ------------   ------------    ------------   ------------
Net Income before cumulative
  effect of accounting change       $ 4,257,000    $ 3,622,000     $10,893,000    $10,162,000
                                    -----------    -----------     -----------    -----------
                                    -----------    -----------     -----------    -----------
Net Income                          $ 4,257,000    $ 3,622,000     $10,893,000    $10,997,000
                                    -----------    -----------     -----------    -----------
                                    -----------    -----------     -----------    -----------

Shares
  Weighted average number of
    shares outstanding               10,515,024     10,341,426      10,456,402     10,051,587
  Shares issuable from assumed
    exercise of stock options and
    stock purchase plan reduced by
    number of shares which could
    have been purchased with the
    proceeds from exercise of such
    options and purchase plan           697,900        685,346         661,012        715,632
                                    -----------    -----------     -----------    -----------

      Weighted average number of
        shares outstanding,
        as adjusted                  11,212,924     11,026,772      11,117,414     10,767,219
                                    -----------    -----------     -----------    -----------
                                    -----------    -----------     -----------    -----------

Primary net income per common and
  common equivalent share before
  accounting change                        $.38           $.33            $.98           $.94
                                           ----           ----            ----           ----
                                           ----           ----            ----           ----
Primary net income per common and
  common equivalent share                  $.38           $.33            $.98          $1.02
                                           ----           ----            ----           ----
                                           ----           ----            ----           ----

Shares assuming full dilution
  Weighted average number of shares
    outstanding                      10,518,999     10,341,426      10,464,809     10,051,587
  Shares issuable from assumed
    exercise of stock options and
    stock purchase plan reduced by
    number of shares which could
    have been purchased with the
    proceeds from exercise of such
    options and purchase plan           755,918        727,878         784,970        794,642
                                    -----------    -----------     -----------    -----------

      Weighted average number of
        shares outstanding,
        as adjusted                  11,274,917     11,069,304      11,249,779     10,846,229
                                    -----------    -----------     -----------    -----------
                                    -----------    -----------     -----------    -----------


Fully diluted net income per common
  and common equivalent share before
  accounting change                        $.38           $.33            $.97           $.94
                                           ----           ----            ----           ----
                                           ----           ----            ----           ----

Fully diluted net income per common
  and common equivalent share              $.38           $.33            $.97          $1.01
                                           ----           ----            ----          -----
                                           ----           ----            ----          -----

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BANCTEC, INC.





                                       /s/Gary T. Robinson
                                       ---------------------------------------
                                       Gary T. Robinson
                                       Senior Vice President, Chief Financial
                                          Officer, and Treasurer





Dated:  February 8, 1994