Form 10-K
period 1994-03-27
BANCTEC INC
filed 1994-06-23
CIK 318378

==============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                ------------
                                  FORM 10-K

       (Mark One)
           /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the Fiscal Year Ended March 27, 1994
                                      OR
           / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from ________ to _________
                                ------------
                       Commission File Number 0-9859
                                ------------
                                BANCTEC, INC.
          (Exact Name of Registrant as Specified in its Charter)

                 Delaware                         75-1559633
     (State or Other Jurisdiction of           (I.R.S. Employer
      Incorporation or Organization)          Identification No.

         4435 Spring Valley Road
              Dallas, Texas                         75244
 (Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code: (214) 450-7700 Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
        Title of Each Class                   on Which Registered
        -------------------                  ----------------------
               None                                  None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 Par Value
                              (Title of Class)
                                ------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes /X/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.                                    /X/

Aggregate Market Value of voting stock held by non-affiliates of the Registrant at
                          May 31, 1994: $168,944,098

   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                        Number of Shares Outstanding at
       Title of Each Class                         May 31, 1994
       -------------------                         ------------
   Common Stock, $.01 Par Value                     10,756,546
                                ------------
                  DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement to be filed for the annual meeting of stockholders scheduled to be held on August 18, 1994.
==============================================================================

                                  BANCTEC, INC.
                                  ANNUAL REPORT
                                       ON
                                    FORM 10-K
                            YEAR ENDED MARCH 27, 1994

                                     PART I



ITEM 1.  BUSINESS

GENERAL

     BancTec, Inc., a Delaware corporation, ("BancTec" or the "Company") is a leader in providing integrated systems, applications software, network services and maintenance support to the financial transaction processing market. The Company develops turn-key image processing systems, data capture systems and integrated software products for banking, financial services, telecommunications, utility, petroleum, insurance, government, retail and other industries. The Company also designs and manufactures document processing equipment for original equipment manufacturer ("OEM") customers and provides network support services for local area networks ("LAN") and personal computers ("PC"). Unless otherwise indicated, all further references to BancTec or the Company shall include its wholly-owned subsidiaries and the ScanData and Servibanca joint ventures discussed in Note B of the financial statements.

     During fiscal year 1994, BancTec acquired LeRoux, Pitts & Assoc. ("LPA"), a provider of software products for debit and credit card processing and electronic check authorization requirements. The Company also acquired Imagesolve International, Ltd. ("ImageSolve"), a provider of integrated systems solutions for capturing, routing, storing and accessing electronic images of paper documents. A third acquisition was Advanced Computer Systems, Inc. ("ACS"), a provider of integrated software solutions used by community banks for in-house data processing, proof of deposit and various check processing-related applications. In addition, the Company acquired Terminal Data Corporation ("TDC"), a provider of document imaging systems, page scanning devices, and digital and microfilm cameras.

BANCTEC PRODUCTS

     The Company targets its products to specific market segments where it believes it has certain competitive advantages and can maintain or achieve a leadership position.

SYSTEMS SOLUTIONS, SOFTWARE PRODUCTS AND EQUIPMENT. In fiscal year 1994, the Company derived approximately 54% of its revenues from sales of the following products:

     IMAGING SYSTEMS. BancTec offers image-based products which are used to process a variety of financial and full page documents. The Company's ImageFIRST-R- product family provides image-based solutions for financial-related applications. Remittance payment processors utilize ImageFIRST to capture and digitize check and other document images, including utility, telephone, retail and credit card bills, mortgage coupons and tax notices. Document images are displayed on PC monitors, eliminating the need to physically handle paper documents during processing. BancTec's intelligent character recognition ("ICR") product utilizes neural network technology, custom software and various hardware components to enable the ImageFIRST system to automatically read and interpret a high percentage of the hand printed characters on checks and other documents. The incorporation of ICR capabilities further reduces the requirement for human intervention in document processing and increases processing efficiency.

     Document processors also use ImageFIRST systems to capture and process digitized images of credit card sales drafts. Rather than handle thousands of individual paper sales drafts each day, operators view document images on PC monitors and key in transaction amounts and other information. In addition, ImageFIRST systems are currently used to produce image statements and process European giro documents used in centralized country-wide clearing operations. ImageFIRST systems may also be used for image-based check repair, which enables banks that handle large volumes of checks to more efficiently re-process items which have been rejected in the standard processing cycle.

     The Company's ImageFIRST systems utilize an Open Systems Architecture ("OSA") platform, which enables customers to easily add industry standard hardware and/or software components to further improve processing capabilities. Development of ImageFIRST OSA with ICR has given BancTec an excellent competitive position with respect to financial document processing in the United States, Canadian, European and Australian markets.

     As a result of the acquisitions made in fiscal 1994, the Company also offers products for a variety of full page document imaging applications. The DocuScan-R- 2000 and 4000 series products utilize photo-optical technology, gray scale capture capabilities, image character recognition software and high precision document transports to scan and digitize a variety of full-sized documents. The Company also provides systems solutions utilizing Computer Output to Laser Disk (COLD) technology to electronically archive computer-generated documents such as invoices, statements and business forms on optical disks.

     DOCUMENT PROCESSING SYSTEMS, CHECK SORTING SYSTEMS AND ELECTRONIC COMPONENTS. The 9400 Document Processing System is utilized for remittance and/or sales draft applications by financial transaction processors that require automation but do not require high-speed image-based systems. By accelerating the processing of payments, customers are able to improve their cash flow and maximize funds availability. The system can operate as a stand-alone device or in a clustered environment with a LAN and data concentrator.

     The 4300 Document Processing System is used by financial institutions to re-encode and re-introduce repaired documents into the check processing cycle. The 4300 can be configured as a PC-driven stand-alone device or a multi-application controller-based system. With the controller option, the 4300 can also process other types of documents, such as remittances and/or sales drafts.

     The Company also manufactures low, medium and high-speed document reader/sorters and related components that read magnetic ink character recognition ("MICR") and optical character recognition ("OCR") data from financial documents and sort them according to patterns established by the user. BancTec markets these products to various major systems providers throughout the world. OEM purchasers of the Company's reader/sorters include International Business Machines, AT&T Global Information Systems
     (NCR) and Bull Corporation of America. The Company also directly markets these products in conjunction with its software products to financial document processors as (i) plug-compatible alternatives for the IBM 3890 high-speed reader/sorter, (ii) remote reader/sorters which enable banks to operate check processing centers in various locations, (iii) stand-alone reader sorters which utilize the Company's system software and (iv) replacement systems for BancTec's and other vendors' older generation products.

     The Company markets the Transaction Processing System ("TPS"), which utilizes reader/sorters and application software to perform check clearing for large financial institutions in the United Kingdom and Ireland.

     Components such as microfilm cameras, microfilm modules, image cameras, MICR encoders, ink jet printers and various peripheral equipment are also manufactured and marketed by the Company.

     COMMUNITY BANKING PRODUCTS. The Company provides Banker-II, ACCESS and PODExpress-R- products to community banks. Banker-II and ACCESS are software packages which integrate check sorting, platform automation, loan processing, deposit management, ATM and teller processing and other bank operations activities. PODExpress combines PC and UNIX-based software products with the Company's reader/sorters to provide solutions for proof-of-deposit and other check sorting applications. Community banks use BancTec's products to improve operational efficiency and to compete effectively with larger institutions.

     ELECTRONIC PAYMENT PROCESSING PRODUCTS. BancTec markets software products for electronic credit, debit and courtesy card processing, electronic check authorization, inventory management and other electronic funds transfer ("EFT") oriented applications. The Company's products enable retailers to process consumers' electronic transactions in-lane, in-store, at the main office as well as at the electronic payment network switch.

     SUPPORT PRODUCTS AND CONSUMABLE SUPPLIES. The Company utilizes its telemarketing organization to distribute document processing supplies and related products that are a source of recurring revenue. BancTec's CheckMender, HeatStrip-R- and BancStrip-R- are used by banks to re-encode checks which cannot be read by traditional check sorting equipment. The Company's CheckMender automatically applies HeatStrip material to the bottom edge of checks which have been damaged, have missing or erroneous information or are otherwise unreadable. BancTec also provides encoding ribbons, microfilm, ink rollers and other consumable supplies that are used with the Company's document processing equipment.

     BancTec generally warrants its equipment and software products sold directly to end-users for 30 days from the date of installation and its OEM products sold to systems providers for 90 days from the date of shipment.

NETWORK SERVICES AND EQUIPMENT MAINTENANCE. The Company derived approximately 46% of its revenue in fiscal year 1994 from the following network services and equipment maintenance related products.

     NETWORK SERVICES AND PERSONAL COMPUTER SUPPORT. BancTec provides LAN and PC hardware support, systems integration services, asset management, help desk services and installation coordination to major companies. The Company's service engineers provide on-site or on-call support for file servers, personal computers, laptop computers, engineering workstations, printers and other peripheral equipment. BancTec also provides technical telephone support for Novell network operating systems software and is the U.S. warranty service provider for Dell Computer Corp.

     INSTALLATION AND MAINTENANCE OF BANCTEC PRODUCTS. As a key aspect of BancTec's strategy of providing its customers with a total system solution, the Company installs and maintains its own products. Standard maintenance contracts are available which specify type of service, hours of coverage and monthly rates. Contracts may also be tailored to meet the specific needs of individual customers. The Company's maintenance contracts typically include both parts and labor.

     THIRD-PARTY SERVICE FOR OTHER DOCUMENT PROCESSING EQUIPMENT. BancTec provides hardware maintenance services for IBM 3890 and 3890 XP reader/sorters, which are the primary transports for check sorting in many large banks. The Company also refurbishes and resells IBM 3890 and 3890 XP reader/sorters to banks and bank service bureaus.

     At May 31, 1994, BancTec employed approximately 998 service engineers located in the United States, Canada, Australia, United Kingdom, Scandinavia and continental Europe.

SOFTWARE ENGINEERING

     Through its staff of approximately 369 software engineers, the Company maintains standard system and application software products. In addition, the Company utilizes these software engineers to modify and enhance its standard application software products for customers in order to meet their particular operating requirements. Enhancements are generally paid by the customer under the terms of a sales contract. This software engineering activity is generally charged to cost of sales as incurred.

PRODUCT DEVELOPMENT

     The Company is engaged in ongoing development engineering activities in connection with new and existing products, employing as of May 31, 1994, approximately 101 persons for such activities.

     The following table sets forth certain information regarding the Company's development engineering expenditures for the indicated fiscal years:


                                                      1994      1993      1992
                                                     ------    ------    ------
                                                       (Dollars in thousands)
Development engineering expenditures...............  $9,515    $8,490    $7,692
   Percent of total revenue........................     3.8%      3.6%      4.0%
   Percent of equipment and software revenue.......     7.1%      6.1%      6.6%


     The Company also spent approximately $994,000, $851,000 and $2,149,000 in fiscal years 1994, 1993 and 1992, respectively, on engineering activities funded by customers relating to the development of new products and improvements of existing products.

     Current expenditures are concentrated on developing new applications for the Company's product lines and improving and expanding existing products, as described below:

     IMAGING SYSTEMS. The Company is currently developing several methods of utilizing "gray scale" and other related technologies to further enhance financial document image clarity and readability. Additional projects center around the utilization of image archival technology and "in-line" image quality assurance algorithms.

     Projects for enhanced full page imaging such as a higher speed camera, hardware interface adapters and additional software connectivity capabilities for page scanners are also in development.

     DOCUMENT PROCESSING SYSTEMS, CHECK SORTING SYSTEMS AND ELECTRONIC COMPONENTS. Development activity continues on low-cost, low-speed financial document transports for use at processing sites with modest volumes. The Company is also developing both high speed and low speed MICR encoder modules which may be used with various BancTec reader/sorter products and image systems. During the year, BancTec completed development work on the CheckMender IV device, which may be combined with the Company's patented HeatStrip products for check repair requirements.

     COMMUNITY BANKING PRODUCTS. The Company continues to enhance its systems solutions and integrated software products for community banking applications. Current development projects include the development of PODExpress Image solutions for image-based proof of deposit and Banker III software for integrated banking operations requirements.

     ELECTRONIC PAYMENT PROCESSING. Several development projects are underway regarding the Company's EFT products. A major application development program will provide Electronic Benefits Transfer (EBT) capabilities to large grocery chains. The Company's Open Systems-based Mainsail software product is being enhanced with graphic user interfaces (GUI) and with the ability to utilize additional commercial grade teleprocessing monitors.

     The Tandem-based electronic switching product has recently been enhanced to support a check authorization subsystem. Additional development projects will add graphic user interfaces further improving product performance. Development work also continues in order to position this product for multi-lane retail and other markets. Research and design projects are underway to support Tandem Computer's movement into Open Systems (POSIX) architectures. This will allow the Company's Open Systems products and Tandem proprietary applications to run concurrently on the same hardware platforms.

     There is no assurance that the Company's development efforts will result in successful commercial products. Many risks exist in new product development, adopting new technology and introducing any new products.

SALES AND DISTRIBUTION

     The Company's distribution strategy is to employ multiple sales channels to achieve the widest possible distribution of its products. The Company's products are sold to end-users, OEMs, value added resellers ("VARs") and systems integrators. In fiscal year 1994, BancTec had five separate business units distributing its products in North America. The five business units focused on the following areas:

  1. Financial document processing systems sold directly to high-volume document processors, such as large banks, financial service providers, telephone companies, gas and electric utilities, petroleum companies, service bureaus, insurance companies, retailers and other end-users.

  2. Systems solutions and integrated software products for community banks and smaller regional banks.

  3. Software products for electronic funds transfer and point-of-sale ("POS") applications for retailers, grocery chains and financial institutions.

  4. PC/LAN network support services, PC warranty services, third party maintenance and other maintenance-related products and services for major North American companies and government institutions.

  5. Document processing equipment, imaging products and electronic components for OEMs, VARs and various other resellers.

     Internationally, BancTec also sells its products through a variety of channels. The Company has direct sales forces in the United Kingdom, Canada and Australia. A separate business unit, Imagesolve, uses its sales organization to market various image-based systems integration solutions in the United Kingdom and continental Europe. Third-party maintenance and support services are also marketed in the United Kingdom via a separate direct sales force.

     In fiscal 1992, BancTec, Inc. and Thomson-CSF established a joint venture company, ScanData N.V., which has exclusive rights to market and service various products provided by BancTec and Thomson in specified territories, consisting of continental Europe, Scandinavia and North Africa. In fiscal year 1994, BancTec acquired a 33% equity interest in Servibanca, a document processing services provider located in Chile. Servibanca will introduce the Company's products and services to the South American document processing market. BancTec uses various other distributor and OEM relationships to market its products in Asia and various other locations.

     The Company's combined worldwide sales organization totals approximately 165 people. Major sales offices are located in several U.S. cities, Toronto, Montreal, London, Paris, Frankfurt, Sydney and Santiago, Chile.

     Sales of products to foreign entities, which accounted for approximately 25% of total revenues in fiscal year 1994, are subject to various risks, including fluctuations in exchange rates, import controls and the need for export licenses. See Note J of Notes to Consolidated Financial Statements for financial information concerning the Company's international operations.

SIGNIFICANT CUSTOMERS

     For fiscal years 1994, 1993 and 1992, no single customer accounted for more than 10% of the total revenue of the Company.

COMPETITION

     The Company believes that product performance, quality, service and price are important competitive factors in the markets in which it competes. Generally, the Company emphasizes unique product features, flexibility to configure unique systems from standard products, quality and service in its competitive efforts. In marketing its products, the Company competes directly or indirectly with a wide variety of companies, some of which have substantially greater financial and other resources than the Company.

BACKLOG

     The Company's firm order backlog for its products at March 27, 1994 and March 28, 1993 was approximately $48,379,000 and $49,787,000 respectively.

     The Company's backlog does not include contracts for recurring service and maintenance-related products and support products. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and exchange rate fluctuations, and is not necessarily indicative of the level of future revenue.

MANUFACTURING

     The Company's hardware and systems products are assembled using various standard purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain engineered products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically and that require no minimum purchases. If the supply of certain components or subassemblies were interrupted without sufficient notice, the result could be an interruption of product deliveries. The Company has not experienced, nor does it foresee, any difficulty in obtaining necessary parts.

PATENTS AND TRADEMARKS

     The Company has registered patents in the United States and Canada protecting the Company's HeatStrip product. In addition, BancTec holds U.S. patents relating to high-speed document handling, encoding, and optical and magnetic character recognition. BancTec also holds patents relating to image processing technology in both the U.S. and several European countries.

     The validity of any patents issued or which may be issued to the Company may be challenged by others and the Company could encounter legal difficulties in enforcing its patents rights against infringement. In addition, there can be no assurance that other technology cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents obsolete. Management does not consider the Company's patents to be essential to the ongoing operations of the Company.

     The Company has an exclusive, paid-up, worldwide right and license from Control Data Corporation to all issued and pending patents that pertain to certain OEM products and to the know-how and technology related to the manufacture of such products. This exclusive right and license expires in 2014.

     In April, 1986, the Company executed a non-exclusive license agreement with TRW Financial Systems, Inc. (formerly Teknekron Financial Systems, Inc.). The agreement permits the Company to manufacture and market digital image processing systems subject to a patent held by that company.

     The Company has several registered trademarks, including "BancTec" and various product names.

EMPLOYEES

     At May 31, 1994, the Company employed approximately 2,439 full-time employees and considers its employee relations to be good. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage.


ITEM 2.  PROPERTIES

     The Company owns or leases numerous facilities throughout the world to support its operations. The Company believes that these facilties are adequate to meet its ongoing needs. The loss of any one facility could have an adverse impact on operations in the short term.

     The Company has the option to renew all leases on principal facilities at the end of the lease terms.

ITEM 3.  LEGAL PROCEEDINGS

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

EXECUTIVE OFFICERS OF BANCTEC

     Executive officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders. No family relationships exist among the executive officers of BancTec.

     The executive officers of BancTec are:

     NAME                         AGE  POSITION
     ----                         ---  --------

     Grahame N. Clark, Jr. .....  51   Chairman of the Board and Chief Executive
                                         Officer
     Norton A. Stuart, Jr. .....  59   President
     William E. Bassett ........  52   Executive Vice President
     Jerome R. Brown ...........  49   Senior Vice President
     William A. Feldman ........  51   Senior Vice President
     Tod V. Mongan .............  43   Senior Vice President, Secretary and
                                         General Counsel
     Gary T. Robinson ..........  47   Senior Vice President and Chief Financial
                                         Officer
     James R. Wimberley ........  53   Senior Vice President
     Gordon F. Kipp ............  47   Vice President
     Peter N. Weeks ............  48   Vice President
     James E. Uren .............  57   Vice President
     John G. Guthrie ...........  57   Vice President
     Michael D. Kubic ..........  39   Vice President, Controller, and Assistant
                                         Treasurer
     Kevin L. Roper ............  39   Vice President
     Michael N. Lavey ..........  36   Treasurer


     Mr. Clark has been Chairman of the Board and Chief Executive Officer since April 1987.

     Mr. Stuart has been President since April 1987.

     Mr. Bassett has been Executive Vice President since January 1993. Since October 1977, Mr. Bassett has been employed by BancTec in various management capacities.

     Mr. Brown has been Senior Vice President since January 1991. Since April 1984, Mr. Brown has been employed by BancTec in various management capacities.

     Mr. Feldman has been Senior Vice President since January 1991. For the five years prior to joining BancTec, Mr. Feldman was employed by Concurrent Computer Corporation in various management capacities.

     Mr. Mongan has been Senior Vice President, Secretary and General Counsel since January 1993. Since November 1979, Mr. Mongan has been employed by BancTec in various management capacities.

     Mr. Robinson has been Senior Vice President and Chief Financial Officer since January 1993. Since November 1985, Mr. Robinson has been employed by BancTec in various management capacities.

     Mr. Wimberley has been Senior Vice President since January 1993. Since January 1984, Mr. Wimberley has been employed by BancTec in various management capacities.

     Mr. Kipp has been Vice President since February 1990. For the five years prior to joining BancTec, Mr. Kipp was employed by Intecom, Inc. in various management capacities.

     Mr. Weeks has been Vice President since January 1989. Since December 1977, Mr. Weeks has been employed by BancTec in various management capacities.

     Mr. Uren has been Vice President since September 1993. Since October 1988, Mr. Uren has been employed by BancTec in various management capacities.

     Mr. Guthrie has been Vice President since September 1993. Since February 1989, Mr. Guthrie has been employed by BancTec in various management capacities.

     Mr. Kubic has been Vice President, Controller, and Assistant Treasurer since September 1993. Since August 1986, Mr. Kubic has been employed by BancTec in various management capacities.

     Mr. Roper has been Vice President since March 1994. Since March 1985, Mr. Roper has been employed by BancTec in various management capacities.

     Mr. Lavey has been Treasurer since March 1994. Since March 1990, Mr. Lavey has been employed by BancTec in various management capacities. For the three years prior to joining BancTec, Mr. Lavey was employed by NAC, Inc. as Controller.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The common stock of the Company is traded on the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol BTEC. The following table sets forth the range of high and low sales prices per share of common stock, as reported by NASDAQ for the periods indicated. All sales prices have been restated to reflect the three-for-two common stock split as discussed in Note G of Notes to Consolidated Financial Statements.


                                              Fiscal Year
                                 -------------------------------------
                                       1994                 1993
                                 ----------------     ----------------
                                  High      Low        High      Low
                                  ----      ---        ----      ---
     First Quarter............   20        15-1/2     16-1/3    13-2/3
     Second Quarter...........   22-3/4    17-1/4     17-7/8    13-7/8
     Third Quarter............   24        18-3/4     19-7/8    15-2/3
     Fourth Quarter...........   24-3/4    20         20-1/8    15-1/2


     The Company has not paid any cash dividends on its common stock since its organization and currently intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business or to repurchase its common stock. In addition, the Company's credit agreement places restrictions on the payment of dividends. The number of stockholders of record as of May 31, 1994, was approximately 1,290.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA


                                      1994      1993      1992      1991      1990
                                      ----      ----      ----      -----     ----
                                          (In thousands, except per share data)
For the year:
   Revenue......................... $247,538  $233,885  $190,968  $183,761  $185,835
   Income before cumulative
     effect of accounting change...   16,343    14,351    11,721    10,672    10,498
   Net income......................   16,343    15,186    11,721    10,672    10,498
   Income per share before
     cumulative effect of accounting
     change........................     1.45      1.32      1.15      1.08      1.06
   Net income per share............     1.45      1.40      1.15      1.08      1.06
At fiscal year-end:
   Total assets.................... $276,270  $194,846  $171,254  $152,707  $156,566
   Working capital.................   46,085    49,687    43,143    41,764    41,878
   Long-term debt..................   50,564    12,239    19,629    27,392    34,388
   Stockholders' equity............  128,273   109,972    92,252    78,920    69,964
Weighted average number of
   common shares...................   11,294    10,870    10,173     9,861     9,929


     The foregoing summary reflects the acquisitions as discussed in Note B of Notes to Consolidated Financial Statements from their respective date of acquisition. Additionally, the per share amounts and the weighted average number of common shares have been restated to reflect the three-for-two common stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Fiscal year 1994 results reflected the acquisitions of LPA from August 23, 1993, Imagesolve from December 1, 1993, ACS from December 23, 1994 and TDC from February 28, 1994. Fiscal year 1993 results reflected the acquisitions of CFS and Access from June 29, 1992 and August 1, 1992, respectively. Fiscal year 1992 results reflected the acquisitions of ebm Systems' service operations and Monitronics from August 30, 1991 and September 27, 1991, respectively. Additionally, fiscal year 1992 reflected the consolidated results of ScanData S.A., a French company formed in conjunction with the ScanData joint venture with Thomson-CSF, from September 30, 1991. The combined revenues of the companies acquired in fiscal years 1994, 1993 and 1992 accounted for approximately, 5%, 5%, and 8% of consolidated revenues, in their respective years of acquisition. See Note B of Notes to Consolidated Financial Statements for a discussion of these acquisitions.

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

     Revenue for fiscal year 1994 of $247,538,000 increased by $13,653,000 or 5.8% from fiscal year 1993 due to increases in network service revenue and current year acquisitions offset in part by reductions in equipment revenue. Revenue from maintenance and other services of $112,805,000 increased $17,886,000 or 18.8% primarily due to business growth in the network services business in the United States. Revenue from equipment and software of $134,733,000 decreased by $4,233,000 or 3.0% from fiscal 1993 due to decreases in reader/sorter equipment and document processing systems, offset in part by growth in software from current year acquisitions. Revenue from equipment and software represented 54.4% of total revenue in fiscal year 1994, compared to 59.4% in fiscal year 1993.

     Gross profit of $69,652,000 for fiscal year 1994 increased by $3,052,000 or 4.6% over the same period for last year. Gross margin of 28.1% decreased by .4% from the prior year due to a change in the mix of revenue to lower margin maintenance revenue and the reduction in equipment revenue from prior year levels. Gross profit for maintenance and other services increased by $5,556,000 due to the increase in network service revenue and an improvement in the gross margin to 22.4% compared to 20.8% in fiscal year 1993. Gross profit for equipment and software decreased by $2,504,000 due to the reduction in equipment revenue and a 1.0% decrease in the associated gross margin percent. Partially offsetting the reduction in equipment gross profit was an increase in software revenue primarily from current year acquisitions and an improvement in software margins.

     Operating expenses increased by $3,719,000 from the prior year due to the current year acquisitions. Operating expenses as a percentage of sales were 17.9% compared to 17.3% in the prior year.

     Net interest expense decreased by $494,000 from fiscal 1993 as a result of a lower average cost of borrowing and additional interest income on investments. Net sundry expense decreased by $1,935,000 due to the absence of exchange losses in the current year and gains on the sale of stock held for investment in fiscal 1994.

     The provision for income taxes increased $720,000 over fiscal year 1993 due to the increase in taxable income. The overall effective tax rate of 40.0% remained constant with the prior year.

     Minority interest of $2,625,000 reflects the ScanData Joint Venture partner's (Thomson) 49.5% share of the losses incurred in the joint venture for fiscal year 1994.

     Fiscal year 1994 income before cumulative effect of accounting change of $16,343,000 resulted in earnings per share of $1.45, compared to $14,351,000 and $1.32 in fiscal year 1993. The fiscal year 1993 net income after accounting change included $835,000 or an earnings per share effect of $0.08 for the cumulative effect of adoption of SFAS No. 109 - Accounting for Income Taxes.

FISCAL YEAR 1993 COMPARED TO FISCAL YEAR 1992

     Revenue for fiscal year 1993 of $233,885,000 increased $42,917,000, or 22.5% from fiscal year 1992, as a result of increases in both equipment and maintenance sales. Maintenance and other service revenue increased $20,140,000 or 26.9% from fiscal year 1992 due to growth in network services resulting from acquisitions and new business. Revenue from equipment and software increased $22,777,000 or 19.6% from fiscal year 1992 primarily due to acceptance by the Swedish Bankgiro of a $14,000,000 turn-key image processing system and increased end-user reader/sorter revenue due to acquisitions, offset in part by reduced document processing systems and OEM reader/sorter revenue. Equipment and software revenue represented 59.4% of total revenue in fiscal year 1993, compared to 60.8% in fiscal year 1992.

     Gross profit increased $8,712,000 or 15.1%. Fiscal year 1993 gross margin of 28.5% decreased from 30.3% in the prior year primarily due to engineering cost of sales related to the giro processing product and the write-off of an obsolete page reader product in the joint venture.

     Operating expenses increased $5,214,000 primarily due to increased sales and marketing expense resulting from acquisitions. Operating expenses decreased as a percentage of revenue to 17.3% in fiscal 1993 from 18.5% in fiscal 1992.

     Net interest expense decreased $1,262,000 due to a lower average balance on the term loan and a decline in the average effective interest rate on the term loan due to the expiration of interest rate swap agreements. Net sundry expenses increased $2,340,000 primarily due to a combination of foreign currency transaction losses of $1,122,000 and increased goodwill amortization of $608,000 due to acquisitions.

     The provision for income taxes reflected an increase in the Company's effective tax rate to 40.0% in fiscal year 1993 from 37.7% in fiscal year 1992 primarily due to an increase in the foreign entities effective tax rates.

     Minority interest of $1,675,000 represents Thomson's 49.5% share of the losses incurred in the joint venture. These joint venture losses included the write-off of an obsolete page reader product.

     Fiscal year 1993 income before cumulative effect of accounting change increased $2,630,000 or 22.4% compared to fiscal 1992, resulting in earnings per share of $1.32 compared to $1.15 last year. The income improvement in fiscal 1993 was primarily due to increased gross profit on higher revenue and lower interest expense offset in part by foreign currency losses.

     During fiscal 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes. BancTec has elected to reflect the cumulative effect of adopting SFAS 109 as a change in accounting principle as of the beginning of fiscal 1993, increasing net income to $15,186,000 or $1.40 per share. The adoption of SFAS 109 had no significant impact on fiscal 1993 income before cumulative effect of accounting change.

LIQUIDITY AND CAPITAL RESOURCES

     Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing, capital leasing and, to a lesser extent, by sales of capital stock under employee stock option and purchase plans. The Company has three credit facilities currently in place under an agreement with several banks. Under the term loan facility, the Company borrowed $51,000,000 in fiscal year 1989 to fund the acquisition of Computer Entry Systems, (CES), of which $13,181,000 is outstanding at March 27, 1994. Under the acquisition loan facility, the Company may borrow up to $55,000,000, of which $44,200,000 has been borrowed as of March 27, 1994 to fund the ACS and TDC acquisitions. Remaining acquisition costs of TDC totalling $7,800,000 will be paid from additional borrowings against the acquisition facility and/or operating cash balances. The Company also has available a $20,000,000 revolving credit facility which had no outstanding balance as of March 27, 1994. The Company continues to make scheduled payments on the CES term loan of $1,821,000 per quarter until maturity in March 1996. Under the terms of the acquisition loan facility, interest only is currently payable and the amount outstanding on December 31, 1994 will be converted to a term loan due and payable over 20 equal quarterly payments until maturity in December 1999. During fiscal year 1994, the Company borrowed a maximum amount of $3,000,000 against the revolving credit facility, which was repaid by year end. See Note D of Notes to Consolidated Financial Statements. The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations in fiscal year 1995, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

     Cash and cash equivalents decreased during the year as funds were utilized for capital expenditures, current year acquisitions, inventory growth and in support of several customer contracts with longer life cycles.

     Accounts receivable increased in fiscal 1994 due to acquisitions and increased sales in the fourth quarter as compared to the prior fiscal year.

     Inventory increased due to a growth in finished goods reader/sorters due to lower customer shipments, inventory from acquisitions and a buildup in support of scheduled shipments for our image based products.

     Net fixed assets increased due to current year capital additions in support of the network services business, purchase of the headquarters facility, capital leases on computer equipment and phone systems and business acquisitions.

     Excess of cost over net assets of acquired business increased as of a result of current year acquisitions. See Note B of Notes to the Consolidated Financial Statements.

     Current liabilities increased as a result of current maturities on the acquisition facility, customer advances in Scandinavia, increases in amounts due from the joint venture to Thomson, growth in network services deferred revenue and liabilities assumed with the current year acquisitions.

     Long-term debt increased primarily as a result of the borrowings under the acquisition loan facility and to a lesser extent for debt assumed as part of one of the acquisitions.

     Inflation has not had a material effect on the operating results of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
BancTec, Inc.:


     We have audited the accompanying consolidated balance sheets of BancTec, Inc. (a Delaware corporation) and subsidiaries as of March 27, 1994 and March 28, 1993, and the related consolidated statements of income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of BancTec, Inc. as of March 29, 1992 were audited by other auditors whose report dated May 28, 1992, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of March 27, 1994 and March 28, 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     As explained in Note F of Notes to Consolidated Financial Statements, effective March 30, 1992, the Company changed its method of accounting for income taxes.


                                                           Arthur Andersen & Co.


Dallas, Texas
May 17, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders
BancTec, Inc.


     We have audited the accompanying consolidated statements of income, cash flows, and stockholders' equity of BancTec, Inc. and subsidiaries for the year ended March 29, 1992. Our audit also included the financial statement schedules listed in the Index at Item 14(a) as of March 29, 1992 and for the year ended March 29, 1992. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of BancTec, Inc. for the year ended March 29, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein at March 29, 1992 and for the year ended March 29, 1992.


                                                                   Ernst & Young


Dallas, Texas
May 28, 1992

                                  BANCTEC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S


                                                            March 27,   March 28,
                                                              1994        1993
                                                            --------    --------
                                                               (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents................................ $ 12,644    $ 25,326
  Accounts receivable, less allowance for doubtful accounts
     of $1,518,000 in 1994 and $1,342,000 in 1993..........   66,635      47,849
  Inventories..............................................   48,769      36,934
  Other....................................................    8,667       6,437
                                                            --------    --------
        Total current assets...............................  136,715     116,546
                                                            --------    --------

PROPERTY, PLANT AND EQUIPMENT-AT COST:
  Land.....................................................    1,295         277
  Field support spare parts................................   44,548      35,611
  Machinery and equipment..................................   34,377      29,872
  Furniture, fixtures and other............................   20,378      15,273
  Building.................................................    4,911         690
                                                            --------    --------
                                                             105,509      81,723
  Less accumulated depreciation and amortization...........   60,125      47,535
                                                            --------    --------
        Net property, plant and equipment .................   45,384      34,188
                                                            --------    --------

EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESS,
  less accumulated amortization of $6,832,000 in 1994 and
  $4,932,000 in 1993.......................................   88,352      39,119
                                                            --------    --------

OTHER INTANGIBLE ASSETS, less accumulated amortization of
  $4,388,000 in 1994 and $2,598,000 in 1993................    3,264       4,011
                                                            --------    --------

OTHER ASSETS...............................................    2,555         982
                                                            --------    --------

TOTAL ASSETS............................................... $276,270    $194,846
                                                            --------    --------
                                                            --------    --------




                 See notes to consolidated financial statements.

                                  BANCTEC, INC.

                           CONSOLIDATED BALANCE SHEETS

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y



                                                            March 27,   March 28,
                                                              1994        1993
                                                            --------    --------
                                                               (In thousands)
CURRENT LIABILITIES:
  Current maturities of long-term debt..................... $ 12,426    $  9,846
  Trade accounts payable...................................   19,539      12,771
  Other accrued expenses and liabilities...................   31,968      26,945
  Deferred revenue.........................................   23,580      14,561
  Income taxes.............................................    3,117       2,736
                                                            --------    --------
        Total current liabilities..........................   90,630      66,859
                                                            --------    --------

LONG-TERM DEBT, less current maturities....................   50,564      12,239
                                                            --------    --------

OTHER LIABILITIES..........................................    5,593       1,941
                                                            --------    --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                              1,210       3,835
                                                            --------    --------

STOCKHOLDERS' EQUITY:
  Preferred stock-authorized, 1,000,000 shares of $.01 par
     value:
        Series A - no shares issued and outstanding               --          --
        Series B - no shares issued and outstanding               --          --
  Common Stock-authorized, 45,000,000 shares of $.01 par
     value:  issued and outstanding, 10,743,550 shares in
     1994 and 10,428,400 in 1993...........................      107         104
  Additional  paid-in capital..............................   45,959      43,731
  Retained earnings........................................   84,361      68,018
  Foreign currency translation adjustments.................     (721)       (750)
  Unearned compensation....................................   (1,433)     (1,131)
                                                            --------    --------
        Total stockholders' equity.........................  128,273     109,972
                                                            --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................. $276,270    $194,846
                                                            --------    --------
                                                            --------    --------




                 See notes to consolidated financial statements.

                                  BANCTEC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                              Years Ended
                                                     --------------------------------
                                                     March 27,   March 28,   March 29,
                                                       1994        1993        1992
                                                     --------    --------    --------
                                                   (In thousands, except per share data)
REVENUE:
  Equipment and software.......................... $134,733      $138,966    $116,189
  Maintenance and other services..................  112,805        94,919      74,779
                                                   --------      --------    --------
                                                    247,538       233,885     190,968
                                                   --------      --------    --------
COSTS OF SALES:
  Equipment and software..........................   90,380        92,109      75,295
  Maintenance and other services..................   87,506        75,176      57,785
                                                   --------      --------    --------
                                                    177,886       167,285     133,080
                                                   --------      --------    --------
        Gross profit..............................   69,652        66,600      57,888
                                                   --------      --------    --------

OPERATING EXPENSES:
  Product development.............................    9,515         8,490       7,692
  Selling, general and administrative.............   34,701        32,007      27,591
                                                   --------      --------    --------
                                                     44,216        40,497      35,283
                                                   --------      --------    --------
        Income from operations....................   25,436        26,103      22,605
                                                   --------      --------    --------
OTHER INCOME (EXPENSE):
  Interest income.................................      422           315         534
  Interest expense................................   (1,846)       (2,233)     (3,714)
  Sundry-net......................................   (1,149)       (3,084)       (744)
                                                   --------      --------    --------
                                                     (2,573)       (5,002)     (3,924)
                                                   --------      --------    --------
       Income before income taxes, minority inter-
       est and cumulative effect of accounting
       change.....................................   22,863        21,101      18,681
                                                   --------      --------    --------
INCOME TAX PROVISION (BENEFIT):
  Current.........................................   11,363         8,969       6,405
  Deferred........................................   (2,218)         (544)        641
                                                   --------      --------    --------
                                                      9,145         8,425       7,046
                                                   --------      --------    --------
MINORITY INTEREST.................................    2,625         1,675          86
                                                   --------      --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE..........................................   16,343        14,351      11,721

CUMULATIVE EFFECT OF ACCOUNTING CHANGE............       --           835          --
                                                   --------      --------    --------
NET INCOME........................................ $ 16,343      $ 15,186    $ 11,721
                                                   --------      --------    --------
                                                   --------      --------    --------
NET INCOME PER SHARE:
  Income Before Accounting Change.................    $1.45         $1.32       $1.15
  Cumulative Effect of Accounting Change..........       --           .08          --
                                                   --------      --------    --------
  Net Income......................................    $1.45         $1.40       $1.15
                                                   --------      --------    --------
                                                   --------      --------    --------

  Fully Diluted Shares............................   11,294        10,870      10,173




                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Years Ended
                                                   --------------------------------
                                                   March 27,   March 28,   March 29,
                                                      1994        1993        1992
                                                   --------    --------    --------
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................... $ 16,343    $ 15,186    $ 11,721
  Adjustments to reconcile net income to cash flows
     provided by operating activities:
        Depreciation and amortization.............   18,827      14,478      12,956
        Deferred income tax expense (benefit).....   (2,218)       (544)        641
        Cumulative effect of accounting change....       --        (835)         --
        Other non-cash items......................      258       1,069          --
        (Increase) decrease in accounts receivable   (8,182)     (8,840)      3,566
        (Increase) decrease in inventories........   (6,833)      5,888       2,587
        (Increase) decrease in other assets.......   (6,776)        598      (2,796)
        Increase in trade accounts payable........    3,217       3,331       1,465
        Increase in deferred revenue..............    5,125       5,801       3,492
        Increase (decrease) in other accrued
           expenses and liabilities...............    3,171       6,165      (4,192)
        Minority interest in earnings.............   (2,625)     (1,675)        (86)
                                                   --------    --------    --------
           Cash flows provided by operating
              activities..........................   20,307      40,622      29,354
                                                   --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment......  (24,821)    (15,199)    (16,080)
  Disposition of property, plant and equipment....    3,196       3,057       2,903
  Purchase of businesses, net of cash acquired....  (49,014)     (6,162)     (9,389)
                                                   --------    --------    --------
           Cash flows used in investing
              activities..........................  (70,639)    (18,304)    (22,566)
                                                   --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of current maturities of long-term debt
     and capital lease obligations................   (8,168)     (6,003)     (7,721)
  Proceeds from long-term borrowings..............   44,200          --          --
  Proceeds from short-term borrowings.............    3,000       6,000       2,500
  Payments of short-term borrowings...............   (3,000)     (6,000)     (2,500)
  Repurchase of common stock......................       --          --        (205)
  Proceeds from sales and issuances of common
     stock........................................    1,650       2,087       1,554
                                                   --------    --------    --------
           Cash flows provided by (used in)
              financing activities................   37,682      (3,916)     (6,372)
                                                   --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........      (32)       (891)      1,074
                                                   --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................  (12,682)     17,511       1,490

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR.....   25,326       7,815       6,325
                                                   --------    --------    --------
CASH AND CASH EQUIVALENTS - END OF YEAR........... $ 12,644    $ 25,326    $  7,815
                                                   --------    --------    --------
                                                   --------    --------    --------




                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For the years ended March 27, 1994, March 28, 1993 and March 29, 1992
                                 (In thousands)


                                                                Foreign
                                                                Currency
                                         Addi-                  Trans-
                                         tional                 lation     Unearned
                               Common    Paid-in    Retained    Adjust-    Compen-
                                Stock    Capital    Earnings    ments      sation        Total
                               ------    -------    --------    -------    --------    ---------
Balance at March 31, 1991.....  $ 61     $38,138    $40,744     $  (23)    $    --     $ 78,920
Common stock issued princip-
  ally under employee stock
  plans.......................     3       1,551         --         --          --        1,554
Repurchase and retirement of
  common stock................    --        (205)        --         --          --         (205)
Foreign currency translation
  adjustments.................    --          --         --        262          --          262
Net income....................    --          --     11,721         --          --       11,721
                                ----     -------    -------      -----     -------     --------
Balance at March 29, 1992.....    64      39,484     52,465        239          --       92,252

Common stock issued princip-
  ally under employee stock
  plans.......................     2       2,088         --         --          --        2,090
Three-for-two common stock
  split.......................    35         (41)        --         --          --           (6)
Shares issued for CFS acquisi-
  tion........................     3          --        367         --          --          370
Common stock issued under
  restricted stock plan.......    --       1,239         --         --      (1,239)          --
Amortization of unearned
  compensation................    --          --         --         --         108          108
Tax benefit from exercise of
  stock options...............    --         961         --         --          --          961
Foreign currency translation
  adjustments.................    --          --         --       (989)         --         (989)
Net income....................    --          --     15,186         --          --       15,186
                                ----     -------    -------      -----     -------     --------
Balance at March 28, 1993.....   104      43,731     68,018       (750)     (1,131)     109,972

Common stock issued princip-
  ally under employee stock
  plans.......................     3       1,668         --         --          --        1,671
Common stock issued under
  restricted stock plan.......    --         490         --         --        (490)          --
Amortization of unearned
  compensation................    --          --         --         --         188          188
Tax benefit from exercise of
  stock options...............    --          70         --         --          --           70
Foreign currency translation
  adjustments.................    --          --         --         29          --           29
Net income....................    --          --     16,343         --          --       16,343
                                ----     -------    -------      -----     -------     --------

Balance at March 27, 1994.....  $107     $45,959    $84,361      $(721)    $(1,433)    $128,273
                                ----     -------    -------      -----     -------     --------
                                ----     -------    -------      -----     -------     --------




                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The principal business of BancTec, Inc. and subsidiaries ("the Company") is the development, manufacture and sale of integrated financial transaction processing systems, application software and support services. The Company develops turn-key image processing systems, data capture systems and integrated software products for the banking, financial services, telecommunications, utility, petroleum, insurance, government, retail and other industries. The Company also designs, manufactures and markets document processing equipment for original equipment manufacturer (OEM) customers and provides network support services for local area networks and personal computers.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the ScanData Joint Venture discussed in Note
B. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is a 52/53 week year which ends on or about March 31. Fiscal year 1994 ended on March 27, 1994, fiscal year 1993 ended on March 28, 1993 and fiscal year 1992 ended on March 29, 1992.

     The Company uses a 13-week period for quarterly reporting.

CASH EQUIVALENTS

     Cash equivalents include investments with original maturities of three months or less. Investments with original maturities greater than three months are included in other current assets or other assets depending upon maturity. There were no such investments with original maturities greater than three months at fiscal year-end 1994 and 1993.

INVENTORIES

     Inventories are stated at the lower of cost or market determined using the first-in, first-out method.

DEFERRED REVENUE

     Certain of the Company's contracts permit the Company to bill the customer in advance of the time revenue is recognized. Deferred revenue represents billings in excess of revenue recognized.

REVENUE RECOGNITION

     The Company's revenue recognition policy for its principal sources of revenue are:

     Equipment and software sales - Revenue from sales of established products is recognized upon shipment in conformity with Statement of Position No. 91-1, Software Revenue Recognition. Revenue for new products, certain other equipment and software with lengthy development or installation periods is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, Long-Term

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Construction Contracts. Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in other current assets. All contract costs, including equipment and software are charged to cost of sales at the time the related revenue is recognized. At March 27, 1994 and March 28, 1993, there were $803,000 and $647,000, respectively, of costs in excess of advance billings recorded in other current assets.

     Maintenance - Revenue from maintenance contracts is recognized ratably over the term of the contract.

     The Company generally warrants its equipment and software products sold directly to end-users for 30 days and OEM products sold to system providers for 90 days from the date of shipment. The Company provides for warranty costs at the time revenue is recorded.

DEPRECIATION AND AMORTIZATION

     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Such amounts are charged to cost of sales or operating expenses in the consolidated statements of income, as appropriate. Straight-line or declining balance methods of depreciation are used for financial reporting purposes. Accelerated methods are used for tax purposes.

     Leasehold improvements and assets recorded under capital lease obligations are depreciated over the shorter of their estimated useful life or the remaining lease term. Field support spare parts, which are repairable replacement parts for products maintained under service contracts, are amortized over a useful life of three or five years. Depreciable lives for furniture, fixtures and machinery is generally seven years. Buildings utilize a forty year life.

     Intangible assets are amortized on a straight-line basis over their estimated useful lives. The excess of cost over net assets of acquired business is amortized over 10 to 40 years. Other intangible assets are amortized over 3 to 5 years.

PRODUCT DEVELOPMENT

     Company-sponsored product development costs are expensed as incurred. Customer-sponsored product development costs are generally charged to costs of sales or the proceeds generated therefrom are credited to product development costs by the Company.

INCOME TAXES

     Deferred income taxes recognize the effect of temporary differences between the reporting of transactions and the basis of assets and liabilities for financial accounting and income tax purposes. Utilization of income tax credits are accounted for using the flow-through method, which recognizes the credits as reductions of income tax expense in the year utilized.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenue and expenses are

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


translated monthly at the average exchange rates for the month. Translation gains and losses are reported as a separate component of stockholders' equity, and transaction gains and losses are included in results of operations.

NET INCOME PER SHARE

     Net income per common and common equivalent share is based upon the weighted average number of outstanding shares during the year. The number of outstanding shares of common stock has been adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive, at the beginning of the period or date of issuance, and the use of the proceeds of such assumed exercise to repurchase, at market, common stock of the Company.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with current year presentation.

     On February 8, 1993, the Company authorized a three-for-two stock split payable in the form of a 50% stock dividend to stockholders of record on February 18, 1993. All share and per share data has been adjusted to reflect the stock split.


NOTE B - ACQUISITIONS AND EQUITY INVESTMENTS

     During the second quarter of fiscal year 1994, the Company acquired certain assets and assumed certain liabilities of LeRoux, Pitts and Associates ("LPA"), a subsidiary of NYNEX. The acquisition of LPA provides BancTec EFT-oriented software products for debit/credit card processing and electronic check authorization requirements. The purchase price, including acquisition costs, was approximately $2,500,000, which was paid in cash, plus liabilities assumed of approximately $1,500,000. The business combination was accounted for as a purchase and accordingly, LPA operations are included in the Company's consolidated results of operations from August 20, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

     During the second quarter of fiscal year 1994, BancTec contributed approximately $500,000 in cash and certain other considerations in exchange for a 33% equity interest in Servibanca, S.A.("Servibanca"), a Chilean company. Servibanca is a check processing service bureau as well as a distributor of BancTec image processing systems, document processing systems, and stand alone reader/sorters to banks, service bureaus, and other financial processors in Chile and other South American countries. BancTec's investment in and share of Servibanca's earnings have been included since September 14, 1993, and are recorded using the equity method of accounting.

     During the third quarter of fiscal year 1994, the Company acquired Imagesolve International, Ltd. ("Imagesolve"), a leading British provider of integrated systems solutions for electronic document imaging, specializing in solutions utilizing Computer Output to Laser Disk (COLD) technology, which electronically archives computer-generated documents onto optical disks. The purchase price, including acquisition costs, was approximately $2,800,000, which was paid in cash, plus liabilities assumed of approximately $1,350,000. The business combination was accounted for as a purchase

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


and accordingly, Imagesolve operations are included in the Company's consolidated results of operations from December 1, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

     Also during the third quarter of fiscal year 1994, the Company acquired Advanced Computer Systems, Inc. ("ACS"). ACS is currently a leading provider of software products which integrates check sorting, platform automation, loan processing, ATM and teller terminal processing and other bank operations activities, to banks with less than $300 million in assets. The purchase price, including acquisition costs, was approximately $25,300,000, which was paid in cash borrowed under the acquisition loan facility discussed in Note D, plus liabilities assumed of approximately $13,600,000. The business combination was accounted for as a purchase and accordingly, ACS operations are included in the Company's consolidated results of operations from December 23, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

     During the fourth quarter of fiscal year 1994, the Company acquired Terminal Data Corporation ("TDC"). TDC is a provider of document imaging systems, page scanning devices, and digital and microfilm cameras. The purchase price, including acquisition costs, was approximately $23,600,000, of which approximately $18,100,000 has been paid in cash as of year end. Liabilities assumed in the transaction were approximately $11,750,000. Such cash was borrowed under the acquisition loan facility. Non-cash consideration of approximately $5,500,000 consists primarily of future payments to be made for stock and debt which had not been tendered as of year end. Such payments shall be made using additional funds borrowed under the acquisition loan facility and/or operating cash. The business combination was accounted for as a purchase and accordingly, TDC operations are included in the Company's consolidated results of operations from February 28, 1994, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

     The following unaudited pro forma information combines the results of operations of the Company, ACS and TDC as if the purchase transactions had occurred at the beginning of fiscal year 1993. The pro forma information is based on the historical financial statements of BancTec, ACS and TDC giving effect to the transactions under the purchase method of accounting and including adjustments necessary to reflect the exclusion of certain ACS and TDC administration costs, additional interest on debt, amortization of the excess of cost over net assets of acquired business and the related tax impact thereof.

     Management believes that these pro forma statements may not be indicative of the results that would have occurred if the combinations had been in effect on the dates indicated or which may be obtained in the future. Anticipated efficiencies from the consolidation of these entities are not fully determinable, and therefore, have been excluded from these pro forma results of operations. The Company has not considered the LPA and Imagesolve acquisitions in these unaudited pro forma results of operations because such acquisitions are not material to the consolidated financial statements.

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                (Unaudited)
                                                           March 27,   March 28,
                                                             1994        1993
                                                           --------    --------
                                                              (In thousands)
     Revenue.......................................        $284,770    $277,847
        Income before cumulative effect of change
           in accounting method....................          15,477      13,288
     Net Income....................................          15,477      14,123
     Net Income per share:
        Before accounting change...................           $1.37       $1.22
        Net Income.................................           $1.37       $1.30


     In the second quarter of fiscal year 1993, the Company acquired Computer Field Specialists, Inc. and Computer Field Specialists of Texas, Inc. (collectively, "CFS") for 318,181 (477,272 as adjusted for stock split) shares of common stock. The acquisition was accounted for as a pooling of interests. The financial statements include the combined results of CFS and BancTec from June 29, 1992, the date of the acquisition. Prior periods have not been restated due to immateriality.

     Also during the second quarter of fiscal year 1993, the Company acquired Springfield Computer Consultants, Inc., which markets under the name of Access Banking Systems ("Access"). The purchase price, including acquisition costs, was approximately $3,400,000, of which $2,900,000 was paid in cash. Non-cash consideration of $500,000 consists primarily of future payments to the former owners. The business combination was accounted for as a purchase and accordingly, Access operations are included in the Company's consolidated results of operations from August 1, 1992, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

     In the third quarter of fiscal year 1992, BancTec, Inc. and Thomson-CSF ("Thomson"), a French company, established a joint venture company, ScanData N.V. BancTec contributed approximately $6,500,000 comprised of all of the outstanding stock of BancTec GmbH and BancTec Nederlands B.V., at book value, cash totalling $304,000 and other consideration in exchange for 50.5% of the shares of ScanData N.V.. Thomson contributed the assets, liabilities and contracts of ScanData S.A. (formerly the Cyberbanque operations) for 49.5% of the shares of ScanData N.V.. The transaction was recorded as an acquisition of ScanData S.A. using the purchase method. Accordingly, ScanData S.A. operations are included in the Company's consolidated financial results of operations from September 30, 1991, the effective date of the acquisition for accounting purposes.

     During the second quarter of fiscal year 1992, the Company acquired the third-party service business and related assets of ebm Systems, Inc. for a total cost, including acquisition costs, of approximately $6,400,000, paid in cash. The business combination was accounted for as a purchase and accordingly, ebm operations are included in the Company's consolidated financial results of operations from August 30, 1991, the effective date of the transaction.

     Also during the second quarter of fiscal year 1992, the outstanding common stock of Monitronics, Inc., a supplier of banking system hardware and software was acquired at a total cost, including acquisition costs, of approximately $2,000,000. Non-cash consideration totaled $1,350,000 and consisted primarily of future payments to the former owners. The business combination was accounted for as a purchase and

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


accordingly, Monitronics operations are included in the Company's consolidated financial results of operations from September 27, 1991, the effective date of the transaction.

     The Company has not disclosed unaudited proforma results of operations of CFS, Access, ScanData S.A., ebm Systems, Inc., and Monitronics, Inc. as if the acquisitions had been made as of the beginning of fiscal year 1993 or 1992 because such acquisitions are not material to the consolidated financial statements.

     The excess of the costs of these acquired businesses over the fair value assigned to the assets acquired less liabilities assumed are being amortized over their estimated useful lives using the straight-line method commencing with the respective dates of acquisition:

     Acquired Business         Goodwill Amortization Period
     -----------------         ----------------------------

     LPA                                 15 years
     ImageSolve                          20 years
     ACS                                 20 years
     TDC                                 25 years
     Access                              15 years
     ScanData S.A.                       20 years
     ebm                                 10 years
     Monitronics                         15 years

     The Company continually evaluates whether events and circumstances indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. No adjustments to recorded goodwill have resulted from these evaluations.


NOTE C - INVENTORIES


                                                         March 27,   March 28,
                                                           1994        1993
                                                         --------    --------
                                                             (In thousands)
     Raw materials.................................       $18,395     $16,215
     Work-in-process ..............................         6,565       2,639
     Finished goods ...............................        28,732      21,707
     Obsolescence and valuation reserves...........        (4,923)     (3,627)
                                                          -------     -------
                                                          $48,769     $36,934
                                                          -------     -------
                                                          -------     -------


NOTE D - INDEBTEDNESS


                                                         March 27,   March 28,
                                                           1994        1993
                                                         --------    --------
                                                             (In thousands)
     Term loans payable to banks...................       $61,340     $20,697
     Obligations under capital leases..............         1,650       1,388
                                                          -------     -------
                                                           62,990      22,085
     Less current maturities.......................        12,426       9,846
                                                          -------     -------
                                                          $50,564     $12,239
                                                          -------     -------
                                                          -------     -------


                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Future maturities of indebtedness, excluding obligations under capital leases, are as follows:

                       Fiscal Year               (In thousands)
                       -----------               --------------
          1995.............................          $11,941
          1996.............................           13,175
          1997.............................            9,247
          1998.............................            9,247
          1999.............................            9,247
          Thereafter.......................            8,483
                                                     -------
                                                     $61,340
                                                     -------
                                                     -------


     During fiscal year 1994, the Company renegotiated the terms of its credit agreement with several banks. The revised agreement provides for a $20,000,000 short-term revolving credit facility ("revolving credit facility"), a $51,000,000 term loan ("term loan") and a $55,000,000 acquisition loan facility ("acquisition facility") which are unsecured. The agreement contains restrictive covenants which, among other things, restrict payment of dividends, limit additional debt and require the Company to maintain a defined current ratio, minimum net worth and a minimum ratio of cash flow from operations to debt service. The revolving credit facility bears interest at the lender's prime commercial rate or, at the Company's option, the London Interbank Offered Rate (LIBOR) on Eurodollar borrowings plus 1 point. A commitment fee of 1/4% on the unused revolving credit facility is payable on a quarterly basis. The term loan and acquisition facility bear interest at the lender's prime commercial rate or, at the Company's option, LIBOR plus 1-1/4 to 1-3/4 points, depending on the Company debt to capitalization ratio, as defined. At March 27, 1994, the Company's debt to capitalization ratio was .35 and the applicable interest rate was LIBOR plus 1-1/2 points.

     At March 29, 1992, the Company had outstanding interest rate swap agreements which effectively converted $25,000,000 of floating rate debt to fixed rate debt with interest rates ranging from 11.53% to 11.98%. Under the agreements, which expired in the first quarter of fiscal year 1993, the Company made payments to a counter party at a fixed rate and in return received payments at variable rates based on the prime rate as defined in the agreements. The net interest paid is included in interest expense.

     Borrowings under the term loan total $13,181,000 at March 27, 1994. Principal payments under the term loan are due in 28 equal quarterly installments, plus interest, which commenced on June 30, 1989 and matures in fiscal year 1996.

     Under the acquisition facility, the Company may borrow up to $55,000,000 during the period from inception of the facility, October 6, 1993, through December 31, 1994 for the purpose of funding acquisitions. At December 31, 1994, the balance of the acquisition facility will be converted to a term loan and principal payments are due in 20 equal quarterly installments, plus interest, which commence on March 31, 1995 and end on December 31, 1999. At March 27, 1994, the balance of the acquisition facility was $44,200,000.

     The weighted average interest rate on borrowings under the term loan and acquisition facility was 4.94% at March 27, 1994.

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Future minimum lease payments under capital lease obligations are as follows:


                       Fiscal Year                  (In thousands)
                       -----------                  --------------
          1995.............................           $  734
          1996.............................              556
          1997.............................              313
          1998.............................              128
          1999.............................               33
                                                      ------
          Total minimum lease payments.....            1,764
          Less amount representing interest
            (5.9%-10.3% rate)..............              114
                                                      ------
          Present value of net minimum lease
            payments, including current
            maturities of $635,000 at
            March 27, 1994 ................           $1,650
                                                      ------
                                                      ------

     Property, plant and equipment recorded under capital leases are as follows:


                                                        March 27,   March 28,
                                                          1994        1993
                                                        --------    --------
                                                            (In thousands)
     Machinery and equipment.......................      $   852     $   702
     Furniture, fixtures and other.................        3,006       2,133
                                                         -------     -------
     Total - at cost...............................        3,858       2,835
     Less accumulated depreciation ................        1,991       1,351
                                                         -------     -------
                                                         $ 1,867     $ 1,484
                                                         -------     -------
                                                         -------     -------

     The Company paid cash totalling $1,093,000, $1,967,000, and $3,442,000 for interest during fiscal years 1994, 1993 and 1992, respectively.



NOTE E - OTHER ACCRUED EXPENSES AND LIABILITIES

                                                        March 27,   March 28,
                                                          1994        1993
                                                        --------    --------
                                                            (In thousands)
     Salaries, wages and other compensation........     $16,033     $12,086
     Accrued taxes, other than income taxes........       3,860       1,859
     Advances from customers.......................       3,279       2,666
     Other.........................................       8,796      10,334
                                                        -------     -------
                                                        $31,968     $26,945
                                                        -------     -------
                                                        -------     -------


NOTE F - INCOME TAXES

     In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109 - Accounting for Income Taxes. SFAS 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


gave no recognition to future events other than the recovery of assets and settlement of liabilities at their recorded amounts.

     BancTec elected to reflect the cumulative effect of adopting this pronouncement as a change in accounting principle as of the beginning of fiscal year 1993 with a credit to earnings of $835,000. Prior year's financial statements were not restated. This credit consists primarily of the increase in net deferred tax assets to reflect the benefit of taxes previously provided for profit on inventory sold between BancTec entities within different taxing jurisdictions but still on the Company's consolidated books at the end of fiscal 1992. Such benefit could not be recorded under SFAS 96. The impact of adoption of SFAS 109 on fiscal 1993 results was not significant and previously reported quarters have not been restated.

     The domestic and foreign components of income before income taxes and cumulative effect of accounting change consisted of the following:

                                                         Years Ended
                                              --------------------------------
                                              March 27,   March 28,   March 29,
                                                1994        1993        1992
                                              --------    --------    --------
                                                       (In thousands)
     Domestic (including Puerto Rico).......  $26,754     $19,272     $10,413
     Foreign................................   (3,891)      1,829       8,268
                                              -------     -------     -------
                                              $22,863     $21,101     $18,681
                                              -------     -------     -------
                                              -------     -------     -------


     The income tax provision (benefit) consisted of the following:


                                                          Years Ended
                                               --------------------------------
                                               March 27,   March 28,   March 29,
                                                 1994        1993        1992
                                               --------    --------    --------
                                                        (In thousands)
     Current:
        Federal (including Puerto Rico).....   $ 9,508      $7,174      $4,356
        State...............................       729         822         918
        Foreign.............................     1,126         973       1,131
                                               -------      ------      ------
           Total current....................    11,363       8,969       6,405
                                               -------      ------      ------
     Deferred:
        Federal.............................      (972)       (544)        641
        Foreign.............................    (1,246)          -           -
                                               -------      ------      ------
           Total deferred...................    (2,218)       (544)        641
                                               -------      ------      ------
                                               $ 9,145      $8,425      $7,046
                                               -------      ------      ------
                                               -------      ------      ------

                                                                              29

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:


                                                       Years Ended
                                            --------------------------------
                                            March 27,   March 28,   March 29,
                                              1994        1993        1992
                                            --------    --------    --------
                                                        (In thousands)
     Provision at U.S. statutory rate of 35%
        in fiscal year 1994, and 34% for
        fiscal year 1993 and 1992........... $8,002      $7,174      $6,352
     Increase (reduction) in tax expense
        resulting from:
          Impact of foreign and Puerto Rico
             income tax rates............... (1,029)        475        (388)
          Charge in lieu of taxes for tax
             benefits realized from the
             acquisition of CES.............    137         110         468
          Valuation reserves provided for tax
             deductible losses generated....  1,246           -           -
          Utilization of investment and
             alternative minimum tax credits.     -        (584)          -
          Domestic amortization of cost over
             net assets of acquired business.   637         437         355
          State income tax, net of federal
             income tax benefit.............    474         597         606
          Other.............................   (322)        216        (347)
                                             ------      ------      ------
                                             $9,145      $8,425      $7,046
                                             ------      ------      ------
                                             ------      ------      ------

     The Company paid cash totalling $9,414,000, $5,006,000, and $6,049,000, for income taxes in fiscal years 1994, 1993 and 1992, respectively.

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are included in other current assets. The deferred tax benefit in fiscal years 1994 and 1993 and the deferred tax provision in fiscal year 1992 represented the effect of changes in the amounts of temporary differences during those fiscal years.

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     As of March 27, 1994 and March 28, 1993, deferred tax assets (liabilities), as determined under the provisions of SFAS 109, were comprised of the following:

                                                          March 27,   March 28,
                                                            1994        1993
                                                          --------    --------
                                                              (In thousands)
     Gross Deferred Tax Liability:
        Depreciation................................      $  (939)    $(2,070)
                                                          -------     -------
     Gross Deferred Tax Assets:
        Inventory reserves..........................        1,088         997
        Warranty reserves...........................          104         136
        Employee benefit accruals...................        2,015       1,568
        Accounts receivable reserves................          531         361
        Deductible acquisition costs................          238         397
        Net operating losses........................        6,135       3,654
        Taxes paid on intercompany profits..........          983       1,215
        Alternative minimum tax credit carryforward.            -         350
        Other.......................................          117         201
                                                          -------     -------
        Gross deferred tax assets...................       11,211       8,879
                                                          -------     -------
        Deferred tax assets valuation reserve.......       (4,900)     (3,654)
                                                          -------     -------
        Net deferred tax asset......................      $ 5,372     $ 3,155
                                                          -------     -------
                                                          -------     -------


     The net change in the deferred tax asset valuation reserve in fiscal 1994 and 1993 was $1,246,000 and $2,326,000, respectively, and is attributable to the increase in the net operating loss carryforwards of the Company's Canadian and Australian subsidiaries and the German entity of the Scandata Joint Venture.

     At March 27, 1994, the Company had approximately $566,000 in deductible temporary differences remaining for financial reporting purposes as a result of the acquisition of CES. An adjustment to the excess of cost over net assets of business acquired and a charge in lieu of taxes is recorded for any tax benefits resulting from realization of these carryforwards in years subsequent to the acquisition.

     Undistributed earnings of foreign subsidiaries were approximately $7,264,000 at March 27, 1994 and $6,831,000 at March 28, 1993. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.


NOTE G - STOCKHOLDERS' EQUITY

     On February 8, 1993, the Company authorized a three-for-two stock split payable in the form of a 50% stock dividend to stockholders of record on February 18, 1993. A total of 3,457,553 shares of common stock were issued in connection with the split. Accordingly, $34,576 was transferred from additional paid-in capital to common stock. All share and per share data presented has been adjusted to reflect the stock split.

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


EMPLOYEE STOCK AWARD PLANS

     At March 27, 1994, a total of 2,313,558 shares of common stock were reserved for issuance under the Company's stock award plans. At March 27, 1994, 630,966 shares were available for future grant. In general, the plans provide for the granting of options or restricted shares to key employees. A summary of the key provisions of each type award is as follows:

     STOCK OPTIONS

     In general, the plans provide for the granting of options at not less than the fair market value of the stock at the date of grant. Options issued vest periodically as defined in the plans. At March 27, 1994, options to purchase 1,682,592 shares were outstanding, of which options to purchase 617,182 shares were vested and could be exercised.

     A summary of activity in the Company's stock option plans is as follows:


                                                                Option Price
                                                 Shares           Per Share
                                               ----------      ---------------
     Options outstanding - March 29, 1992....   1,532,974      $ 3.50 - $11.50
     Granted.................................     375,897       14.67 -  18.83
     Exercised...............................    (297,044)       4.67 -  10.50
     Forfeited...............................     (51,505)       4.83 -  16.92
                                               ----------
     Options outstanding - March 28, 1993....   1,560,322        3.50 -  18.83
     Granted.................................     397,235       17.75 -  22.38
     Exercised...............................    (221,933)       3.50 -  18.83
     Forfeited ..............................     (53,032)       4.83 -  18.83
                                               ----------
     Options outstanding - March 27, 1994....   1,682,592      $ 3.50 - $22.38
                                               ----------
                                               ----------

     RESTRICTED STOCK AWARDS

     The Board of Directors of the Company periodically awards restricted stock to key employees as compensation. Vesting is pro rata and is subject to future service. Unearned compensation is charged for the market value of the shares on the date of grant and is amortized to expense over the vesting period. Such amount is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During fiscal 1994, 27,981 restricted shares were awarded and unearned compensation of $490,100 was recorded. During fiscal 1993, 53,312 restricted shares were awarded and unearned compensation of $1,239,000 was recorded. Vesting on such shares ranges from 3 years to 19 years. In fiscal year 1994 and 1993, $188,100 and $108,000, respectively, was amortized to expense.

EMPLOYEE STOCK PURCHASE PLANS

     The Company has an employees' stock purchase plan, under which 42,142 shares of common stock were reserved at March 27, 1994. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the exercise period. During fiscal years 1994 and 1993, the Company issued 49,186 and 51,474 shares, respectively, under the plan.

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


STOCKHOLDER RIGHTS

     On June 16, 1988, the Company adopted a Stockholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one right for each common share held as of the close of business on June 27, 1988. Each share issued thereafter also received one right. As a result of the three-for-two stock split, the number of rights associated with each share of common stock has been adjusted from one right to two-thirds of a right. The Stockholder Rights Plan was designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights will expire on May 24, 1998.

     Each right will entitle stockholders to buy one and one-half shares of common stock of the Company at an exercise price of $35.50. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 30% or more of the common shares.

     If any person becomes the beneficial owner of 35% or more of the Company's common stock, other than pursuant to certain tender or exchange offers described in the Plan, or if the Company is the surviving corporation in a merger with a 20%-or-more stockholder and its common shares are not changed or converted, or if a 20%-or-more stockholder engages in certain self-dealing transactions with the Company, then each right not owned by such person or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of Company common stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the right's exercise price. In addition, after any person has become a 20%-or-more stockholder, (i) if the Company is involved in a merger or other business combination transaction in which it is not the continuing or surviving corporation (other than a merger described in the previous sentence or a merger that follows a certain tender or exchange offers described in the Plan), or (ii) if the Company sells 50% or more of its assets or earning power, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price. The Company will generally be entitled to redeem the rights at $.05 per right at any time until the fifteenth day (subject to certain limited extensions) following public announcement that a 20% position has been acquired.


NOTE H - EMPLOYEE BENEFIT PLANS

     The Company has an employee savings plan which allows substantially all full-time domestic employees to make contributions defined by section 401(k) of the Internal Revenue Code. The Company elected to contribute 1.4%, 1.5%, and 2.6% of the qualifying participant's base salary in fiscal years 1994, 1993 and 1992, respectively. Amounts expensed under the plan for the years ended March 27, 1994, March 28, 1993, and March 29, 1992 were $597,000, $600,000, and
$698,000, respectively. The Company provides no material post retirement benefits to its employees.

                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE I - COMMITMENTS AND CONTINGENCIES

     The Company leases most of its production facilities and certain equipment under non-cancelable operating leases expiring through fiscal year 2010. Total Company rent expense for the years ended March 27, 1994, March 28, 1993, and March 29, 1992 was $4,263,000, $4,701,000, and $4,754,000, respectively.

     Future minimum payments under non-cancelable operating leases are approximately as follows:


                       Fiscal Year                  (In thousands)
                       -----------                  --------------
          1995.............................          $ 5,260
          1996.............................            4,125
          1997.............................            3,022
          1998.............................            2,610
          1999.............................            1,658
          Thereafter.......................            4,808
                                                     -------
                                                     $21,483
                                                     --------
                                                     --------

     The Company has the option to renew operating leases on its major facilities at the end of the current lease terms.


NOTE J - GEOGRAPHIC OPERATIONS

     The Company operates in the following geographic areas: the United States, including Puerto Rico, Europe, including the United Kingdom and Scandinavia, and other international areas consisting primarily of Australia and Canada. Interarea sales to affiliates are accounted for at established transfer prices.

     Sales and operating income for the years ended March 27, 1994, March 28, 1993, and March 29, 1992, and identifiable assets at the end of each of those years, classified by geographic area, are as follows:

                                                    Other
                                  United            Inter-   Elimi-   Consoli-
                                  States   Europe  national nations    dated
                                  ------   ------  -------  -------   -------

                                                (In thousands)
1994
 Sales to unaffiliated customers..$186,362 $56,778  $ 4,398  $      - $247,538
 Interarea sales to affiliates....  16,809       -        -   (16,809)       -
 Operating income.................  25,159  (2,175)    (569)    3,021   25,436
 Identifiable assets.............. 236,136  54,759    2,234   (16,859) 276,270

1993
 Sales to unaffiliated customers. $171,539 $56,571  $ 5,775  $      - $233,885
 Interarea sales to affiliates....  25,121     710        -   (25,831)       -
 Operating income.................  25,717  (1,166)    (718)    2,270   26,103
 Identifiable assets.............. 164,055  46,886    2,809   (18,904) 194,846

1992
 Sales to unaffiliated customers..$141,728 $35,646  $13,594  $      - $190,968
 Interarea sales to affiliates....  18,576   2,690        -   (21,266)       -
 Operating income.................  24,527   2,245      352    (4,519)  22,605
 Identifiable assets.............. 154,294  37,526    3,705   (24,271) 171,254


                                  BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Foreign currency transaction losses in fiscal years 1994, 1993 and 1992 were $374,000, $1,122,000, and $17,000, respectively, and are included as part of sundry-net in the consolidated statements of income.


NOTE K - RELATED PARTIES

     Prior to fiscal year 1994, ScanData S.A. subcontracted the performance of maintenance services for certain customers to Thomson, a partner in the ScanData J.V. discussed in Note B. Under the terms of such agreement, ScanData S.A. received 12.5% of the amount billed for maintenance services in exchange for providing such customers to Thomson. This agreement expired at the end of fiscal year 1993. Included in fiscal year 1993 and 1992 revenues are $461,000 and $208,000, respectively, related to this arrangement. Included in trade accounts payable at March 27, 1994 and March 28, 1993 are $6,635,000 and $2,531,000, respectively, payable to Thomson.


NOTE L - SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                           1994
                                     ------------------------------------------------
                                        Q1        Q2        Q3        Q4       Total
                                        --        --        --        --       -----
                                         (In thousands, except per share data)
Revenue............................  $54,878   $53,342   $59,539   $79,779   $247,538
Gross profit.......................   15,251    14,815    17,620    21,966     69,652
Net income.........................    3,280     3,356     4,257     5,450     16,343
Fully diluted net income per share.      .30       .30       .38       .48       1.45

                                                           1993
                                     ------------------------------------------------
                                        Q1        Q2        Q3        Q4       Total
                                        --        --        --        --       -----
                                          (In thousands, except per share data)
Revenue............................  $49,246   $67,670   $56,377   $60,592   $233,885
Gross profit.......................   14,651    18,063    17,079    16,807     66,600
Income before cumulative effect of
   accounting change...............    2,803     3,737     3,622     4,189     14,351
Net income.........................    3,638     3,737     3,622     4,189     15,186
Fully diluted income per share
   before cumulative effect of
   accounting change...............      .27       .34       .33       .38       1.32
Fully diluted net income per share.      .35       .34       .33       .38       1.40



     Due to changes in the market value of the Company's stock, net income per share as presented does not equal the sum of the quarters.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1994 annual meeting of stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1994 annual meeting of stockholders, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1994 annual meeting of stockholders, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1994 annual meeting of stockholders, which information is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) (1) and (2) Financial Statements: See Index to Financial Statements and Schedules on page 40.

 (b)        Reports on Form 8-K:

             (i) January 5, 1994, Acquisition of Advanced Computer Systems,
                 Inc.

            (ii) May 16, 1994, Acquisition of Terminal Data Corporation.

 (c)        Exhibits

 3.1         - Certificate of Incorporation.(6)


 3.2         - By-Laws.(1)


 4.1         - Specimen of Common Stock Certificate.(1)


10.1         - BancTec, Inc. 1989 Stock Plan (8)


10.2         - BancTec, Inc. Incentive Stock Option Plan, as amended.(3)


10.3         - BancTec, Inc. 1982 Nonqualified Stock Option Plan, as amended.(3)


10.4         - BancTec, Inc. 1994 Stock Plan.(11)


10.5         - BancTec, Inc. 1990 Employee Stock Purchase Plan, as amended.(7)


10.6         - BancTec, Inc. Deferred Compensation Plan.(9)


10.7         - Employment Agreement with Grahame N. Clark, Jr. dated
               May 28, 1992.(10)

10.8         - Employment Agreement with Norton A. Stuart dated
               May 28, 1992.(10)


10.9         - Employment Agreement with Tod V. Mongan dated May 28, 1992.(10)


10.10        - Employment Agreement with Gary T. Robinson dated
               May 28, 1992.(10)


10.11        - Rights Agreement dated June 16, 1988.(5)


10.12        - Amended and Restated Credit Agreement dated October 6, 1993 among the Company, its Subsidiaries and Texas Commerce Bank National Association, as Agent.(11)

10.13        - Form of Indemnification Agreement between the Company and each of its Directors and Officers.(4)

10.14        - License Agreement dated April 1, 1986 between the Company and TRW
               Financial Systems, Inc. (formerly Teknekron Financial Systems, Inc.), a TRW company.(2)

11.1         - Statement re: computation of net income per share.(11)

22.1         - Subsidiaries.(11)


24.1         - Consent of Independent Public Accountants.(11)


24.2         - Consent of Independent Public Accountants.(11)


- - - - - ----------

 (1) Filed as an Exhibit to the Company's Registration Statement on Form 8-B and incorporated herein by reference.

 (2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1985 and incorporated herein by reference.

 (3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 30, 1987 and incorporated herein by reference.

 (4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 29, 1988 and incorporated herein by reference.

 (5) Incorporated by reference to the Company's current report on Form 8-K filed on July 6, 1988.

 (6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 2, 1989 and incorporated herein by reference.

 (7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

 (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

 (9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 29, 1992 and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 28, 1993 and incorporated herein by reference.

(11)        Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BANCTEC, INC.

                                            By  /s/   Grahame N. Clark, Jr.
                                               ---------------------------------
                                                         Grahame N. Clark, Jr.
                                                         Chairman of the Board
                                                     and Chief Executive Officer


Dated:  June 22, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Signature                        Title                       Date
         ---------                        -----                       ----


 /s/ Grahame N. Clark, Jr.     Chairman of the Board and Chief     June 22, 1994
- - - - - -----------------------------  Executive Officer and Director
Grahame N. Clark, Jr.          (Principal Executive Officer)

 /s/ Norton A. Stuart, Jr.       President and Director            June 22, 1994
- - - - - -----------------------------
Norton A. Stuart, Jr.

 /s/ Gary T. Robinson            Senior Vice President and         June 22, 1994
- - - - - -----------------------------     Chief Financial Officer
Gary T. Robinson               (Principal Financial Officer)


 /s/ Michael D. Kubic         Vice President, Controller and       June 22, 1994
- - - - - -----------------------------      Assistant Treasurer
Michael D. Kubic              (Principal Accounting Officer)

 /s/ Michael E. Faherty                Director                    June 22, 1994
- - - - - -----------------------------
Michael E. Faherty

                                       Director
- - - - - -----------------------------
Paul J. Ferri

 /s/ Rawles Fulgham                    Director                    June 22, 1994
- - - - - -----------------------------
Rawles Fulgham

                                       Director
- - - - - -----------------------------
Thomas G. Kamp

 /s/ Michael A. Stone                  Director                    June 22, 1994
- - - - - -----------------------------
Michael A. Stone

 /s/ Merle J. Volding                  Director                    June 22, 1994
- - - - - -----------------------------
Merle J. Volding

                                  BANCTEC, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                        Page
                                                                       Number
                                                                       ------

Financial Statements and Report of Independent Public Accountants
- - - - - -----------------------------------------------------------------

   Report of Independent Public Accountants...................... 14-15, 41

   Consolidated Balance Sheets at March 27, 1994 and March 28,
    1993.........................................................     16-17

   Consolidated Statements of Income for the years ended March 27,
   1994, March 28, 1993 and March 29, 1992........................       18

   Consolidated Statements of Cash Flows for the years ended
   March 27, 1994, March 28, 1993 and March 29, 1992..............       19

   Consolidated Statements of Stockholders' Equity for the years
   ended March 27, 1994, March 28, 1993 and March 29, 1992........       20

   Notes to Consolidated Financial Statements.....................    21-35

Supporting Schedules
- - - - - --------------------

   Schedules:
      VIII  Valuation and Qualifying Accounts for the years ended
            March 27, 1994, March 28, 1993 and March 29, 1992.....       42

        IX  Short-term Borrowings for the years ended March 27,
            1994, March 28, 1993 and March 29, 1992...............       43

         X  Supplementary Income Statement Information for the
            years ended March 27, 1994, March 28, 1993 and
            March 29, 1992........................................       44



All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







The Board of Directors and Stockholders
BancTec, Inc.:



            We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of March 27, 1994 and March 28, 1993 and for the years then ended included in BancTec, Inc.'s Form 10-K, and have issued our report thereon dated May 17, 1994. Our audits were made for the purpose of forming an opinion on the 1994 and 1993 consolidated financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic 1994 and 1993 consolidated financial statements. The 1994 and 1993 consolidated schedules have been subjected to the auditing procedures applied in the audits of the basic 1994 and 1993 consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic 1994 and 1993 consolidated financial statements taken as a whole.



                                                           Arthur Andersen & Co.


Dallas, Texas
May 17, 1994

                                                                  Schedule VIII
                                 BANCTEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

         Years Ended March 27, 1994, March 28, 1993 and March 29, 1992
                                (In thousands)


         Column A            Column B        Column C         Column D     Column E
         --------            --------    -----------------    --------     --------
                                             Additions
                                         -----------------
                            Balance at   Charged to                       Balance at
                            beginning    costs and                          end of
        Description         of period    expenses    Other   Deductions     period
        -----------         ----------   ---------   -----   ----------   ----------
Year ended March 27, 1994:
  Allowance for doubtful
    accounts...............   $1,342      $  312     $   -     $  136(a)   $1,518
  Inventory obsolescence and
    valuation reserves.....    3,627       2,945         -      1,649(b)    4,923
                              ------      ------     -----     ------      ------
                              $4,969      $3,257     $   -     $1,785      $6,441
                              ------      ------     -----     ------      ------
                              ------      ------     -----     ------      ------

Year ended March 28, 1993:
  Allowance for doubtful
    accounts...............   $1,831      $  324     $   -     $  813(a)   $1,342
  Inventory obsolescence and
    valuation reserves.....    3,792       2,692         -      2,857(b)    3,627
                              ------      ------     -----     ------      ------
                              $5,623      $3,016     $   -     $3,670      $4,969
                              ------      ------     -----     ------      ------
                              ------      ------     -----     ------      ------

Year ended March 29, 1992:
  Allowance for doubtful
    accounts...............   $2,039      $  170     $   -     $  378(a)   $1,831(c)
  Inventory obsolescence and
    valuation reserves.....    4,501         735         -      1,444(b)    3,792
                              ------      ------     -----     ------      ------
                              $6,540      $  905     $   -     $1,822      $5,623
                              ------      ------     -----     ------      ------
                              ------      ------     -----     ------      ------


- - - - - ------------

(a)  Write-off of uncollectible accounts.

(b)  Scrapping of obsolete inventory and book to physical inventory adjustments.

(c) Comprised of $1,501 applicable to current accounts receivable and $330 applicable to non-current receivables.


                                                                   Schedule IX

                                    BANCTEC, INC.

                                SHORT-TERM BORROWINGS

            Years Ended March 27, 1994, March 28, 1993 and March 29, 1992
                                   (In thousands)


    Column A                 Column B    Column C   Column D     Column E      Column F
    --------                 --------    --------   --------     --------      --------
                                                    Maximum      Average       Weighted
                                         Weighted   amount       amount        average
                             Balance     average    outstanding  outstanding   interest rate
  Category of aggregate      at end of   interest   during the   during the    during the
  short-term borrowings      period      rate       period       period (a)    period (a)
  ---------------------      ---------   --------   ----------   ----------    -------------
Year ended March 27, 1994:
  Amounts payable to banks..    $ -       6.13%     $3,000,000    $   24,725        6.13%

Year ended March 28, 1993:
  Amounts payable to banks..     -        4.98%      6,000,000     1,588,398        5.07%

Year ended March 29, 1992:
  Amounts payable to banks..     -        6.29%      2,500,000     1,043,956        6.36%


- - - - - ------------

(a) The average amount outstanding and the weighted average interest rate during the period were computed on a daily basis.


                                                                     Schedule X

                                   BANCTEC, INC.

                    SUPPLEMENTARY INCOME STATEMENT INFORMATION


                   Column A                                       Column B
                   --------                                       --------
                     Item                              Charged to costs and expenses
                     ----                              ------------------------------
                                                                 Years ended
                                                       ------------------------------
                                                       March 27,  March 28,  March 29,
                                                         1994       1993       1992
                                                       --------   --------   --------
                                                               (In thousands)
Depreciation and amortization of intangible assets:

   Excess of cost over net assets of acquired
      business.......................................   $1,900     $1,658     $1,113

   Other intangible assets...........................    1,790      1,420      1,178
                                                        ------     ------     ------

                                                        $3,690     $3,078     $2,291
                                                        ------     ------     ------
                                                        ------     ------     ------


     All other required information has been omitted as no other single item exceeds 1% of total sales and revenues.