Form 10-Q
period 1994-06-26
BANCTEC INC
filed 1994-08-05
CIK 318378

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q



[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                    June 26, 1994
                             ---------------------------------------------------

                                       OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

         _______________________________________________________________

Commission file number                            0-9859
                       ---------------------------------------------------------

                                  BANCTEC, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    75-1559633
- - --------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

                   4435 Spring Valley Road, Dallas, TX  75244
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 450-7700
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
         Class                                           August 1, 1994
         -----                                           --------------

Common Stock, $.01 par value                               10,831,278

                                  BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 (UNAUDITED)
ASSETS                                          June 26, 1994     March 27, 1994
                                                -------------     --------------
  Current Assets:
    Cash and cash equivalents                       $  6,003           $ 12,644
    Accounts receivable, less allowance for
      doubtful accounts of $1,708 at June
      and $1,518 at March                             77,096             66,635
    Inventories                                       52,414             48,769
    Other current assets                               9,098              8,667
                                                    --------           --------
      Total current assets                           144,611            136,715

  Property, Plant and Equipment - Net                 45,820             45,384

  Excess of Cost Over Net Assets of Acquired
    Businesses, less accumulated amortization of
    $7,897 at June and $6,832 at March                96,563             88,352

  Other Intangible Assets, less accumulated
    amortization of $4,843 at June and
    $4,388 at March                                    2,751              3,264
  Other Assets                                         3,144              2,555
                                                    --------           --------
      Total assets                                  $292,889           $276,270
                                                    --------           --------
                                                    --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Revolving credit facility                       $ 15,000           $      -
    Current maturities of long-term debt              12,528             12,426
    Trade accounts payable                            12,017             12,904
    Related party payable                              8,458              6,635
    Other accrued expenses and liabilities            33,156             31,968
    Deferred revenue                                  23,127             23,580
    Income taxes                                       2,740              3,117
                                                    --------           --------
      Total current liabilities                      107,026             90,630
                                                    --------           --------

  Long-Term Debt, less current maturities             51,440             50,564
                                                    --------           --------

  Other Liabilities                                    5,405              5,593
                                                    --------           --------

  Commitments and Contingencies

  Minority Interest                                      771              1,210
                                                    --------           --------

  Stockholders' Equity:
    Preferred stock-authorized, 1,000,000 shares
      of $.01 par value:
        Series A - no shares issued and outstanding        -                  -
        Series B - no shares issued and outstanding        -                  -
    Common stock-authorized, 45,000,000 shares of
      $.01 par value; issued and outstanding,
      10,600,416 at June and 10,743,550 at March         106                107
    Additional paid-in capital                        41,924             45,959
    Retained earnings                                 88,063             84,361
    Foreign currency translation adjustments            (319)              (721)
    Unearned compensation                             (1,527)            (1,433)
                                                    --------           --------
      Total stockholders' equity                     128,247            128,273
                                                    --------           --------
      Total liabilities & stockholders' equity      $292,889           $276,270
                                                    --------           --------
                                                    --------           --------


                 See notes to consolidated financial statements.

                                  BANCTEC, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                         Three Months Ended
                                                    June 26,           June 27,
                                                      1994               1993
                                                    --------           --------
Revenue:
  Equipment and software                             $38,590            $28,172
  Maintenance and other services                      30,876             26,706
                                                     -------            -------
                                                      69,466             54,878
                                                     -------            -------

Costs of Sales:
  Equipment and software                              24,523             19,048
  Maintenance and other services                      24,161             20,579
                                                     -------            -------
                                                      48,684             39,627
                                                     -------            -------

Gross Profit                                          20,782             15,251
                                                     -------            -------

Operating Expenses:
  Product development                                  2,759              2,653
  Selling, general and administrative                 10,854              7,277
                                                     -------            -------
                                                      13,613              9,930
                                                     -------            -------

Income from Operations                                 7,169              5,321
                                                     -------            -------

Other Income (Expense):
  Interest income                                         37                119
  Interest expense                                    (1,064)              (369)
  Sundry-net                                            (515)              (541)
                                                     -------            -------
                                                      (1,542)              (791)
                                                     -------            -------

Income Before Income Taxes and Minority Interest       5,627              4,530

Income Tax Provision                                  (2,364)            (1,767)

Minority Interest                                        439                517
                                                     -------            -------

Net Income                                           $ 3,702            $ 3,280
                                                     -------            -------
                                                     -------            -------

Net Income Per Common Share                             $.33               $.30

Weighted Average Number of Common
  Shares-Fully Diluted                                11,227             11,088


                 See notes to consolidated financial statements.

                                  BANCTEC, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                    June 26, 1994  June 27, 1993
                                                    -------------  -------------
Cash Flows From Operating Activities
  Net income                                             $ 3,702       $ 3,280
  Adjustments to reconcile net income to cash flows
    provided by (used in) operating activities:
      Depreciation and amortization                        6,143         4,422
      (Increase) decrease in accounts receivable          (8,831)        3,641
      Increase in inventories                             (2,996)       (1,610)
      Decrease in trade accounts payable                    (719)       (3,107)
      Decrease in deferred revenue                          (719)         (115)
      Minority interest in earnings                         (439)         (517)
      Other                                               (2,179)       (2,492)
                                                         -------       -------
         Cash flows provided by (used in) operating
           activities                                     (6,038)        3,502
                                                         -------       -------


Cash Flows From Investing Activities
  Net purchases of property, plant and equipment          (4,570)       (3,038)
  Purchase of businesses, net of cash acquired            (7,249)         (639)
                                                         -------       -------

         Cash flows used in investing activities         (11,819)       (3,677)
                                                         -------       -------


Cash Flows From Financing Activities
  Net proceeds from borrowings                            21,500             -
  Payments of current portion of long-term debt and
    capital lease obligations                             (5,522)       (2,064)
  Repurchase of common stock                              (4,732)            -
  Proceeds from sales and issuances of common stock          555            75
                                                         -------       -------

         Cash flows provided by (used in) financing
            activities                                    11,801        (1,989)
                                                         -------       -------

Effect Of Exchange Rate Changes on Cash                     (585)         (397)
                                                         -------       -------

Net Decrease In Cash And Cash Equivalents                 (6,641)       (2,561)

Cash and Cash Equivalents, Beginning of Period            12,644        25,326
                                                         -------       -------

Cash and Cash Equivalents, End of Period                 $ 6,003       $22,765
                                                         -------       -------
                                                         -------       -------

Supplemental Disclosure Information
  Cash paid during the period for:
      Interest                                            $  830        $  318
      Income taxes                                         2,700         2,657


                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of presentation and other accounting information.

     The Company uses a 13 week period for quarterly reporting and a 52 or 53 week fiscal year which ends on or about March 31. Fiscal year 1995 first quarter ended on June 26, 1994. Fiscal year 1994 first quarter and fourth quarter ended on June 27, 1993 and March 27, 1994, respectively.

     The consolidated balance sheet at June 26, 1994, and the consolidated statements of operations and cash flows for the interim periods ending June 26, 1994 and June 27, 1993, included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.

     Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options.

     The Company's results for the quarter ended June 26, 1994 reflect the acquisitions of LeRoux, Pitts & Associates, Inc. (LPA), from August 23, 1993, Imagesolve from December 1, 1993, Advanced Computer Systems (ACS), from December 23, 1993 and Terminal Data Corporation (TDC), from February 28, 1994.

2.   Inventories consisted of the following:

                                                  June 26,      March 27,
                                                    1994          1994
                                                  --------      ---------
                                                       (In thousands)
          Raw materials                            $20,513        $18,395
          Work-in-progress                           5,735          6,565
          Finished goods                            30,476         28,732
          Obsolescence and valuation reserves       (4,310)        (4,923)
                                                   -------        -------

                                                   $52,414        $48,769
                                                   -------        -------
                                                   -------        -------

3.   Property, plant and equipment consisted of the following:

                                                  June 26,      March 27,
                                                    1994          1994
                                                  --------      ---------
                                                       (In thousands)
          Land                                     $ 1,295        $ 1,295
          Field support spare parts                 47,466         44,548
          Machinery and equipment                   33,523         34,377
          Furniture,fixtures and other              21,533         20,378
          Building                                   4,926          4,911
                                                   -------        -------
                                                   108,743        105,509
          Accumulated depreciation                 (62,923)       (60,125)
                                                   -------        -------

                                                   $45,820        $45,384
                                                   -------        -------
                                                   -------        -------

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Other accrued expenses and liabilities consisted of the following:

                                                  June 26,      March 27,
                                                    1994          1994
                                                  --------      ---------
                                                       (In thousands)
     Salaries, wages and other compensation        $14,102        $16,033
     Accrued taxes, other than income taxes          3,249          3,860
     Advances from customers                         2,172          3,279
     Other                                          13,633          8,796
                                                   -------        -------

                                                   $33,156        $31,968
                                                   -------        -------
                                                   -------        -------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 26, 1994 AND JUNE 27, 1993

     Total revenue of $69.5M increased $14.6M or 26.6% compared to the same period last year. Revenue from equipment and software increased $10.4M or 37.0% primarily due to revenues resulting from the acquisitions of ACS and TDC, offset in part by lower revenues for non-image document processing systems. Revenue from maintenance and other services increased $4.2M or 15.6% due to continued business growth in network services and the acquisition of TDC.

     Gross profit of $20.8M increased $5.5M or 36.3% from the same period last year due to additional revenues and improved margins. Gross profit for equipment and software increased $4.9M due to the additional ACS software and TDC scanner revenues. Gross margin for equipment and software improved primarily as a result of an increased mix in the higher margin software sales. Gross profit for maintenance and other services increased by $0.6M due to a combination of the TDC acquisition and growth in the domestic network services business. Gross margins for maintenance and other services was down slightly from last year's comparable period due to higher costs in Europe.

     Operating expenses of $13.6M represented an increase of $3.7M over the prior year as a result of the increased staffing and related costs from the acquisitions.

     Interest expense increased $0.7M as a result of the increase in debt utilized for the acquisitions.

     The provision for income taxes reflected an effective tax rate of 42.0% for fiscal year 1995 compared to 39.0% in fiscal year 1994. The actual rate for all of fiscal year 1994 was 40.0%. The increase for fiscal year 1995 is attributable to increased non-deductible goodwill and the geographic mix of where profit is earned.

     Net income of $3.7M represented an increase of $0.4M from the prior year. Fully diluted earnings per share of $0.33 improved by $0.03 from the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

     Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing and, to a lesser extent, by sales of capital stock under employee stock options and purchase plans. The Company currently has three credit facilities in place under a single credit agreement. Under the term loan facility, the Company borrowed $51,000,000 in fiscal year 1989 to fund the acquisition of CES, of which $11,359,000 is outstanding at June 26, 1994. The company continues to make scheduled payments on this term loan of $1,821,000 per quarter until maturity in September 1995. Under the acquisition facility the Company has available a $55,000,000 credit facility to fund planned acquisitions of which $50,700,000 was outstanding as of June 26, 1994. Under terms of the agreement, interest-only payments are required until December 31, 1994. At that time, the outstanding principle balance will be

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


converted to a term loan with quarterly payments due over the next 5 years until December 31, 1999. The Company also has available a $20,000,000 revolving credit facility of which $15,000,000 was outstanding as of June 26, 1994. The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

     The Company's current ratio was 1.4 to 1 as of June 26, 1994. Cash and cash equivalents decreased by $6.6M from the start of the fiscal year due to payments relating to prior year acquisitions, fiscal year 1994 bonuses, the purchase of treasury stock and growth in inventory. Accounts receivable increased $10.5M due to the timing of the collection of several large accounts and increased billings during the month of June.

     Inventory growth occured primarily to support increased manufacturing.

     Excess of Cost Over Net Assets of Acquired Businesses increased due to payments relating to the TDC acquisition.

     Short-term debt increased $15.0M due to borrowings against the revolving credit facility to fund additional payments relating to the acquisitions and purchase of treasury stock.

                                    FORM 10-Q
                                     PART II
                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          NONE

Item 2.   CHANGES IN SECURITIES

          NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          NONE

Item 5.   OTHER INFORMATION

          NONE

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               11.1  Computation of Net Income Per Share

          b)   Reports on Form 8-K

               NONE

                                                                    EXHIBIT 11.1


                                  BANCTEC, INC.

                       COMPUTATION OF NET INCOME PER SHARE

                                   (UNAUDITED)


                                                          Three Months Ended
                                                     June 26,         June 27,
                                                       1994             1993
                                                    -----------      -----------
Net Income                                          $ 3,702,000      $ 3,280,000
                                                    -----------      -----------
                                                    -----------      -----------

Shares
  Weighted average number of shares
    outstanding                                      10,595,728       10,459,364
  Shares issuable from assumed exercise of
    stock options and stock purchase plan
    reduced by number of shares which
    could have been purchased with the
    proceeds from exercise of such
    options and purchase plan                           631,618          628,042
                                                    -----------      -----------

      Weighted average number of shares
        outstanding, as adjusted                     11,227,346       11,087,406
                                                    -----------      -----------
                                                    -----------      -----------


Primary net income per common and common
  equivalent share                                         $.33             $.30
                                                           ----             ----
                                                           ----             ----

Shares assuming full dilution
  Weighted average number of shares
    outstanding                                      10,595,728       10,459,364
  Shares issuable from assumed exercise
    of stock options and stock purchase
    plan reduced by number of shares which
    could have been purchased with the
    proceeds from exercise of such options
    and purchase plan                                   631,618          628,153
                                                    -----------      -----------

      Weighted average number of shares
        outstanding, as adjusted                     11,227,346       11,087,517
                                                    -----------      -----------
                                                    -----------      -----------


Fully diluted net income per common and
  common equivalent share                                  $.33             $.30
                                                           ----             ----
                                                           ----             ----

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BANCTEC, INC.



                                        /s/Gary T. Robinson
                                        ----------------------------------------
                                        Gary T. Robinson
                                        Senior Vice President and
                                          Chief Financial Officer




Dated:  August 5, 1994