Form 10-Q
period 1994-09-25
BANCTEC INC
filed 1994-11-03
CIK 318378

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q



[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                    September 25, 1994
                             ---------------------------------------------------

                                       OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

         ---------------------------------------------------------------

Commission file number                          0-9859
                       ---------------------------------------------------------

                                  BANCTEC, INC.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   75-1559633
- - - --------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                   4435 Spring Valley Road, Dallas, TX  75244
- - - --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 450-7700
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
         Class                                          October 28, 1994
         -----                                          ----------------
Common Stock, $.01 par value                               10,862,584

                                  BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         (Unaudited)
ASSETS                                               September 25, 1994     March 27, 1994
                                                     ------------------     --------------
  Current Assets:
    Cash and cash equivalents                             $  7,489           $ 12,644
    Accounts receivable, less allowance for
      doubtful accounts of $1,280 at September
      and $1,518 at March                                   74,372             66,635
    Inventories                                             50,887             48,769
    Other current assets                                     9,301              8,667
                                                          --------           --------
      Total current assets                                 142,049            136,715

  Property, Plant and Equipment - Net                       49,669             45,384

  Excess of Cost Over Net Assets of Acquired
    Businesses, less accumulated amortization of
    $9,004 at September and $6,832 at March                 97,435             88,352

  Other Intangible Assets, less accumulated
    amortization of $5,300 at September and
    $4,388 at March                                          2,294              3,264
  Other Assets                                               3,317              2,555
                                                          --------           --------
      Total assets                                        $294,764           $276,270
                                                          --------           --------
                                                          --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Revolving credit facility                             $ 13,000           $      -
    Current maturities of long-term debt                    18,438             12,426
    Trade accounts payable                                  12,381             12,904
    Related party payable                                    9,332              6,635
    Other accrued expenses and liabilities                  30,441             31,968
    Deferred revenue                                        18,594             23,580
    Income taxes                                             3,951              3,117
                                                          --------           --------
      Total current liabilities                            106,137             90,630
                                                          --------           --------

  Long-Term Debt, less current maturities                   48,472             50,564
                                                          --------           --------

  Other Liabilities                                          5,835              5,593
                                                          --------           --------

  Commitments and Contingencies

  Minority Interest                                            766              1,210
                                                          --------           --------

  Stockholders' Equity:
    Preferred stock-authorized, 1,000,000 shares
      of $.01 par value:
        Series A - no shares issued and outstanding              -                  -
        Series B - no shares issued and outstanding              -                  -
    Common stock-authorized, 45,000,000 shares of
      $.01 par value; issued and outstanding,
      10,642,964 at September and 10,743,550 at March          106                107
    Additional paid-in capital                              42,342             45,959
    Retained earnings                                       92,137             84,361
    Foreign currency translation adjustments                   429               (721)
    Unearned compensation                                   (1,460)            (1,433)
                                                          --------           --------
      Total stockholders' equity                           133,554            128,273
                                                          --------           --------
      Total liabilities & stockholders' equity            $294,764           $276,270
                                                          --------           --------
                                                          --------           --------


                 See notes to consolidated financial statements.

                                  BANCTEC, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                         Three Months Ended              Six Months Ended
                                    September 25,  September 26,   September 25,  September 26,
                                        1994           1993            1994           1993
                                    -------------  -------------   -------------  -------------
Revenue:
  Equipment and software               $41,818        $25,341        $ 80,408       $ 53,513
  Maintenance and other services        31,407         28,001          62,283         54,707
                                      --------       --------        --------       --------
                                        73,225         53,342         142,691        108,220
                                      --------       --------        --------       --------

Costs of Sales:
  Equipment and software                26,084         17,359          50,607         36,407
  Maintenance and other services        24,036         21,168          48,197         41,747
                                      --------       --------        --------       --------
                                        50,120         38,527          98,804         78,154
                                      --------       --------        --------       --------

Gross Profit                            23,105         14,815          43,887         30,066
                                      --------       --------        --------       --------

Operating Expenses:
  Product development                    2,754          1,933           5,513          4,586
  Selling, general and administrative   10,988          7,465          21,842         14,742
                                      --------       --------        --------       --------
                                        13,742          9,398          27,355         19,328
                                      --------       --------        --------       --------

Income from Operations                   9,363          5,417          16,532         10,738
                                      --------       --------        --------       --------

Other Income (Expense):
  Interest income                           56            117              93            236
  Interest expense                      (1,463)          (364)         (2,527)          (733)
  Sundry-net                              (942)          (294)         (1,457)          (835)
                                      --------       --------        --------       --------
                                        (2,349)          (541)         (3,891)        (1,332)
                                      --------       --------        --------       --------

Income Before Income Taxes and
  Minority Interest                      7,014          4,876          12,641          9,406

Income Tax Provision                     2,945          1,967           5,309          3,734

Minority Interest                            5            447             444            964
                                      --------       --------        --------       --------

Net Income                             $ 4,074        $ 3,356        $  7,776       $  6,636
                                      --------       --------        --------       --------
                                      --------       --------        --------       --------

Net Income Per Common Share               $.36           $.30            $.69           $.59

Weighted Average Number of Common
  Shares-Fully Diluted                  11,301         11,262          11,328         11,252


                 See notes to consolidated financial statements.

                                  BANCTEC, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Six Months Ended
                                                    September 25, 1994   September 26, 1993
                                                    ------------------   ------------------
Cash Flows From Operating Activities
  Net income                                             $ 7,776              $ 6,636
  Adjustments to reconcile net income to cash flows
    provided by (used in) operating activities:
      Depreciation and amortization                       12,114                8,609
      Other non-cash items                                   114                   95
      (Increase) decrease in accounts receivable          (5,375)                 308
      Increase in inventories                             (2,192)              (4,268)
      Increase in other assets                            (4,210)              (1,736)
      (Decrease) increase in trade accounts payable         (224)               1,250
      Decrease in deferred revenue                        (5,434)                (452)
      Increase (decrease) in other accrued expenses
        and liabilities                                      458               (4,139)
      Minority interest in earnings                         (444)                (964)
                                                         -------              -------
         Cash flows provided by operating activities       2,583                5,339
                                                         -------              -------


Cash Flows From Investing Activities
  Net purchases of property, plant and equipment         (10,898)              (7,282)
  Purchase of businesses, net of cash acquired            (8,993)              (3,290)
                                                         -------              -------

         Cash flows used in investing activities         (19,891)             (10,572)
                                                         -------              -------


Cash Flows From Financing Activities
  Payments of current portion of long-term debt and
    capital lease obligations                             (7,661)              (3,978)
  Proceeds from long-term borrowings                      10,800                    -
  Proceeds from short-term borrowings                     15,000                    -
  Payments of short-term borrowings                       (2,000)                   -
  Repurchase of common stock                              (4,828)                   -
  Proceeds from sales and issuances of common stock        1,069                  604
                                                         -------              -------

         Cash flows provided by (used in) financing
            activities                                    12,380               (3,374)
                                                         -------              -------

Effect Of Exchange Rate Changes on Cash                     (227)                 (56)
                                                         -------              -------

Net Decrease In Cash And Cash Equivalents                 (5,155)              (8,663)

Cash and Cash Equivalents, Beginning of Period            12,644               25,326
                                                         -------              -------

Cash and Cash Equivalents, End of Period                 $ 7,489              $16,663
                                                         -------              -------
                                                         -------              -------

Supplemental Disclosure Information
  Cash paid during the period for:
      Interest                                            $2,207               $  571
      Income taxes                                         4,327                4,018


                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of presentation and other accounting information.

     The Company uses a 13 week period for quarterly reporting and a 52 or 53 week fiscal year which ends on or about March 31. Fiscal year 1995 second quarter ended on September 25, 1994. Fiscal year 1994 second quarter and fourth quarter ended on September 26, 1993 and March 27, 1994, respectively.

     The consolidated balance sheet at September 25, 1994, and the consolidated statements of operations and cash flows for the interim periods ending September 25, 1994 and September 26, 1993, included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.

     Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options.

     The Company's results for the quarter ended September 25, 1994 reflect the acquisitions of LeRoux, Pitts & Associates, Inc. (LPA), from August 23, 1993, Imagesolve from December 1, 1993, Advanced Computer Systems (ACS), from December 23, 1993 and Terminal Data Corporation (TDC), from
     February 28, 1994.

2.   Inventories consisted of the following:

                                                September 25,    March 27,
                                                    1994           1994
                                                -------------    ---------
                                                       (In thousands)
          Raw materials                            $19,734        $18,395
          Work-in-progress                           6,101          6,562
          Finished goods                            29,829         28,720
          Obsolescence and valuation reserves       (4,777)        (4,908)
                                                   -------        -------

                                                   $50,887        $48,769
                                                   -------        -------
                                                   -------        -------

3.   Property, plant and equipment consisted of the following:

                                                September 25,    March 27,
                                                    1994           1994
                                                -------------    ---------
                                                       (In thousands)
          Land                                     $ 1,295        $ 1,295
          Field support spare parts                 50,679         44,548
          Machinery and equipment                   29,107         34,377
          Furniture,fixtures and other              24,112         20,378
          Building                                   4,930          4,911
                                                  --------       --------
                                                   110,123        105,509
          Accumulated depreciation                 (60,454)       (60,125)
                                                  --------       --------

                                                   $49,669        $45,384
                                                  --------       --------
                                                  --------       --------

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Other accrued expenses and liabilities consisted of the following:

                                                  September 25,    March 27,
                                                      1994           1994
                                                  -------------    ---------
                                                       (In thousands)
          Salaries, wages and other compensation     $12,224        $16,033
          Accrued taxes, other than income taxes       4,044          3,860
          Advances from customers                      2,253          3,279
          Accrued invoices and COS                     5,120          4,177
          Acquisition Liabilities                      2,454            815
          Other                                        4,346          3,804
                                                     -------        -------

                                                     $30,441        $31,968
                                                     -------        -------
                                                     -------        -------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 25, 1994 AND SEPTEMBER 26, 1993

     Total Revenue of $73.2M increased $19.9M or 37.3% compared to the same period last year. Revenue from equipment and software increased $16.5M or 65.0% primarily due to revenues resulting from the acquisitions of ACS and TDC and the delivery of image systems to customers in both the U.S. and Europe, offset in part by lower revenues from Reader/Sorters and non-image document processing systems. Revenue from maintenance and other services increased $3.4M or 12.2% due primarily to growth in third party maintenance network services and the TDC acquisition.

     Gross profit of $23.1M increased $8.3M or 56.0% from the same period last year due to the additional revenues and improved margins. Gross profit for equipment and software increased $7.8M due to the additional ACS software and TDC scanner revenues. Gross margin for equipment and software improved primarily as a result of an increase in the higher margin software sales. Gross profit for maintenance and other services increased by $0.5M due to the additional revenues. Gross margin for maintenance and other services was down slightly from last year's comparable period due to additional costs associated with the start up of new accounts and higher field spares depreciation expense.

     Operating expenses of $13.7M represented an increase of $4.3M over the prior year primarily as a result of the increased staffing and related costs from the acquired operations.

     Interest expense increased $1.1M from last year due to a combination of increased debt utilized to fund the acquisitions and higher interest rates.

     Net Sundry expenses of $0.9M represent an increase of $0.6M over the prior year due to increased goodwill amortization.

     Net income of $4.1M represented an increase of $0.7M from the prior year. Fully diluted earnings per share of $0.36 improved by $0.06 from the prior year.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 25, 1994 AND SEPTEMBER 26, 1993

     Total Revenue of $142.7M increased $34.5M or 31.9% compared to the same period last year. Revenue from equipment and software increased $26.9M or 50.3% primarily due to the acquisitions and additional image installations, offset in part by lower revenues for non-image document processing systems. Revenue from maintenance and other services increased $7.6M or 13.8% due to a combination of growth in network services and the TDC acquisition.

     Gross profit of $43.9M increased $13.8M or 46.0% from the same period last year due to a combination of additional revenues and improved margins. Gross profit for equipment and software increased $12.7M due to the acquisitions, additional image sales and improved margins on software. Gross margin for equipment and software improved as a result of an increase in higher margin software sales. Gross profit for maintenance and other services increased by $1.1M due to the TDC acquisition. Gross margin for maintenance and other services was down slightly from last year's comparable period due to new account start up costs and higher field spare depreciation expense.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Operating expenses of $27.4M represented an increase of $8.0M over the prior year as a result of the increased staffing and related costs from the acquisitions.

     Interest expense increased $1.8M primarily as a result of the increase in debt utilized to fund the acquisitions and an increase in rates.

     Net Sundry expenses of $1.5M represent an increase of $0.6M over the prior year from additional goodwill amortization offset in part by current year currency translation gains.

     The provision for income taxes reflected an effective tax rate of 42.0% in fiscal year 1995 compared to 39.7% in fiscal year 1994. The actual rate for all of fiscal year 1994 was 40.0%. The increase for fiscal year 1995 is attributable to increased nondeductible goodwill and the geographic mix of earnings.

     Net income of $7.8M represented an increase of $1.1M from the prior year. Fully diluted earnings per share of $0.69 improved by $0.10 from the prior year.

FISCAL YEAR 1995 OUTLOOK

     On October 14, 1994, the Company announced that its percentage growth in earnings per share for the current year would be similar with that of the prior year. This announcement was included as part of the Company's press release on second quarter results and was made as we became aware of the need to incur several one-time charges in the second half of the fiscal year.

     These one-time items are as follows. Internationally, the Company plans to reduce certain staffing in the Scandata joint venture to improve future profitability. This process is underway and will be completed by the end of the current fiscal year. Also the Company is accelerating its investment in its newly created subsidiary, BancTec Japan. This additional investment is primarily for development of applications software targeted for the Japanese banking market. Domestically, the Company has experienced a slowdown in shipment of reader/sorter products to Original Equipment Manufacturer (OEM) customers and does not anticipate an improvement in the near term. In response, the Company has implemented certain cost reduction programs designed to reduce manufacturing variances beginning in the second half of this fiscal year.

     Finally, the Company's financial outlook also includes the impact of higher interest expense as a result of the continued climb in rates during the current fiscal year.

     Although these one-time charges will lessen profitability in the current year, management believes that they will be beneficial to future years results.


                         LIQUIDITY AND CAPITAL RESOURCES

     Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing and, to a lesser extent, by sales of capital stock

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



under employee stock options and purchase plans. The Company currently has three credit facilities in place under a single credit agreement. Under the term loan facility, the Company borrowed $51,000,000 in fiscal year 1989 to fund the acquisition of CES, of which $9,538,000 is outstanding at September 25, 1994. The Company continues to make scheduled payments on this term loan of $1,821,000 per quarter until maturity in September 1995. Under the acquisition facility, the Company has borrowed $55,000,000 to fund acquisitions and such amount was outstanding as of September 25, 1994. Under terms of the agreement interest-only payments are required until December 31, 1994. At that time, the outstanding principal balance will be converted to a term loan with quarterly payments due over the next 5 years until December 31, 1999. The Company also has available a $30,000,000 revolving credit facility of which $13,000,000 was outstanding as of September 25, 1994. The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

     The Company's current ratio was 1.3 to 1 as of September 25, 1994. Cash and cash equivalents decreased by $5.2M from the start of the fiscal year due to payments relating to prior year acquisitions, fiscal 1994 bonuses, the purchase of a facility, the purchase of treasury stock and growth in inventory. Accounts receivable increased $7.7M due to a longer collection cycle on image sales and increased billings during the month of September.

     Inventory growth occurred in part due to purchases of expendable field support parts.

     Net fixed assets have increased $4.3M from March due to an increase in field support parts and the purchase of a facility.

     Excess of Cost Over Net Assets of Acquired Businesses increased due to payments relating to the TDC stock purchase and recording of acquisition liabilities.

     Short-term debt increased $13.0M due to borrowings against the revolving credit facility to fund additional payments relating to the acquisitions, purchase of treasury stock and purchase of a facility.

                                    FORM 10-Q
                                     PART II
                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          NONE

Item 2.   CHANGES IN SECURITIES

          NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          At the annual meeting of the stockholders held on August 18, 1994 the following persons were elected directors of the Company:

               Michael J. Faherty
               Paul J. Ferri
               Merle J. Volding

Item 5.   OTHER INFORMATION

          NONE

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               11.1  Computation of Net Income Per Share

               27.0  Financial Data

          b)   Reports on Form 8-K

               NONE

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BANCTEC, INC.





                                       /s/Gary T. Robinson
                                       ---------------------------------------
                                       Gary T. Robinson
                                       Senior Vice President and
                                          Chief Financial Officer


Dated:  November 3, 1994