Form 10-Q
period 1994-12-25
BANCTEC INC
filed 1995-02-03
CIK 318378

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 1994

                                       OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9859

                                  BANCTEC, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                              75-1559633
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

     4435 SPRING VALLEY ROAD, DALLAS, TX                       75244
     (Address of principal executive offices)               (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, 214/450-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           OUTSTANDING AT
     CLASS                                                JANUARY 31, 1995
     -----                                                ----------------

Common Stock, $.01 par value                                 10,937,317

                                  BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                           ASSETS
                                                                     DECEMBER 25,    MARCH 27,
                                                                         1994          1994
                                                                     ------------   ---------
                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                           $   7,443     $  12,644
  Accounts receivable, less allowance for doubtful accounts of
    $1,395 at December and $1,518 at March                               76,878        66,635
  Inventories                                                            49,124        48,769
  Other current assets                                                   11,740         8,667
                                                                      ---------     ---------
         TOTAL CURRENT ASSETS                                           145,185       136,715
PROPERTY, PLANT AND EQUIPMENT - NET                                      51,142        45,384
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES,
  less accumulated amortization of $9,929 at December and $6,832
  at March                                                               87,056        88,352
OTHER INTANGIBLE ASSETS, less accumulated amortization of
  $5,728 at December and $4,388 at March                                  1,866         3,264
OTHER ASSETS                                                              9,281         2,555
                                                                      ---------     ---------
                                                                      $ 294,530     $ 276,270
                                                                      ---------     ---------
                                                                      ---------     ---------


                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                           $  12,300     $       -
  Current maturities of long-term debt                                   17,035        12,426
  Trade accounts payable                                                 10,845        12,904
  Related party payable                                                   7,065         6,635
  Other accrued expenses and liabilities                                 37,374        31,968
  Deferred revenue                                                       20,744        23,580
  Income taxes                                                            1,183         3,117
                                                                      ---------     ---------
         TOTAL CURRENT LIABILITIES                                      106,546        90,630
                                                                      ---------     ---------
LONG-TERM DEBT, less current maturities                                  47,637        50,564
                                                                      ---------     ---------
OTHER LIABILITIES                                                         4,224         5,593
                                                                      ---------     ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                                             -         1,210
                                                                      ---------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock-authorized, 1,000,000 shares of $.01 par value:
    Series A - no shares issued and outstanding                               -             -
    Series B - no shares issued and outstanding                               -             -
  Common stock-authorized, 45,000,000 shares of $.01 par value;
    issued and outstanding, 10,614,667 at December and 10,743,550
    at March                                                                106           107
  Additional paid-in capital                                             41,005        45,959
  Retained earnings                                                      96,635        84,361
  Foreign currency translation adjustments                                 (220)         (721)
  Unearned compensation                                                  (1,403)       (1,433)
                                                                      ---------     ---------
         TOTAL STOCKHOLDERS' EQUITY                                     136,123       128,273
                                                                      ---------     ---------
                                                                      $ 294,530     $ 276,270
                                                                      ---------     ---------
                                                                      ---------     ---------

              See notes to consolidated financial statements.

                               BANCTEC, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                     DECEMBER 25,  DECEMBER 26, DECEMBER 25, DECEMBER 26,
                                         1994         1993         1994         1993
                                     ------------  ------------ ------------ ------------
REVENUE:
  Equipment and software               $ 44,706     $ 32,252     $ 125,114     $ 85,765
  Maintenance and other services         33,050       27,287        95,333       81,994
                                       --------     --------     ---------     --------
                                         77,756       59,539       220,447      167,759
                                       --------     --------     ---------     --------

COST OF SALES:
  Equipment and software                 29,669       20,426        80,276       56,833
  Maintenance and other services         25,271       21,493        73,468       63,240
                                       --------     --------     ---------     --------
                                         54,940       41,919       153,744      120,073
                                       --------     --------     ---------     --------

GROSS PROFIT                             22,816       17,620        66,703       47,686
                                       --------     --------     ---------     --------

OPERATING EXPENSES:
  Product development                     1,863        2,298         7,376        6,884
  Selling, general & administrative      12,059        8,401        33,901       23,143
                                       --------     --------     ---------     --------
                                         13,922       10,699        41,277       30,027
                                       --------     --------     ---------     --------

INCOME FROM OPERATIONS                    8,894        6,921        25,426       17,659
                                       --------     --------     ---------     --------

OTHER INCOME (EXPENSE):
  Interest income                            62           74           155          310
  Interest expense                       (1,548)        (418)       (4,075)      (1,151)
  Sundry-net                               (762)         (91)       (2,219)        (926)
                                       --------     --------     ---------     --------
                                         (2,248)        (435)       (6,139)      (1,767)
                                       --------     --------     ---------     --------

INCOME BEFORE INCOME
  TAXES, AND MINORITY
  INTEREST                                6,646        6,486        19,287       15,892

INCOME TAX PROVISION                      2,984        2,535         8,293        6,269

MINORITY INTEREST                           766          306         1,210        1,270
                                       --------     --------     ---------     --------

NET INCOME                             $  4,428     $  4,257     $  12,204     $ 10,893
                                       --------     --------     ---------     --------
                                       --------     --------     ---------     --------

NET INCOME PER COMMON
  SHARE                                $    .40     $    .38     $    1.09     $    .97

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES- FULLY
  DILUTED                                11,114       11,275        11,173       11,250

              See notes to consolidated financial statements.

                               BANCTEC, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)
                                (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                            DECEMBER 25,  DECEMBER 26,
                                                                 1994      1993
                                                            -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 12,204       $10,893
   Adjustments to reconcile net income to cash flows
     provided by (used in) operating activities:
         Depreciation and amortization                         17,915         12,936
         Other non-cash items                                     171            141
         Increase in accounts receivable                       (8,676)        (5,641)
         Increase in inventories                                 (729)       (10,291)
         Increase in other assets                              (3,351)        (2,959)
         (Decrease) increase in trade accounts payable         (3,154)         3,871
         (Decrease) increase in deferred revenue               (3,076)         3,068
         Increase (decrease) in other accrued expenses
            and liabilities                                     5,325         (3,331)
         Minority interest in earnings                         (1,210)        (1,270)
                                                            -----------   ------------
            CASH FLOWS PROVIDED BY OPERATING ACTIVITIES        15,419          7,417
                                                            -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment             (17,162)       (15,900)
   Purchase of businesses, net of cash acquired               (11,086)       (29,225)
                                                            -----------   ------------
            CASH FLOWS USED IN INVESTING ACTIVITIES           (28,248)       (45,125)
                                                            -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
       capital lease obligations                               (9,899)        (5,938)
   Proceeds from long-term borrowings                          10,800         25,200
   Proceeds from short-term borrowings                         15,000              -
   Payments of short-term borrowings                           (2,700)             -
   Repurchase of common stock                                  (6,420)             -
   Proceeds from sales and issuances of common stock            1,324          1,037
                                                            -----------   ------------

            CASH FLOWS PROVIDED BY FINANCING
                 ACTIVITIES                                     8,105         20,299
                                                            -----------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (477)          (505)
                                                            -----------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (5,201)       (17,914)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  12,644        25,326
                                                            -----------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  7,443       $ 7,412
                                                             -----------   ------------
                                                             -----------   ------------

SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
   Interest                                                   $  3,164       $   791
   Income taxes                                                  7,372         6,047




                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 25, 1994
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

     The Company uses a 13 week period for quarterly reporting and a 52 or 53 week fiscal year which ends on or about March 31. Fiscal year 1995 third quarter ended on December 25, 1994. Fiscal year 1994 third quarter and fourth quarter ended on December 26, 1993 and March 27, 1994, respectively.

 The consolidated balance sheet at December 25, 1994, and the consolidated statements of operations and cash flows for the interim periods ending December 25, 1994 and December 26, 1993, included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.

 Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options.

 The Company's results for the quarter ended December 25, 1994 reflect the acquisitions of LeRoux, Pitts & Associates, Inc. (LPA), from August 23, 1993, Imagesolve from December 1, 1993, Advanced Computer Systems (ACS), from December 23, 1993 and Terminal Data Corporation (TDC), from February 28, 1994.

2. INVENTORIES CONSISTED OF THE FOLLOWING:


                                                DECEMBER 25,          MARCH 27,
                                                   1994                  1994
                                                ------------          ---------
                                                          (IN THOUSANDS)
     Raw materials                                $21,066               $18,395
     Work-in-progress                               6,691                 6,562
     Finished goods                                25,932                28,720
     Obsolence and valuation reserves              (4,565)               (4,908)
                                                  -------               -------
                                                  $49,124               $48,769
                                                  -------               -------
                                                  -------               -------

3. PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:


                                                DECEMBER 25,          MARCH 27,
                                                   1994                  1994
                                                ------------          ---------
                                                          (IN THOUSANDS)
      Land                                        $  1,188             $  1,295
      Field support spare parts                     54,473               44,548
      Machinery and equipment                       29,765               34,377
      Furniture, fixtures and other                 21,251               20,378
      Building                                       5,816                4,911
                                                  -------               -------
                                                   112,493              105,509

      Accumulated depreciation                     (61,351)             (60,125)
                                                   -------              -------
                                                  $ 51,142             $ 45,384
                                                   -------              -------
                                                   -------              -------

                                  BANCTEC, INC.
             NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

4.   OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:


                                                DECEMBER 25,          MARCH 27,
                                                   1994                  1994
                                                ------------          ---------
                                                          (IN THOUSANDS)
     Salaries, wages and other compensation      $  13,772            $  16,033
     Accrued taxes, other than income taxes          4,739                3,860
     Advances from customers                         5,956                3,279
     Accrued invoices and costs                      4,779                4,177
     Acquisition Liabilities                         3,277                  815
     Other                                           4,851                3,804
                                                 ---------             --------
                                                 $  37,374             $ 31,968
                                                 ---------             --------
                                                 ---------             --------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 25, 1994 AND DECEMBER 26, 1993

Total Revenue of $77.8M increased $18.2M or 30.6% compared to the same period last year. Revenue from equipment and software increased $12.5M or 38.6% primarily due to revenues resulting from the acquisitions of ACS and TDC and the delivery of image systems to domestic customers, offset in part by lower revenues from Reader/Sorters. Revenue from maintenance and other services increased $5.8M or 21.1% due to growth in third party maintenance network services and the TDC acquisition.

Gross profit of $22.8M increased $5.2M or 29.5% from the same period last year due to the additional revenues. Gross profit for equipment and software increased $3.2M due to the additional ACS software, TDC scanners and image systems revenues. Gross margin for equipment and software of 33.6% represented a decrease of 3.4% from the prior year due to lower hardware margins and increased manufacturing variances. Gross profit for maintenance and other services increased by $2.0M due to the additional revenues and improved margins in the document processing maintenance services.

Operating expenses of $13.9M represented an increase of $3.2M over the prior year primarily due to additional staffing and associated costs resulting from the acquisitions, increased medical claim payments and legal expenses.

Interest expense increased $1.1M from last year due to a combination of increased debt utilized to fund the acquisitions and higher interest rates.

Net Sundry expenses of $0.8M represented an increase of $0.7M over the prior year due to increased goodwill amortization from the acquisitions.

Net income of $4.4M represented an increase of $0.2M from the prior year. Fully diluted earnings per share of $0.40 improved by $0.02 from the prior year.


COMPARISON OF NINE MONTHS ENDED DECEMBER 25, 1994 AND DECEMBER 26, 1993

Total Revenue of $220.4M increased $52.7M or 31.4% compared to the same period last year. Revenue from equipment and software increased $39.3M or 45.9% primarily due to the acquisitions and additional image installations, offset in part by lower revenues from Reader/Sorters and non-image document processing systems. Revenue from maintenance and other services increased $13.3M or 16.3% due to a combination of growth in third party network services and the revenue from the TDC acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


Gross profit of $66.7M increased $19.0M or 39.9% from the same period last year due to a combination of additional revenues and improved margins. Gross profit for equipment and software increased $15.9M due to the acquisitions, additional image system sales and improved margins on software. Gross margin for equipment and software improved as a result of an increased mix of higher margin software sales. Gross profit for maintenance and other services increased by $3.1M due to
the TDC acquisition.   Gross margins for maintenance and other services were
similar with last year's comparable period.

Operating expenses of $41.3M represented an increase of $11.3M over the prior year as a result of the increased staffing and associated costs from the acquisitions, increased medical claim payments and legal expenses.

Interest expense increased $2.9M from the prior year as a result of the increase in debt utilized to fund the acquisitions and higher interest rates.

Net Sundry expenses of $2.2M represent an increase of $1.3M over the prior year from additional goodwill amortization offset in part by current year currency translation gains.

The provision for income taxes reflected an effective tax rate of 43.0% in fiscal year 1995. The actual rate for all of fiscal year 1994 was 40.0%. The increase for fiscal year 1995 is attributable to increased nondeductible goodwill and the geographic mix of where profit is earned.

Net income of $12.2M represented an increase of $1.3M from the prior year. Fully diluted earnings per share of $1.09 improved by $0.12 from the prior year.

FISCAL YEAR 1995 OUTLOOK

As a result of the recent order weakness, primarily in Europe, net income for the fourth fiscal quarter of FY 1995 is expected to be below fourth quarter results from the previous year. However, we expect fiscal 1995 will show year-on-year growth over fiscal 1994.


                         LIQUIDITY AND CAPITAL RESOURCES

     Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing and, to a lesser extent, by sales of capital stock

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

under employee stock options and purchase plans. The Company currently has three credit facilities in place under a single credit agreement. Under the term loan facility, the Company borrowed $51,000,000 in fiscal year 1989 to fund the acquisition of CES, of which $7,717,000 is outstanding at December 25, 1994. The Company continues to make scheduled payments on this term loan of $1,821,000 per quarter until maturity in September 1995. Under the acquisition facility, the Company borrowed $55,000,000 to fund acquisitions, of which $54,750,000 was outstanding as of December 25, 1994. Under terms of the agreement interest-only payments are required until December 31, 1994. At that time, the outstanding principal balance will be converted to a term loan with quarterly payments due over the next 5 years until December 31, 1999. The Company also has available a $30,000,000 revolving credit facility of which $12,300,000 was outstanding as of December 25, 1994. The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

The Company's current ratio was 1.4 to 1 as of December 25, 1994. Cash and cash equivalents decreased by $5.2M from the start of the fiscal year due to payments relating to prior year acquisitions, fiscal 1994 bonuses and purchases of treasury stock and fixed assets. Accounts receivable increased $10.2M due to the delay in collection of several large European accounts and increased billings during the month of December.

The increase in Other Current Assets was primarily due to the current portion of the deferred tax benefits associated with the acquisitions.

Net fixed assets increased $5.8M from March due to an increase in field support parts and the purchase of a facility.

The increase in Other Long-term Assets resulted from recording the long-term portion of the deferred tax benefits associated with the acquisitions.

Short-term debt increased $12.3M due to borrowings against the revolving credit facility to fund additional payments relating to the acquisitions, purchase treasury stock and purchase of a facility.

Other Liabilities decreased $1.4M primarily due to activity relating to the purchase accounting liabilities.

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




                                   BANCTEC, INC.

                                   /s/Gary T. Robinson
                                   ------------------------------------
                                   Gary T. Robinson
                                   Senior Vice President and
                                   Chief Financial Officer



Dated:   February 3, 1995