Form 10-K405
period 1995-03-26
BANCTEC INC
filed 1995-06-16
CIK 318378

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-K
       (Mark One)
           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the Fiscal Year Ended March 26, 1995
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----

                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from            to
                                           ----------    ----------

                              --------------------

                         Commission File Number 0-9859

                              --------------------

                                 BANCTEC, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      Delaware                           75-1559633
            (State or Other Jurisdiction of           (I.R.S. Employer
            Incorporation or Organization)           Identification No.)
               4435 Spring Valley Road
                   Dallas, Texas                          75244
        (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code: (214) 450-7700 Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
             Title of Each Class             on Which Registered
             -------------------            ---------------------
                   None                            None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

                              --------------------

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
                                                              Yes   X   No
                                                                  -----    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.    X
            -----
                              --------------------

Aggregate Market Value of voting stock held by non-affiliates of the Registrant at
                          May 31, 1995:  $129,847,574

   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                          Number of Shares Outstanding at
       Title of Each Class                             May 31, 1995
       -------------------                             ------------
    Common Stock, $.01 Par Value                         10,988,953

                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement to be filed for the annual meeting of stockholders scheduled to be held on August 24, 1995.
================================================================================

                                 BANCTEC, INC.
                                 ANNUAL REPORT
                                      ON
                                   FORM 10-K
                           YEAR ENDED MARCH 26, 1995

                                    PART I


ITEM 1.   BUSINESS

GENERAL

     BancTec Inc., a Delaware corporation, ("BancTec" or the "Company") is a leading provider of electronic and document-based financial transaction processing systems, application software and support services. The Company develops products for banking, financial services, insurance, government, utility, telecommunications, retail and other industries. In addition, BancTec designs and manufactures document processing hardware and scanners for value added resellers ("VARs") and original equipment manufacturer ("OEM") customers and provides network support services to users of local area networks ("LANs") and personal computers ("PCs"). Unless otherwise indicated, all further references to BancTec or the Company shall include its wholly owned subsidiaries and the ScanData and Servibanca joint ventures.

BANCTEC PRODUCTS

     The Company targets its products to specific market segments where it believes it has certain competitive advantages and can maintain or achieve a leadership position.

SYSTEMS SOLUTIONS, SOFTWARE PRODUCTS AND EQUIPMENT. In fiscal year 1995, the Company derived approximately 56% of its revenues from sales of the following products:

     IMAGING SYSTEMS. BancTec offers image-based products which are used to process a variety of financial and full-page documents. The Company's ImageFIRST(R) product family provides solutions for financial document processing requirements. Remittance payment processors utilize ImageFIRST to capture, digitize and process check and other document images, including utility, telephone, retail and credit card bills, mortgage coupons and tax notices. ImageFIRST systems are also used worldwide to process sales drafts, European giro documents, coupons and many other types of financial documents.

     The Company's imaging systems may also be used by banks for high volume check processing applications such as proof of deposit ("POD") and image statement preparation. Other BancTec products provide image-based solutions for rejected check repair, enabling financial institutions that handle large volumes of checks to more efficiently reprocess items which have been rejected in normal operating cycles.

     In fiscal 1995, BancTec introduced ImageFIRST OpenArchive, an advanced product designed specifically for high speed archiving of financial document images and related transaction data. ImageFIRST OpenArchive contains a multi-tiered archival system that utilizes magnetic disks, optical disks and various tape cartridge technologies for high volume image storage. Images are routed over standard Ethernet connections using TCP/IP protocol, and are displayed on industry standard PCs using the Microsoft Windows(R) operating system. The ImageFIRST Open Archive product is used by document processors to substantially increase productivity and improve customer service capabilities.

     The Company's financial imaging products utilize an Open Systems Architecture ("OSA") platform which enables customers to easily add industry standard hardware and/or software components to further improve processing capabilities. Development of OSA-based products has given BancTec an excellent competitive position with respect to financial document processing in the United States, Canadian, European and Australian markets.

     BancTec also offers products for a variety of full-page document imaging applications. The DocuScan(R) 2000 and 4000 series products utilize photo-optical technology, gray scale capture capabilities, image character recognition software and high-precision document transports to scan and digitize a variety of full-sized business documents. In addition, the Company provides systems solutions utilizing Computer Output to Laser Disk ("COLD") technology to electronically archive computer-generated documents such as invoices, statements and business forms on optical disks. In fiscal 1995, BancTec introduced ImageFIRST Office, an Integrated Document Management Product that combines BancTec's advanced scanning systems, an open systems architecture, the Microsoft Windows operating system, and industry standard hardware, software and peripheral components. With ImageFIRST Office, companies and financial institutions have the ability to efficiently create, organize, annotate, route and store digitized images of all types of business documents.

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

     The 4300 Document Processing System is used by financial institutions to re-encode and re-introduce repaired documents into the check processing cycle. The 4300 can be configured as a PC-driven stand-alone device or a multi-application controller-based system. With the controller option, the 4300 can also process other types of documents, such as remittances and sales drafts.

     The Company also offers low, medium and high-speed document reader/sorters and related components that read magnetic ink character recognition ("MICR") and optical character recognition ("OCR") data from financial documents and sorts them according to patterns established by the user. BancTec markets these products directly to its customers and to various systems providers throughout the world.

     BancTec markets the Transaction Processing System ("TPS"), which utilizes reader/sorters and application software to perform check clearing for large financial institutions in the United Kingdom, Ireland and India.

     Components such as microfilm cameras, microfilm modules, image cameras, MICR encoders, ink jet printers and various peripheral equipment are also manufactured and marketed by the Company.

     INTEGRATED CORE PROCESSING AND BANK AUTOMATION SOFTWARE PRODUCTS. The Company provides Banker-II(R), ACCESS(TM) and PODExpress(R) products to community banks. Banker II and ACCESS are core processing software products which integrate check sorting, platform automation, loan processing, deposit management, ATM and teller processing and other bank operations activities. PODExpress combines PC and UNIX-based software products with the Company's reader/sorters to provide solutions for proof-of-deposit and other check sorting applications. Community banks use BancTec's software products to improve operational efficiency and to compete effectively with larger institutions.

     ELECTRONIC PAYMENT PROCESSING PRODUCTS. BancTec markets software products for electronic credit, debit and courtesy card processing, electronic check authorization, inventory management and other electronic funds transfer ("EFT") and point of sale ("POS") applications. The Company's products enable retailers to process consumers' electronic transactions in-lane, in-store, at the main office or at the electronic payment switch. BancTec also markets software products relating to electronic benefits transfer ("EBT") applications. EBT software products are currently being implemented by various U.S. and state governmental agencies to reduce fraud and increase efficiency in government-sponsored benefit payment programs.

     SUPPORT PRODUCTS AND CONSUMABLE SUPPLIES. The Company utilizes its telemarketing organization to distribute document processing supplies and related products that are a source of recurring revenue. BancTec's CheckMender(R), HeatStrip(R) and BancStrip(R) are used by banks to re-encode checks which cannot be read by traditional check sorting equipment. The Company's CheckMender automatically applies HeatStrip material to the bottom edge of checks which have been damaged, have missing or erroneous information or are otherwise unreadable. BancTec also provides encoding ribbons, microfilm, ink rollers and other consumable supplies that are used with the Company's document processing equipment. During fiscal 1995, BancTec introduced the CheckMender IV(R) product, which offers several operational improvements over previous CheckMender models.

     BancTec generally warrants its equipment and software products sold directly to end-users for 30 days from the date of installation and its OEM products sold to systems providers for 90 days from the date of shipment.

NETWORK SERVICES AND EQUIPMENT MAINTENANCE. The Company derived approximately 44% of its revenue in fiscal 1995 from the following network services and equipment maintenance related products:

     NETWORK SERVICES AND PERSONAL COMPUTER SUPPORT. BancTec provides LAN and PC hardware support, systems integration services, asset management, help desk services and installation coordination to major companies. The Company's service engineers provide on-site or on-call support for file servers, personal computers, laptop computers, engineering document processing systems, printers and other peripheral equipment. BancTec also provides technical telephone support for Novell network operating systems software and is a U.S warranty service provider for Dell Computer Corp. and AST Research Inc.

     INSTALLATION AND MAINTENANCE OF BANCTEC PRODUCTS. A key aspect of BancTec's strategy of providing its customers with a total system solution is that the Company installs and maintains its own products. Standard maintenance contracts are available which specify type of service, hours of coverage and monthly rates. Contracts may also be tailored to meet the specific needs of individual customers. The Company's maintenance contracts typically include both parts and labor.

     THIRD-PARTY SERVICE FOR OTHER DOCUMENT PROCESSING EQUIPMENT. BancTec provides hardware maintenance services for IBM 3890 and 3890 XP reader/sorters, which are the primary transports for check sorting in many large banks. The Company also refurbishes and resells IBM 3890 and 3890 XP reader/sorters to banks and bank service bureaus. The Company also provides hardware maintenance service for IBM 3800 printers.

     At May 31, 1995, BancTec employed approximately 1,034 service engineers located in the United States, Canada, United Kingdom, Scandinavia, continental Europe and Australia.

CHECK PROCESSING SERVICE BUREAU OPERATIONS. The Company also owns and operates three service bureau facilities that provide check and item processing services. The service bureaus utilize BancTec hardware, check processing software, operations personnel and maintenance services to process checks and related documents for financial institutions. The Company intends to continue to offer a variety of check-related services to U.S. community banks through its service bureau operations.

SOFTWARE ENGINEERING

     Through its staff of approximately 295 software engineers, the Company maintains standard system and application software products. In addition, the Company utilizes these software engineers to modify and enhance its standard application software products for customers in order to meet their particular operating requirements. Enhancements are generally paid by the customer under the terms of a sales contract. This software engineering activity is generally charged to cost of sales as incurred.

PRODUCT DEVELOPMENT

     The Company is engaged in ongoing development engineering activities in connection with new and existing products, employing as of May 31, 1995, approximately 83 persons for such activities.

     The following table sets forth certain information regarding the Company's development engineering expenditures for the indicated fiscal years:


                                              1995     1994     1993
                                             -------  -------  -------
                                              (Dollars in thousands)

Development engineering expenditures.......  $9,590   $9,515   $8,490
Percent of total revenue...................     3.2%     3.8%     3.6%
Percent of equipment and software revenue..     5.7%     7.1%     6.1%


     The Company also spent approximately $300,000, $994,000 and $851,000 in fiscal years 1995, 1994 and 1993, respectively, on engineering activities funded by customers relating to the development of new products and improvements of existing products.

     Current expenditures are concentrated on developing new applications for the Company's product lines and improving and expanding existing products, as described below:

     IMAGING SYSTEMS. The Company is currently developing methods of utilizing mathematical algorithms to enable document processing systems to automatically read and interpret the full handwritten "legal amount" found on standard checks. Other projects focus on the development of additional integrated image-based check processing software modules, the conversion of images between compression types in support of archiving and image interchange, various grayscale printing projects and the enhancement of current image-based document workflow software products.

     DOCUMENT PROCESSING SYSTEMS, CHECK SORTING SYSTEMS AND ELECTRONIC COMPONENTS. Development activity continues on low-cost, low-speed financial document transports for use at processing sites with modest volumes. Additional projects focus on the integration of Universal LAN Interchange technology (ULI) and standard PCs into the Company's non-image wholesale lockbox products. Other projects focus on integrating advanced laser printers into wholesale lockbox product configurations.

     INTEGRATED CORE PROCESSING AND BANK AUTOMATION SOFTWARE PRODUCTS. The Company continues to enhance its family of community bank-oriented integrated software products. Development activity continues on a "next generation" client/server based core application processing product, which uses graphical user interfaces and the Microsoft Windows operating system to more efficiently process deposits and loans, generate management reports and coordinate community bank operations. Other products under development allow customers to transfer stored computer data into industry-standard relational data bases, facilitating the distribution of management information throughout an organization.

     ELECTRONIC PAYMENT PROCESSING PRODUCTS. Several development projects are underway regarding the Company's EFT/POS software products. These projects include an Open Systems switch product which allows electronic transaction information to flow across networks alongside other financial information. An additional project enhances the scalability of the Company's switch products, enabling them to be utilized by much larger retail customers. Other projects center around the generation of card production files and providing "returns and refunds" applications in Tandem environments.

     There is no assurance that the Company's development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adopting new technology and introducing new products to the market.

SALES AND DISTRIBUTION

     The Company's distribution strategy is to employ multiple sales channels to achieve the widest possible distribution of its products. The Company's products are sold to end-users, OEMs, VARs and systems integrators.

     Domestically, BancTec's U.S. Open Solutions Group focuses on the following areas:

      1. Financial document processing systems sold directly to high-volume document processors, such as large banks, financial service providers, telephone companies, gas and electric utilities, petroleum companies, service bureaus, insurance companies, retailers and other end-users.


      2. Systems solutions and integrated products for community banks and smaller regional banks.

      3. Software products for electronic funds transfer and point-of-sale applications for retailers, grocery chains and financial institutions.

     The Company's North American Service and Manufacturing Group focuses on the following areas:

      1. PC/LAN network support services, PC warranty services, third-party maintenance and other maintenance-related products and services for major North American companies and government institutions.

      2. Document processing equipment, imaging products and electronic components for OEMs, VARs and various other resellers.

     Internationally, BancTec also sells its products through a variety of channels. The Company has direct sales forces in the United Kingdom, Canada, Japan and Australia. Third-party maintenance and support services are also marketed in the United Kingdom via a separate direct sales force.

     In fiscal 1992, BancTec, Inc. and Thomson-CSF established a joint venture company, ScanData N.V., which has exclusive rights to market and service various products provided by BancTec and Thomson in specified territories, consisting of continental Europe, Scandinavia and North Africa. In fiscal 1994, BancTec acquired a 33% equity interest in Servibanca, a document processing services provider located in Chile. Servibanca offers a variety of products and services to the South American document processing market. BancTec uses various other distributor and OEM relationships to market its products in Asia and various other locations.

     During fiscal year 1995, the Company began operations in Japan. BancTec Japan, Inc. has responsibility for the distribution of the Company's products and service programs to financial institutions and companies in Japan.

     The Company's combined worldwide sales organization totals approximately 120 people. Major sales offices are located in several U.S. cities, Toronto, Montreal, London, Paris, Sydney, and Tokyo.

     Sales of products to foreign entities, which accounted for approximately 18% of total revenues in fiscal 1995, are subject to various risks, including fluctuations in exchange rates, import controls and the need for export licenses. See Note K of Notes to Consolidated Financial Statements for financial information concerning the Company's international operations.

SIGNIFICANT CUSTOMERS

     For fiscal years 1995, 1994 and 1993, no single customer accounted for more than 10% of the total revenue of the Company.

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

BACKLOG

     The Company's firm order backlog for its products at March 26, 1995 and March 27, 1994 was approximately $44,125,000 and $48,379,000 respectively.

     The Company's backlog does not include contracts for recurring service and maintenance-related products and support products. BancTec's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and exchange rate fluctuations, and is not necessarily indicative of the level of future revenue.

MANUFACTURING

     The Company's hardware and systems products are assembled using various standard purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain engineered products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically and that require no minimum purchases. If the supply of certain components or subassemblies were interrupted without sufficient notice, the result could be an interruption of product deliveries. The Company has not experienced, nor does it foresee, any difficulty in obtaining the necessary parts.

PATENTS

     The Company has registered patents in the United States and Canada protecting the

Company's HeatStrip(R) product. In addition, BancTec holds U.S. patents relating to high-speed document handling, encoding, and optical and magnetic character recognition. BancTec also holds patents relating to image processing technology in the U.S. and several European countries.

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

     The Company has an exclusive, paid-up, worldwide right and license from Control Data Corporation to all issued and pending patents that pertain to certain OEM products and to the know-how and technology related to the manufacture of such products. This exclusive right and license expires in the year 2014.

     In April 1986, the Company executed a non-exclusive license agreement with TRW Financial Systems, Inc. (formerly Teknekron Financial Systems, Inc.). The agreement permits the Company to manufacture and market digital image processing systems subject to a patent held by that company.

     BancTec has several registered trademarks, including "BancTec" and various product names.

EMPLOYEES

     At May 31, 1995, the Company employed approximately 2,274 full-time employees and considers its employee relations to be good. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage.


ITEM 2. PROPERTIES

     The Company owns or leases numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any one facility could have an adverse impact on operations in the short term.

     The Company has the option to renew all leases on principal facilities at the end of the respective lease terms.


ITEM 3.  LEGAL PROCEEDINGS

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

EXECUTIVE OFFICERS OF BANCTEC

     Executive officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders. No family relationships exist among the executive officers of BancTec.

     The executive officers of BancTec are:

     Name                         Age                    Position
     ----                         ---                    --------
     Grahame N. Clark, Jr.......   52  Chairman of the Board and Chief Executive
                                       Officer
     Norton A. Stuart, Jr.......   60  President
     William E. Bassett.........   53  Executive Vice President
     Tod V. Mongan..............   44  Senior Vice President, Secretary and
                                        General Counsel
     James R. Wimberley.........   54  Senior Vice President
     George W. Christian........   49  Vice President
     John G. Guthrie............   58  Vice President
     Michael D. Kubic...........   40  Vice President, Controller, and Assistant
                                        Treasurer
     Kevin L. Roper.............   40  Vice President
     James E. Uren..............   58  Vice President
     Michael N. Lavey...........   37  Treasurer

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

     Mr. Christian has been Vice President since March 1995. Since April 1985, Mr. Christian has been employed by BancTec in various management capacities.

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

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The common stock of the Company is traded on the over-the-counter market and is quoted on The NASDAQ National Market system under the symbol BTEC. The following table sets forth the range of high and low sales prices per share of common stock, as reported by NASDAQ for the periods indicated.

                                        Fiscal Year
                               ------------------------------
                                    1995            1994
                               --------------  --------------
                                High    Low     High    Low
                               ------  ------  ------  ------
     First Quarter...........  23-1/2  19      20      15-1/2
     Second Quarter..........  26-1/2  18-3/4  22-3/4  17-1/4
     Third Quarter...........  27-1/4  18-1/4  24      18-3/4
     Fourth Quarter..........  22      15-3/4  24-3/4  20


     The Company has not paid any cash dividends on its common stock since its organization and currently intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business or to repurchase its common stock. In addition, the Company's credit agreement places restrictions on the payment of dividends. The number of stockholders of record as of May 31, 1995, was approximately 1,470.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                1995      1994      1993      1992     1991
                                              --------  --------  --------  --------  ------
                                                   (In thousands, except per share data)
For the year:
 Revenue....................................  $297,539  $247,538  $233,885  $190,968  $183,761
 Income before cumulative
  effect of accounting change...............    12,509    16,343    14,351    11,721    10,672
 Net income.................................    12,509    16,343    15,186    11,721    10,672
 Income per share before
   cumulative effect of accounting
   change...................................      1.12      1.45      1.32      1.15      1.08
 Net income per share.......................      1.12      1.45      1.40      1.15      1.08
At fiscal year-end:
 Total assets...............................  $307,366  $276,270  $194,846  $171,254  $152,707
 Working capital............................    32,013    46,085    49,687    43,143    41,764
 Long-term debt.............................    42,459    50,564    12,239    19,629    27,392
 Stockholders' equity.......................   137,128   128,273   109,972    92,252    78,920
Weighted Average Shares.....................    11,128    11,294    10,870    10,173     9,861


     The foregoing summary reflects the acquisitions as discussed in Note B of Notes to Consolidated Financial Statements from their respective date of acquisition. Additionally, the per share amounts and the weighted average number of common shares have been restated to reflect the three-for-two common stock split on February 8, 1993 as discussed in Note A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company continually attempts to seek out strategic acquisition opportunities in related businesses and technologies. The Company consummated no acquisitions during fiscal year 1995 but had made numerous acquisitions during the two years prior to fiscal year 1995. Fiscal year 1994 results reflected the acquisitions of LeRoux, Pitts, and Associates ("LPA"), a subsidiary of NYNEX, from August 23, 1993, Imagesolve International, Ltd. ("Imagesolve") from December 1, 1993, Advanced Computer Systems, Inc. ("ACS") from December 23, 1993 and Terminal Data Corporation, Inc. ("TDC") from February 28, 1994. Fiscal year 1993 results reflected the acquisitions of Computer Field Specialists, Inc. ("CFS") and Springfield Computer Consultants, Inc. ("Access") from June 29, 1992 and August 1, 1992, respectively. The combined revenues of the companies acquired in fiscal years 1994 and 1993 accounted for approximately 5% of consolidated revenues, in each of their respective years of acquisition. See Note B of Notes to Consolidated Financial Statements for a discussion of these acquisitions.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     Consolidated revenue for fiscal year 1995 of $297,539,000 increased by $50,001,000 or 20.2% from fiscal year 1994 due primarily to the full year effect of fiscal 1994 acquisitions, continued growth in the domestic network services business and increased shipment of image systems domestically. Partially offsetting these consolidated revenue increases were lower revenues for reader/sorter and document processing systems hardware. For fiscal year 1995, revenue from equipment and software of $168,012,000 increased by $33,279,000 or 24.7% over fiscal year 1994. The increase in equipment and software revenue is attributed to inclusion for a full year of the TDC and ACS acquisitions. For fiscal year 1995, revenue from maintenance and other services of $129,527,000 increased $16,722,000 or 14.8% over fiscal year 1994. The increase in maintenance and other services revenue is due to the continued growth of the network services business domestically and a full year of maintenance from the TDC acquisition. Revenue from equipment and software represented 56.5% of total revenue in fiscal year 1995 compared to 54.4% in fiscal year 1994.

     Consolidated gross profit of $86,844,000 for fiscal year 1995 increased by $17,192,000 or 24.7% over the same period for last year and the gross margin percentage of 29.2% increased by 1.1 percentage points over the prior year's percentage. The improvement in gross profit and gross margin is due to higher returns in software as a result of the ACS acquisition and productivity improvements in delivering the Company's traditional software products. Partially offsetting these improvements were additional unfavorable manufacturing variances as a result of lower volume shipments of reader/sorters and document processing systems. Gross profit from equipment and software increased by $12,811,000 while the associated gross margin percent also increased by 1.1 percentage points. The increases are primarily the result of the ACS acquisition offset in part by the unfavorable manufacturing variances. Gross profit for maintenance and other services increased by $4,381,000 while the gross margin percentage increased by 0.5 percentage points. The improvement in gross profit and gross margin is primarily the result of the increased network services revenue.

     Operating expenses increased by $17,110,000 from the prior year due to a combination of acquisition related goodwill amortization, additional staffing from the TDC and ACS acquisitions and a $4,250,000 charge taken in the fourth quarter to settle a litigation claim and for the reorganization of the Company's North American operations.

     Net interest expense increased by $4,003,000 from fiscal 1994 as a result of the increase in debt to fund the acquisitions and higher interest rates. Net sundry income increased by $838,000 primarily due to additional current year foreign currency transaction gains.

     The provision for income taxes reflected an increase in the Company's effective tax rate to 42.9% in fiscal year 1995 from 40.0% in fiscal year 1994 due to increased nondeductible goodwill and the geographic mix of where profit is earned.

     Minority interest of $1,210,000 reflects the ScanData Joint Venture partner's (Thomson) 49.5% share of the losses incurred in the joint venture for fiscal year 1995, limited when the amount of net J.V. equity reached zero.

     Fiscal year 1995 net income of $12,509,000 resulted in earnings per share of

$1.12, compared to $16,343,000 and $1.45 in fiscal year 1994.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

     Consolidated revenue for fiscal year 1994 of $247,538,000 increased by $13,653,000 or 5.8% from fiscal year 1993 due to increases in network service revenue and current year acquisitions offset in part by reductions in equipment revenue. Revenue from maintenance and other services of $112,805,000 increased $17,886,000 or 18.8% primarily due to growth in the domestic network services business. Revenue from equipment and software of $134,733,000 decreased by $4,233,000 or 3.0% from fiscal 1993 due to decreases in reader/sorter and document processing systems hardware, offset in part by growth in software from current year acquisitions. Revenue from equipment and software represented 54.4% of total revenue in fiscal year 1994, compared to 59.4% in fiscal year 1993.

     Consolidated gross profit of $69,652,000 for fiscal year 1994 increased by $3,052,000 or 4.6% over the same period for the prior year. Gross margin of 28.1% decreased by 0.4 percentage points from the prior year due to a change in the mix of revenue to lower margin maintenance revenue and the reduction in equipment revenue from prior year levels. Gross profit from maintenance and other services increased by $5,556,000 due to the increase in network service revenue and an improvement in the gross margin to 22.4% compared to 20.8% in fiscal year 1993. Gross profit from equipment and software decreased by $2,504,000 due to the reduction in equipment revenue and a 1.0 percentage point decrease in the associated gross margin percent. Partially offsetting the reduction in equipment gross profit was an increase in software revenue primarily from current year acquisitions and an improvement in software margins.

     Operating expenses increased by $3,887,000 from the prior year due to the current year acquisitions. Operating expenses as a percentage of sales were 18.6% compared to 18.0% in the prior year.

     Net interest expense decreased by $494,000 from fiscal 1993 as a result of a lower average cost of borrowing and additional interest income on investments. Net sundry income increased by $2,103,000 due to the absence of exchange losses in the current year and gains on the sale of stock held for investment in fiscal 1994.

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


LIQUIDITY AND CAPITAL RESOURCES

     Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing, capital leasing and, to a lesser extent, by sales of capital stock under employee stock option and purchase plans. The Company has three credit facilities currently in place under an agreement with several banks. Under the term loan facility, the Company borrowed $51,000,000 in fiscal year 1989 to fund the acquisition of Computer Entry Systems (CES), of which $5,895,000 is outstanding at March 26, 1995. The Company continues to make scheduled payments on the CES term loan of $1,821,000 per quarter until maturity in December 1995. Under the acquisition loan facility, the Company borrowed the maximum amount available of $55,000,000. The terms of the agreement have been revised and amended to allow borrowings in foreign currency which the Company utilizes as part of its foreign currency risk management program. The outstanding balance of $55,219,000 as of March 26, 1995 includes recognized but unrealized losses of $495,000 resulting from converting certain notes under the facility into foreign currencies. The amount outstanding has been converted to a term loan and is due and payable over 20 equal quarterly payments until maturity in December 1999 as required by the agreement. The Company also has available a $30,000,000 revolving credit facility which had an outstanding balance of $12,942,000 as of March 26, 1995. This balance included $642,000 in recognized but unrealized losses resulting from converting certain notes under this facility into foreign currencies. During fiscal year 1995, the Company borrowed a maximum amount of $15,000,000 against this revolving credit facility. See Note D of Notes to Consolidated Financial Statements for a further discussion of this agreement. The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations in fiscal year 1996, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

     Cash and cash equivalents decreased during the year primarily as a result of the cash payments made to complete the fiscal year 1994 acquisitions and the repurchase of $6,994,000 of the Company's stock.

     Accounts receivable increased in fiscal 1995 due to a combination of a longer collection cycle on the larger end-user image installations and the growth in revenue over the prior fiscal year.

     Net inventory increased in the current year due to purchases of expendable field inventory to support the Company's maintenance business and for purchases in support of new products being developed by the Company.

     Net fixed assets increased primarily due to the purchase of spares in support of the Company's network services business, and the acquisition and refurbishment of a facility in Dallas.

     The increase in Other Long-Term Assets resulted from recording the long-term portion of the deferred tax benefits associated with the acquisitions, the capitalization of Banker OSA software and the recording of a note receivable relating to the sale of the Frederick, Maryland facility.

     Current liabilities increased as a result of current maturities on the acquisition facility, borrowings against the revolving credit facility, growth in the ScanData Joint Venture deferred revenue, additional severance and legal accruals and the timing of payments for income taxes and accrued liabilities.

     Long-term debt decreased primarily due to payment of the TDC debenture, and reclassification of the CES Term Loan to current liabilities as scheduled payments are made.

     Other Long-Term Liabilities decreased primarily as a result of payments made on assumed acquisition liabilities.

     The minority interest account was reduced to zero during the year as a result of losses incurred in the joint venture.

     Inflation has not had a material effect on the operating results of the Company.

SUBSEQUENT EVENT

     On May 19, 1995, the Company entered an agreement with Recognition International, Inc. ("Recognition") to acquire 100% of the outstanding shares of Recognition in a stock for stock exchange. The transaction will be accounted for as a pooling of interests. See Note N of notes to consolidated financial statements for a further discussion of this agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
BancTec, Inc.:


     We have audited the accompanying consolidated balance sheets of BancTec, Inc. (a Delaware corporation) and subsidiaries as of March 26, 1995 and March 27, 1994, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended March 26, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of March 26, 1995 and March 27, 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 1995 in conformity with generally accepted accounting principles.

     As explained in Note G of Notes to Consolidated Financial Statements, effective March 30, 1992, the Company changed its method of accounting for income taxes.



                                                             Arthur Andersen LLP



Dallas, Texas
May 19, 1995

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S




                                                                  March 26,  March 27,
                                                                    1995       1994
                                                                  ---------  ---------
                                                                     (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents.....................................   $ 11,091   $ 12,644
  Accounts receivable, less allowance for doubtful accounts of
     $1,646,000 in 1995 and $1,518,000 in 1994..................     81,790     66,635
  Inventories...................................................     51,491     48,769
  Other.........................................................     11,911      8,667
                                                                    -------   --------

        Total current assets....................................    156,283    136,715
                                                                    -------   --------


PROPERTY, PLANT AND EQUIPMENT-AT COST:
  Land..........................................................      1,188      1,295
  Field support spare parts.....................................     56,146     44,548
  Machinery and equipment.......................................     28,752     34,377
  Furniture, fixtures and other.................................     22,159     20,378
  Building......................................................      6,080      4,911
                                                                    -------   --------
                                                                    114,325    105,509
  Less accumulated depreciation and amortization................     62,971     60,125
                                                                    -------   --------

        Net property, plant and equipment.......................     51,354     45,384
                                                                    -------   --------

EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESS,
 less accumulated amortization of $10,890,000 in 1995 and
 $6,832,000 in 1994.............................................     86,243     88,352
                                                                   --------   --------


OTHER INTANGIBLE ASSETS, less accumulated amortization of
 $6,157,000 in 1995 and $4,388,000 in 1994......................      1,437      3,264
                                                                    -------   --------

OTHER ASSETS....................................................     12,049      2,555
                                                                    -------   --------

TOTAL ASSETS....................................................   $307,366   $276,270
                                                                   ========   ========


                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y




                                                       March 26,  March 27,
                                                         1995       1994
                                                      ---------   --------
                                                          (In thousands)
CURRENT LIABILITIES:
  Revolving Credit Facility.........................  $  12,942   $      -
  Current maturities of long-term debt..............     20,290     12,426
  Trade accounts payable............................     22,430     19,539
  Other accrued expenses and liabilities............     42,349     31,968
  Deferred revenue..................................     26,000     23,580
  Income taxes......................................        259      3,117
                                                      ---------   --------
        Total current liabilities...................    124,270     90,630
                                                      ---------   --------

LONG-TERM DEBT, less current maturities.............     42,459     50,564
                                                      ---------   --------

OTHER LIABILITIES...................................      3,509      5,593
                                                      ---------   --------


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                             -      1,210
                                                      ---------   --------

STOCKHOLDERS' EQUITY:
  Preferred stock-authorized, 1,000,000 shares of
     $.01 par value:
        Series A - no shares issued and outstanding           -          -
        Series B - no shares issued and outstanding           -          -
  Common Stock-authorized, 45,000,000 shares of
     $.01 par value:  issued and outstanding,
     10,638,806 shares in 1995 and 10,743,550 in
     1994...........................................        107        107
  Additional paid-in capital........................     41,409     45,959
  Retained earnings.................................     96,868     84,361
  Foreign currency translation adjustments..........         91       (721)
  Unearned compensation.............................     (1,347)    (1,433)
                                                       --------   --------
      Total stockholders' equity....................    137,128    128,273
                                                       --------   --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........   $307,366   $276,270
                                                       ========   ========


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                               Years Ended
                                                   -----------------------------------
                                                    March 26,   March 27,   March 28,
                                                      1995         1994        1993
                                                   -----------  ----------  ----------
                                                  (In thousands, except per share data)
REVENUE:
 Equipment and software..........................   $168,012     $134,733   $138,966
 Maintenance and other services..................    129,527      112,805     94,919
                                                    --------     --------   --------
                                                     297,539      247,538    233,885
                                                    --------     --------   --------
COSTS OF SALES:
 Equipment and software..........................    110,848       90,380     92,109
 Maintenance and other services..................     99,847       87,506     75,176
                                                    --------     --------   --------
                                                     210,695      177,886    167,285
                                                    --------     --------   --------
  Gross profit...................................     86,844       69,652     66,600
                                                    --------     --------   --------

OPERATING EXPENSES:
 Product development.............................      9,590        9,515      8,490
 Selling, general and administrative.............     49,560       34,701     32,007
 Goodwill amortization...........................      4,010        1,834      1,666
                                                    --------     --------   --------
                                                      63,160       46,050     42,163
                                                    --------     --------   --------
  Income from operations.........................     23,684       23,602     24,437
                                                    --------     --------   --------

OTHER INCOME (EXPENSE):
 Interest income.................................        252          422        315
 Interest expense................................     (5,679)      (1,846)    (2,233)
 Sundry-net......................................      1,523          685     (1,418)
                                                    --------     --------   --------
                                                      (3,904)        (739)    (3,336)
                                                    --------     --------   --------
  Income before income taxes, minority inter-
  est and cumulative effect of accounting
  change.........................................     19,780       22,863     21,101
                                                    --------     --------   --------

INCOME TAX PROVISION (BENEFIT):
 Current.........................................      7,092       11,363      8,969
 Deferred........................................      1,389       (2,218)      (544)
                                                    --------     --------   --------
                                                       8,481        9,145      8,425
                                                    --------     --------   --------

MINORITY INTEREST................................      1,210        2,625      1,675
                                                    --------     --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE..........................................     12,509       16,343     14,351

CUMULATIVE EFFECT OF ACCOUNTING CHANGE...........          -            -        835
                                                    --------     --------   --------
NET INCOME.......................................   $ 12,509     $ 16,343   $ 15,186
                                                    ========     ========   ========

NET INCOME PER SHARE:
 Income Before Accounting Change.................      $1.12        $1.45   $   1.32
 Cumulative Effect of Accounting Change..........          -            -        .08
                                                    --------     --------   --------
 Net Income......................................      $1.12        $1.45   $   1.40
                                                    ========     ========   ========

 Weighted Average Shares.........................     11,128       11,294     10,870

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Years Ended
                                                       ----------------------------------
                                                       March 26,   March 27,   March 28,
                                                          1995        1994        1993
                                                       ----------  ----------  ----------
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................  $ 12,509    $ 16,343    $ 15,186
  Adjustments to reconcile net income to cash flows
     provided by operating activities:
        Depreciation and amortization................    24,153      18,827      14,478
        Deferred income tax expense (benefit)........     1,389      (2,218)       (544)
        Cumulative effect of accounting change.......         -           -        (835)
        Loss due to scrapping of obsolete property,
           plant, and equipment......................     4,264       3,196       3,057
        Other non-cash items.........................     1,652         258       1,069
        Increase in accounts receivable..............   (10,281)     (8,182)     (8,840)
        (Increase) decrease in inventories...........    (1,444)     (6,833)      5,888
        (Increase) decrease in other assets..........    (7,106)     (6,776)        598
        Increase (decrease) in trade accts payable...    (2,038)      3,217       3,331
        Increase in deferred revenue.................     1,634       5,125       5,801
        Increase in other accrued expenses
           and liabilities...........................    10,754       3,171       6,165
        Minority interest in earnings................    (1,210)     (2,625)     (1,675)
                                                         ------    --------    --------

           Cash flows provided by operating
              activities.............................    34,276      23,503      43,679
                                                         ------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment.........   (26,695)    (24,821)    (15,199)
  Purchase of businesses, net of cash acquired.......   (13,180)    (49,014)     (6,162)
                                                        --------    --------    --------

           Cash flows used in investing
              activities.............................   (39,875)    (73,835)    (21,361)
                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of current maturities of long-term debt
     and capital lease obligations...................   (12,291)     (8,168)     (6,003)
  Proceeds from long-term borrowings.................    10,800      44,200           -
  Proceeds from short-term borrowings................    15,000       3,000       6,000
  Payments of short-term borrowings..................    (2,700)     (3,000)     (6,000)
  Repurchase of common stock.........................    (6,994)          -           -
  Proceeds from sales and issuances of common
     stock...........................................     1,989       1,671       2,090
                                                         ------    --------    --------

           Cash flows provided by (used in)
              financing activities...................     5,804      37,703      (3,913)
                                                         ------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............    (1,758)        (53)       (894)
                                                         ------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................    (1,553)    (12,682)     17,511

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR........    12,644      25,326       7,815
                                                         ------    --------    --------

CASH AND CASH EQUIVALENTS - END OF YEAR..............  $ 11,091    $ 12,644    $ 25,326
                                                       ========    ========    ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the Years Ended March 26, 1995, March 27, 1994 and March 28, 1993
                                 (In thousands)

                                                                 Foreign
                                                                Currency
                                            Addi-                Trans-
                                            tional               lation    Unearned
                                   Common   Paid-in   Retained    Adjust-   Compen-
                                   Stock    Capital   Earnings    ments     sation    Total
                                   ------   -------   --------   --------  --------  --------
Balance at March 29, 1992.......      $64   $39,484   $52,465     $ 239     $    -   $ 92,252
Common stock issued princi-
 pally under employee stock
 plans..........................        2     2,088       -           -          -      2,090
Three-for-two common stock
 split..........................       35       (41)      -           -          -         (6)
Shares issued for CFS acquisi-
 tion...........................        3         -       367         -          -        370
Common stock issued under
 restricted stock plan..........        -     1,239       -           -     (1,239)         -
Amortization of unearned
 compensation...................        -         -       -           -        108        108
Tax benefit from exercise of
 stock options..................        -       961       -           -          -        961
Foreign currency translation
 adjustments....................        -         -       -        (989)         -       (989)
Net income......................        -         -    15,186         -          -     15,186
                                 --------  --------  --------  --------   --------    -------
Balance at March 28, 1993.......      104    43,731    68,018      (750)    (1,131)   109,972

Common stock issued princi-
 pally under employee stock
 plans..........................        3     1,668       -           -          -      1,671
Common stock issued under
 restricted stock plan..........        -       490       -           -       (490)         -
Amortization of unearned
 compensation...................        -         -       -           -        188        188
Tax benefit from exercise of
 stock options..................        -        70       -           -          -         70
Foreign currency translation
 adjustments....................        -         -       -          29          -         29
Net income......................        -         -    16,343         -          -     16,343
                                 --------   -------   -------   -------    -------   --------

Balance at March 27, 1994.......      107    45,959    84,361      (721)    (1,433)   128,273

Common stock issued princi-
 pally under employee stock
 plans..........................        3     1,986       -           -          -      1,989
Common stock issued under
 restricted stock plan..........        -       141       -           -       (141)         -
Amortization of unearned
 compensation...................        -         -       -           -        227        227
Repurchase and retirement of
 common stock...................       (3)   (6,991)      -           -          -     (6,994)
Tax benefit from exercise of
 stock options..................        -       314       -           -          -        314
Foreign currency translation
 adjustments and rounding.......        -         -        (2)      812          -        810
Net income......................        -         -    12,509         -          -     12,509
                                   ------  --------   -------    ------      -----   --------

Balance at March 26, 1995.......    $ 107   $41,409   $96,868     $  91    $(1,347)  $137,128
                                  =======   =======   =======    ======    =======   ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The principal business of BancTec, Inc. and subsidiaries ("the Company") is the development, manufacture and sale of integrated financial transaction processing systems, application software and support services. The Company develops turn-key image processing systems, data capture systems and integrated software products for the banking, financial services, telecommunications, utility, petroleum, insurance, government, retail and other industries. The Company also designs, manufactures and markets document processing equipment for original equipment manufacturer ("OEM") customers and provides network support services for local area networks and personal computers.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the ScanData Joint Venture which was established with Thomson-CSF in fiscal year 1992. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is a 52/53 week year which ends on or about March 31. Fiscal year 1995 ended on March 26, 1995, fiscal year 1994 ended on March 27, 1994 and fiscal year 1993 ended on March 28, 1993.

     The Company uses a 13-week period for quarterly reporting.

CASH EQUIVALENTS

     Cash equivalents consist of investments with original maturities of three months or less. There were no investments with original maturities greater than three months at fiscal year-end 1995 and 1994.

INVENTORIES

     Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead and purchased subassemblies. Cost is determined using the first-in, first-out method.

DEFERRED REVENUE

     Certain of the Company's contracts permit the Company to bill the customer in advance of the time revenue is recognized. Deferred revenue represents billings in excess of revenue recognized. Revenue is recognized ratably over the contract period as the services are performed, which usually occurs within one year of billing.

DERIVATIVE FINANCIAL INSTRUMENTS

     Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the period of the agreements. Unamortized premiums are included in other current assets or other assets on the balance sheet depending on the amortization period.

     Amounts receivable or payable in foreign currencies which have been hedged using forward exchange agreements are valued on the balance sheet at the rate of exchange under the forward exchange agreement.

REVENUE RECOGNITION

     The Company's revenue recognition policy for its principal sources of revenue are:

     Equipment and software sales - Revenue from sales of established products is recognized upon shipment in conformity with AICPA Statement of Position No. 91-1, Software Revenue Recognition. Revenue for new products, certain other equipment and software with lengthy development or installation periods is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, Long-Term Construction Contracts. Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in other current assets. All contract costs, including equipment and software are charged to cost of sales at the time the related revenue is recognized. At March 26, 1995 and

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


March 27, 1994, there were $949,000 and $803,000, respectively, of costs in excess of advance billings recorded in other current assets.

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

     Leasehold improvements and assets recorded under capital lease obligations are depreciated over the shorter of their estimated useful life or the remaining lease term. Field support spare parts, which are repairable replacement parts for products maintained under service contracts, are amortized over a useful life of three or five years. Depreciable lives for furniture, fixtures and machinery is generally seven years. Buildings utilize a forty-year life.

     Intangible assets are amortized on a straight-line basis over their estimated useful lives. The excess of cost over net assets of acquired business is amortized over 10 to 40 years. Other intangible assets are amortized over 3 to 5 years.

PRODUCT DEVELOPMENT

     Company-sponsored software product development costs are expensed as incurred until technological feasibiity has been established. At that time, the software product development costs are capitalized in conformity with Statement of Financial Accounting Standards (SFAS) No. 86 - Accounting for the costs of computer software to be sold, leased or otherwise marketed. At March 26, 1995, $857,000 of capitalized software costs were recorded in other long-term assets net of zero amortization. At March 27, 1994, there were no capitalized software costs recorded as the feasibility of the product was still being determined. Initial amortization of the amounts recorded during fiscal year 1995 will start when the product is available for general release. The annual amortization shall be the greater of the amount computed based on a ratio of units sold divided by an anticipated installation base of 300 units or the straight-line method over 3 years. Customer-sponsored product development costs are generally charged to costs of sales or the proceeds generated therefrom are credited to product development costs by the Company.

INCOME TAXES

     Deferred income taxes recognize the effect of temporary differences between the reporting of transactions and the basis of assets and liabilities for financial accounting and income tax purposes.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Assets and Liabilities denominated in other than each entities non-functional currency, as defined in SFAS 52 - Foreign Currency Translation, are translated at the year-end rates of exchange. Revenue and expenses are translated monthly at the average exchange rates for the month. Translation gains and losses are reported as a separate component of stockholders' equity, and transaction gains and losses are included in results of operations.

NET INCOME PER SHARE

     Net income per common and common equivalent share is based upon the weighted average number of outstanding shares during the year. The number of outstanding shares of common

                                     BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

stock has been adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive, at the beginning of the period or date of issuance, and the use of the proceeds of such assumed exercise to repurchase, at market, common stock of the Company.

CONCENTRATION OF CREDIT RISK

     The Company sells its products to certain customers under specified credit terms in the normal course of business. These customers can generally be classified as banking, financial services, insurance, government, utility, telecommunications or retail entities. Due to the diversity of customers sold to, management does not consider there to be a concentration of risk within any single classification.

     As of March 26, 1995, one customer's account balance amounted to 10 percent of the Company's accounts receivable.

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


NOTE B - ACQUISITIONS AND EQUITY INVESTMENTS

     During the second quarter of fiscal year 1994, the Company acquired certain assets and assumed certain liabilities of LeRoux, Pitts and Associates ("LPA"), a subsidiary of NYNEX. The acquisition of LPA provides BancTec EFT-oriented software products for debit/credit card processing and electronic check authorization requirements. The purchase price of the assets, including acquisition costs, was approximately $2,500,000, which was paid in cash, plus liabilities assumed of approximately $1,500,000. The business combination was accounted for as a purchase and, accordingly, LPA operations are included in the Company's consolidated results of operations from August 20, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

     During the second quarter of fiscal year 1994, BancTec contributed approximately $500,000 in cash and certain other consideration in exchange for a 33% equity interest in Servibanca, S.A.("Servibanca"), a Chilean company. Servibanca is a check processing service bureau as well as a distributor of BancTec image processing systems, document processing systems, and stand-alone reader/sorters to banks, service bureaus, and other financial processors in Chile and other South American countries. BancTec's investment in and share of Servibanca's earnings have been included since September 14, 1993, and are recorded using the equity method of accounting.

     During the third quarter of fiscal year 1994, the Company acquired 100% of the stock of Imagesolve International, Ltd. ("Imagesolve"), a leading British provider of integrated systems solutions for electronic document imaging, specializing in solutions utilizing Computer Output to Laser Disk (COLD) technology, which electronically archives computer-generated documents onto optical disks. The purchase price for the stock, including acquisition costs, was approximately $2,800,000, which was paid in cash. The business combination was accounted for as a purchase and, accordingly, Imagesolve operations are included in the Company's consolidated results of operations from December 1, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

     Also during the third quarter of fiscal year 1994, the Company acquired 100% of the stock of Advanced Computer Systems, Inc. ("ACS"). ACS was a leading provider of software products which included integrating of check sorting, platform automation, loan processing, ATM and teller terminal processing and other bank operations activities, to banks with generally less than $300 million in assets. The purchase price for the stock, including acquisition costs, was approximately $25,300,000, which was paid in cash borrowed under the acquisition loan facility discussed in Note D. The business combination was accounted for as a purchase and, accordingly, ACS operations are included in the

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Company's consolidated results of operations from December 23, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

     During the fourth quarter of fiscal year 1994, the Company acquired 100% of the stock of Terminal Data Corporation ("TDC"). TDC was a provider of document imaging systems, page scanning devices, and digital and microfilm cameras. The purchase price for the stock, including acquisition costs, was approximately $23,600,000, of which approximately $18,100,000 was paid in cash during fiscal year 1994. Such cash was borrowed under the acquisition loan facility. Non-cash consideration of approximately $5,500,000 consisted primarily of future payments to be made for stock and debt which were paid during fiscal year 1995 with cash borrowed under the acquisition loan facility and operating cash. The business combination was accounted for as a purchase and, accordingly, TDC operations are included in the Company's consolidated results of operations from February 28, 1994, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

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


                                                        (Unaudited)
                                                    March 27,   March 28,
                                                      1994        1993
                                                   -----------  ---------
                                                       (In thousands)
      Revenue....................................    $284,770    $277,847
      Income before cumulative effect of change
        in accounting method.....................      15,477      13,288
      Net Income.................................      15,477      14,123
      Net Income per share:
        Before accounting change.................       $1.37       $1.22
        Net Income...............................       $1.37       $1.30


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

     Also during the second quarter of fiscal year 1993, the Company acquired Springfield Computer Consultants, Inc., which marketed under the name of Access Banking Systems ("Access"). The purchase price, including acquisition costs, was approximately $3,400,000, of which $2,900,000 was paid in cash. Non-cash consideration of $500,000 consisted primarily of future payments to the former owners. The business combination was accounted for as a purchase and, accordingly, Access operations are included in the Company's consolidated results of operations from August 1, 1992, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company has not disclosed unaudited pro forma results of operations of CFS and Access as if the acquisitions had been made as of the beginning of fiscal year 1993 because such acquisitions are not material to the consolidated financial statements.

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



NOTE C - INVENTORIES
                                         March 26,  March 27,
                                           1995       1994
                                         ---------  ---------
                                            (In thousands)
     Raw materials.....................    $19,482    $16,317
     Work-in-process...................      5,387      6,516
     Finished goods....................     26,622     25,936
                                           -------    -------
                                           $51,491    $48,769
                                           =======    =======


NOTE D - INDEBTEDNESS
                                          March 26,  March 27,
                                            1995       1994
                                           -------    -------
                                             (In thousands)
     Term loans payable to banks.......    $61,114    $61,340
     Obligations under capital leases..      1,635      1,650
                                           -------    -------
                                            62,749     62,990
     Less current maturities...........     20,290     12,426
                                           -------    -------
                                           $42,459    $50,564
                                           =======    =======


     Future maturities of term loans payable to banks are as follows:

                   Fiscal Year                  (In thousands)
                   -----------                  --------------
        1996.............................            $19,645
        1997.............................             11,000
        1998.............................             11,000
        1999.............................             11,000
        2000.............................              8,469
        Thereafter.......................                  -
                                                     -------
                                                     $61,114
                                                     =======

     During fiscal year 1995, the Company renegotiated the terms of its credit agreement with several banks. The amended and restated agreement provides for a $30,000,000 short-term revolving credit facility ("revolving credit facility"), a $51,000,000 term loan ("term loan") and a $55,000,000 acquisition loan facility ("acquisition facility") which are unsecured. The agreement contains restrictive covenants which, among other things, restrict payment of dividends, limit additional debt and require the Company to maintain a defined current ratio, minimum net worth and a minimum ratio of cash flow from operations to debt service. At March 26, 1995, the Company was in compliance with all of

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the covenants required under the agreement. The agreement was amended to permit borrowing in foreign currency which the Company utilizes as part of its foreign currency risk management program discussed in Note E. The revolving credit facility bears interest at the lender's prime commercial rate or, at the Company's option, the London Interbank Offered Rate (LIBOR) on Eurocurrency borrowings plus 1 point. A commitment fee of 1/4% on the unused revolving credit facility is payable on a quarterly basis. The term loan and acquisition facility bear interest at the lender's prime commercial rate or, at the Company's option, LIBOR plus 1-1/4 to 1-3/4 points, depending on the Company's debt to capitalization ratio, as defined. At March 26, 1995, the Company's debt to capitalization ratio was .37 and the applicable interest rate was LIBOR plus 1-1/2 points.

  At March 26, 1995, the Company was party to one interest rate cap agreement. This agreement, which expires in May of 1997, entitles the Company to receive from a counterparty, on a quarterly basis, the amount, if any, by which interest payments calculated using LIBOR on the notional amount of $27,500,000 exceed 7.0%, with a ceiling of 9.5%, above which the Company would receive no additional amount. There were no interest rate cap agreements in place during fiscal years 1994 or 1993.

  At March 26, 1995, the amount outstanding under the revolving credit facility was $12,942,000 at a weighted average interest rate of 6.65%. During fiscal year 1995, the Company borrowed a maximum amount of $15,000,000 against this facility.

  Borrowings under the term loan total $5,895,000 at March 26, 1995. Principal payments under the term loan are due in 28 equal quarterly installments, plus interest, which commenced on June 30, 1989 and matures in fiscal year 1996.

  Under the acquisition facility, the Company was allowed to borrow up to $55,000,000 during the period from inception of the facility, October 6, 1993, through December 31, 1994 for the purpose of funding acquisitions. The Company borrowed the maximum amount available under this facility. At December 31, 1994, the balance of the acquisition facility was converted to a term loan and principal payments are due in 20 equal quarterly installments, plus interest, which commence on March 31, 1995 and end on December 31, 1999. At March 26, 1995, the balance of the acquisition facility was $55,219,000 which includes unrealized losses resulting from converting certain notes under the facility into foreign currencies. Such unrealized losses are offset by unrealized gains on intercompany borrowings.

  The weighted average interest rate on borrowings under the term loan and acquisition facility was 7.63% at March 26, 1995.

  Future minimum lease payments under capital lease obligations are as follows:

                   Fiscal Year                  (In thousands)
                   -----------                  --------------
     1996.............................                $  759
     1997.............................                   527
     1998.............................                   319
     1999.............................                   229
     2000.............................                    32
                                                      ------

     Total minimum lease payments.....                 1,866
     Less amount representing interest
      (5.9%-13.0% rate)...............                   231
                                                      ------

     Present value of net minimum lease
      payments, including current
      maturities of $645,000 at
      March 26, 1995 .................                $1,635
                                                      ======


                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Property, plant and equipment recorded under capital leases are as follows:


                                               March 26,  March 27,
                                                 1995       1994
                                               ---------  ---------
                                                  (In thousands)
     Machinery and equipment.................     $  967     $  852
     Furniture, fixtures and other...........      2,290      3,006
                                                  ------     ------
     Total - at cost.........................      3,257      3,858
     Less accumulated depreciation...........      1,622      1,991
                                                  ------     ------
                                                  $1,635     $1,867
                                                  ======     ======

     The Company paid cash totalling $4,853,000, $1,093,000, and $1,967,000, for interest during fiscal years 1995, 1994 and 1993, respectively.


NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks.

     Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. As discussed in Note D, the Company has one interest cap agreement in effect at March 26, 1995, which provides protection to the Company against increases in the LIBOR interest rate from 7.0% to 9.5% on approximately one-half of the Company's acquisition facility borrowings.

     The Company utilizes foreign currency forward exchange agreements in conjunction with foreign currency borrowings discussed in Note D to hedge significant foreign currency receivables and payables. Under the terms of the forward exchange agreements, the Company and a counterparty agree to exchange foreign currency amounts on a specified date at an agreed upon exchange rate.
At March 26, 1995, the Company had two forward exchange agreements in effect which required the Company to exchange 45,000,000 Swedish Krona ("SEK") and 21,000,000 SEK for German Deutschmarks ("DM") at the agreed upon SEK/DM exchange rates of 4.8921 and 4.952, respectively. At March 26, 1995, the market exchange rate between SEK and DM was approximately 5.184.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and foreign currency forward exchange agreements but has no off-balance sheet credit risk of accounting loss. The Company anticipates that its counterparties will be able to fully satisfy their obligations under their contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.


NOTE F - OTHER ACCRUED EXPENSES AND LIABILITIES


                                               March 26,  March 27,
                                                 1995       1994
                                               ---------  ---------
                                                  (In thousands)
     Salaries, wages and other compensation..    $16,281    $16,033
     Accrued taxes, other than income taxes..      3,918      3,860
     Advances from customers.................      5,981      3,279
     Accrued invoices and costs..............      4,723      4,177
     Acquisition liabilities.................      3,509        815
     Other...................................      7,937      3,804
                                                 -------    -------
                                                 $42,349    $31,968
                                                 =======    =======

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE G - INCOME TAXES

     In 1993, the Company adopted SFAS No. 109 - Accounting for Income Taxes. SFAS 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their recorded amounts.

     BancTec elected to reflect the cumulative effect of adopting this pronouncement as a change in accounting principle as of the beginning of fiscal year 1993 with a credit to earnings of $835,000. Prior year's financial statements were not restated. This credit consists primarily of the increase in net deferred tax assets to reflect the benefit of taxes previously provided for profit on inventory sold between BancTec entities within different taxing jurisdictions but still on the Company's consolidated books at the end of fiscal 1992. Such benefit could not be recorded under SFAS 96. The impact of adoption of SFAS 109 on fiscal 1993 results was not significant and previously reported quarters were not restated.

     The domestic and foreign components of income before income taxes and cumulative effect of accounting change consisted of the following:


                                                 Years Ended
                                      ---------------------------------
                                      March 26,   March 27,   March 28,
                                         1995        1994       1993
                                      ---------   ---------   ---------
                                               (In thousands)
  Domestic (including Puerto Rico)....  $24,427     $26,754     $19,272
  Foreign.............................   (4,647)     (3,891)      1,829
                                        -------     -------     -------
                                        $19,780     $22,863     $21,101
                                        =======     =======     =======


     The income tax provision (benefit) consisted of the following:


                                                 Years Ended
                                      ----------------------------------
                                      March 26,   March 27,   March 28,
                                         1995        1994        1993
                                      ---------  ----------  ----------
                                                (In thousands)
   Current:
     Federal (including Puerto Rico)..   $4,911     $ 9,508      $7,174
     State............................    1,355         729         822
     Foreign..........................      826       1,126         973
                                         ------     -------      ------
     Total current....................    7,092      11,363       8,969
                                         ------     -------      ------

   Deferred:
     Federal..........................    2,141        (972)       (544)
     Foreign..........................     (752)     (1,246)          -
                                         ------     -------      ------
     Total deferred...................    1,389      (2,218)       (544)
                                         ------     -------      ------
                                         $8,481     $ 9,145      $8,425
                                         ======     =======      ======


                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

                                                                Years Ended
                                                     ----------------------------------
                                                     March 26,   March 27,   March 28,
                                                        1995        1994        1993
                                                     ----------  ----------  ----------
                                                               (In thousands)
   Provision at U.S. statutory rate of 35% in
      fiscal years 1995 and 1994, and 34% for
      fiscal year 1993.............................    $ 6,923     $ 8,002      $7,174
   Increase (reduction) in tax expense
      resulting from:
      Impact of foreign and Puerto Rico
         income tax rates..........................       (717)     (1,029)        475
      Charge/credit in lieu of taxes for tax
         benefits realized from acquisitions.......     (1,457)        137         110
      Valuation reserves provided for
         tax deductible losses generated...........      1,428       1,246           -
      Utilization of investment and
         alternative minimum tax credits...........          -           -        (584)
      Domestic amortization of cost over
         net assets of acquired business...........      1,295         637         437
      State income tax, net of federal
         income tax benefit........................        486         474         597
      Other........................................        523        (322)        216
                                                       -------     -------      ------
                                                       $ 8,481     $ 9,145      $8,425
                                                       =======     =======      ======

     The Company paid cash totalling $8,192,000, $9,414,000, and $5,006,000, for income taxes in fiscal years 1995, 1994 and 1993, respectively.


     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are included in other current assets or other assets depending on the timing of the expected realization. The deferred tax benefit in fiscal years 1995, 1994 and 1993 represented the effect of changes in the amounts of temporary differences during those fiscal years.

     Deferred tax assets (liabilities), as determined under the provisions of SFAS 109, were comprised of the following:

                                                                Years Ended
                                                     ----------------------------------
                                                     March 26,   March 27,   March 28,
                                                        1995        1994        1993
                                                     ----------  ----------  ----------
                                                               (In thousands)
   Gross Deferred Tax Liability:
      Depreciation.................................    $  (684)    $  (939)    $(2,070)
                                                       -------     -------     -------

   Gross Deferred Tax Assets:
      Inventory reserves...........................      1,236       1,088         997
      Warranty reserves............................         86         104         136
      Employee benefit accruals....................      2,692       2,015       1,568
      Accounts receivable reserves.................        508         531         361
      Deductible acquisition costs.................      2,038         238         397
      Net operating losses.........................     13,075       6,135       3,654
      Taxes paid on intercompany profits...........      1,076         983       1,215
      Alternative minimum tax credit carryforward..      1,134           -         350
      Other........................................        (51)        117         201
                                                       -------     -------     -------
      Gross deferred tax assets....................     21,794      11,211       8,879
                                                       -------     -------     -------
      Deferred tax assets valuation reserve........     (6,878)     (4,900)     (3,654)
                                                       -------     -------     -------
         Net deferred tax asset....................    $14,232     $ 5,372     $ 3,155
                                                       =======     =======     =======

     The Company has net operating loss carryforwards which expire as follows:
1997 though 2000, $12,567,000; 2001 through 2008, $8,667,000; and indefinite,
$12,660,000.

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  The net change in the deferred tax asset valuation reserve in fiscal 1995, 1994 and 1993 was $1,978,000, $1,246,000, and $2,326,000, respectively, and is attributable to the increase in the net operating loss carryforwards of the Company's Canadian, Japanese and Australian subsidiaries and the German entity of the Scandata Joint Venture.

  At March 26, 1995, the Company had approximately $188,000 in deductible temporary differences remaining for financial reporting purposes as a result of the acquisition of CES. An adjustment to the excess of cost over net assets of business acquired and a charge in lieu of taxes is recorded for any tax benefits resulting from realization of these carryforwards in years subsequent to the acquisition.

  Undistributed earnings of foreign subsidiaries were approximately $7,510,000, $7,264,000 and $6,831,000 at March 26, 1995, March 27, 1994, and March 28, 1993,
respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.


NOTE H - STOCKHOLDERS' EQUITY

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

EMPLOYEE STOCK AWARD PLANS

  At March 26, 1995, a total of 2,622,644 shares of common stock were reserved for issuance under the Company's stock award plans. At March 26, 1995, 861,794 shares were available for future grant. In general, the plans provide for the granting of options or restricted shares to key employees. A summary of the key provisions of each type award is as follows:

  STOCK OPTIONS

  In general, the plans provide for the granting of options at not less than the fair market value of the stock at the date of grant. Options issued vest periodically as defined in the plans. At March 26, 1995, options to purchase 1,760,850 shares were outstanding, of which options to purchase 756,415 shares were vested and could be exercised.

  A summary of activity in the Company's stock option plans is as follows:


                                                       Option Price
                                            Shares       Per Share
                                          ----------  ---------------
  Options outstanding - March 28, 1993..  1,560,322    $3.50 - $18.83
  Granted...............................    397,235    17.75 -  22.38
  Exercised.............................   (221,933)    3.50 -  18.83
  Forfeited.............................    (53,032)    4.83 -  18.83
                                          ---------
  Options outstanding - March 27, 1994..  1,682,592     4.83 -  22.38
  Granted...............................    317,550    18.00 -  22.75
  Exercised.............................   (173,138)    4.83 -  18.83
  Forfeited.............................    (66,154)    5.42 -  22.25
                                          ---------
  Options outstanding - March 26, 1995..  1,760,850    $4.83 - $22.75
                                          =========


  RESTRICTED STOCK AWARDS

  The Board of Directors of the Company periodically awards restricted stock to key employees as compensation. Vesting is pro rata and is subject to future service. Unearned compensation is charged for the market value of the shares on the date of grant and is amortized to expense over the vesting period. Such amount is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During fiscal year 1995, 6,203 shares were awarded and unearned compensation of $141,118 was recorded. During fiscal 1994, 27,981 restricted shares were awarded and

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   unearned compensation of $490,100 was recorded. Vesting on such shares ranges from 3 years to 21 years. In fiscal years 1995, 1994 and 1993, $227,037, $188,100 and $108,000, respectively, was amortized to expense.

EMPLOYEE STOCK PURCHASE PLAN

  The Company has an employees' stock purchase plan under which 194,512 shares of common stock were reserved at March 26, 1995. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the exercise period. During fiscal years 1995 and 1994, the Company issued 47,630 and 49,186 shares, respectively, under the plan.

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


NOTE I - EMPLOYEE BENEFIT PLANS

  The Company has an employee savings plan which allows substantially all full-time domestic employees to make contributions defined by Section 401(k) of the Internal Revenue Code. The Company elected to contribute 1.1%, 1.4%, and 1.5% of the qualifying participant's base salary in fiscal years 1995, 1994 and 1993, respectively. Amounts expensed under the plan for the years ended March 26, 1995, March 27, 1994, and March 28, 1993 were $600,000, $597,000, and $600,000, respectively. The Company provides no material postretirement benefits to its employees.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE J - COMMITMENTS AND CONTINGENCIES

     The Company leases most of its production facilities and certain equipment under non-cancelable operating leases expiring through fiscal year 2010. Total Company rent expense for the years ended March 26, 1995, March 27, 1994, and March 28, 1993 was $6,597,000, $4,263,000, and $4,701,000, respectively.

     Future minimum payments under non-cancelable operating leases are approximately as follows:

                   Fiscal Year                  (In thousands)
                   -----------                  --------------
     1996.............................             $ 5,476
     1997.............................               4,232
     1998.............................               3,624
     1999.............................               2,134
     2000.............................               1,022
     Thereafter.......................               3,855
                                                   -------
                                                   $20,343
                                                   =======

     The Company has the option to renew operating leases on its major facilities at the end of the current lease terms.

     The Company and its subsidiaries are parties to various legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not be material in relation to the consolidated operations of the Company.


NOTE K - GEOGRAPHIC OPERATIONS

     The Company operates in the following geographic areas: the United States, including Puerto Rico, Europe, including the United Kingdom and Scandinavia, and other international areas consisting primarily of Australia, Japan, and Canada. Interarea sales to affiliates are accounted for at established transfer prices.

     Sales and operating income for the years ended March 26, 1995, March 27, 1994, and March 28, 1993, and identifiable assets at the end of each of those years, classified by geographic area, are as follows:

                                                                Other
                                           United              Inter-    Elimina-    Consoli-
                                           States     Europe   national    tions      dated
                                           ------    --------  --------  ---------   --------
1995                                                       (In thousands)
     Sales to unaffiliated customers....... $242,732  $49,568    $5,239   $      -   $297,539
     Interarea sales to affiliates.........    8,652        -         -     (8,652)         -
     Operating income......................   27,597   (1,904)   (1,972)       (37)    23,684
     Identifiable assets...................  255,310   59,593     5,049    (12,586)   307,366
1994
     Sales to unaffiliated customers....... $186,362  $56,778    $4,398   $      -   $247,538
     Interarea sales to affiliates.........   16,809        -         -    (16,809)         -
     Operating income......................   23,339   (2,470)     (569)     3,302     23,602
     Identifiable assets...................  236,136   54,759     2,234    (16,859)   276,270
1993
     Sales to unaffiliated customers....... $171,539  $56,571    $5,775   $      -   $233,885
     Interarea sales to affiliates.........   25,121      710         -    (25,831)         -
     Operating income......................   24,312   (1,222)     (718)     2,065     24,437
     Identifiable assets...................  164,055   46,886     2,809    (18,904)   194,846


Foreign currency transaction gains in fiscal year 1995 were $1,080,000, while foreign currency losses in fiscal years 1994 and 1993 were $374,000 and $1,122,000, respectively, and are included as part of sundry-net in the consolidated statements of income.

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE L - RELATED PARTIES

     Prior to fiscal year 1994, ScanData S.A. subcontracted the performance of maintenance services for certain customers to Thomson, a partner in the ScanData Joint Venture. Under the terms of such agreement, ScanData S.A. received 12.5% of the amount billed for maintenance services in exchange for providing such customers to Thomson. This agreement expired at the end of fiscal year 1993. Included in fiscal year 1993 revenues is $461,000 related to this arrangement. Included in trade accounts payable at March 26, 1995 and March 27, 1994 are $6,713,000 and $6,635,000, respectively, payable to Thomson.


NOTE M - SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                              1995
                                          --------------------------------------------
                                            Q1       Q2       Q3       Q4      Total
                                          -------  -------  -------  -------  --------
                                             (In thousands, except per share data)
Revenue.................................  $69,466  $73,225  $77,756  $77,092  $297,539
Gross profit............................   20,782   23,105   22,816   20,141    86,844
Net income..............................    3,702    4,074    4,428      305    12,509
Fully diluted net income per share......      .33      .36      .40      .03      1.12


                                                              1994
                                          --------------------------------------------
                                            Q1       Q2       Q3       Q4      Total
                                          -------  -------  -------  -------  --------
                                             (In thousands, except per share data)
Revenue.................................  $54,878  $53,342  $59,539  $79,779  $247,538
Gross profit............................   15,251   14,815   17,620   21,966    69,652
Net income..............................    3,280    3,356    4,257    5,450    16,343
Fully diluted net income per share......      .30      .30      .38      .48      1.45


     Due to the impact of stock prices on the computation of earnings per share, net income per share as presented does not equal the sum of the quarters.


NOTE N - SUBSEQUENT EVENT

     On May 19, 1995, the Company entered an agreement with Recognition International, Inc. ("Recognition") to acquire 100% of the outstanding shares of Recognition in a stock for stock exchange. This transaction, which will be accounted for as a pooling of interests, will result in the issuance of approximately 9,100,000 shares of BancTec common stock. The merger is subject to regulatory and shareholder approval and is expected to be completed in September, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1995 annual meeting of stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1995 annual meeting of stockholders, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1995 annual meeting of stockholders, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1995 annual meeting of stockholders, which information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements: See Index to Financial Statements and Schedules on page 35.

(b)    Reports on Form 8-K:

     (i) May 31, 1995, Execution of Agreement and Plan of Merger with Recognition International, Inc.

(c)  Exhibits

 3.1  -   Certificate of Incorporation.(6)

 3.2  -   By-Laws.(1)

 4.1  -   Specimen of Common Stock Certificate.(1)

10.1  -   BancTec, Inc. 1989 Stock Plan.(8)

10.2  -   BancTec, Inc. Incentive Stock Option Plan, as amended.(3)

10.3  -   BancTec, Inc. 1982 Nonqualified Stock Option Plan, as amended.(3)

10.4  -   BancTec, Inc. 1994 Stock Plan.(11)

10.5  -   BancTec, Inc. 1990 Employee Stock Purchase Plan, as amended.(7)

10.6  -   BancTec, Inc. Deferred Compensation Plan.(9)

10.7  -   Employment Agreement with Grahame N. Clark, Jr. dated May 28,
          1992.(10)

10.8  -   Employment Agreement with Norton A. Stuart dated May 28, 1992.(10)

10.9  -   Employment Agreement with Tod V. Mongan dated May 28, 1992.(10)

10.10 -   Rights Agreement dated June 16, 1988.(5)

10.11 - Second Amended and Restated Credit Agreement dated December 28, 1994 among the Company, its Subsidiaries and Texas Commerce Bank National Association, as Agent.(12)

10.12 - Form of Indemnification Agreement between the Company and each of its Directors and Officers.(4)

10.13 - License Agreement dated April 1, 1986 between the Company and TRW Financial Systems, Inc. (formerly Teknekron Financial Systems, Inc.), a TRW company.(2)

11.1  -   Statement re: computation of net income per share.(12)

21.1  -   Subsidiaries.(12)

23.1  -   Consent of Independent Public Accountants.(12)

27.0  -   Selected Financial Data.(13)
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

(5) Incorporated by reference to the Company's current report on Form 8-A filed on July 6, 1988.

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

(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended March 27, 1994 and incorporated herein by reference.

(12) Filed herewith.

(13) Filed electronically only.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BANCTEC, INC.

                                            By  /s/  Grahame N. Clark, Jr.
                                                -------------------------------
                                                     Grahame N. Clark, Jr.
                                                     Chairman of the Board
                                                  and Chief Executive Officer


Dated:  June 16, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                                   Title                     Date
- ---------                                   -----                     ----
                               Chairman of the Board and Chief    June 16, 1995
 /s/ Grahame N. Clark, Jr.      Executive Officer and Director
- ----------------------------  (Principal Executive and Financial
     Grahame N. Clark, Jr.                 Officer)

 /s/ Norton A. Stuart, Jr.          President and Director        June 16, 1995
- ----------------------------
     Norton A. Stuart, Jr.

                              Vice President, Controller and      June 16, 1995
 /s/ Michael D. Kubic               Assistant Treasurer
- ----------------------------  (Principal Accounting Officer)
     Michael D. Kubic

 /s/ Michael E. Faherty                  Director                 June 16, 1995
- ----------------------------
     Michael E. Faherty

 /s/ Paul J. Ferri                       Director                 June 16, 1995
- ----------------------------
     Paul J. Ferri

 /s/ Rawles Fulgham                      Director                 June 16, 1995
- ----------------------------
     Rawles Fulgham

 /s/ Thomas G. Kamp                      Director                 June 16, 1995
- ----------------------------
     Thomas G. Kamp

 /s/ Michael A. Stone                    Director                 June 16, 1995
- ----------------------------
     Michael A. Stone

 /s/ Merle J. Volding                    Director                 June 16, 1995
- ----------------------------
     Merle J. Volding

                                 BANCTEC, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page
                                                                          Number
                                                                          ------
Financial Statements and Report of Independent Public Accountants
- -----------------------------------------------------------------

   Report of Independent Public Accountants...............................  12, 36

   Consolidated Balance Sheets at March 26, 1995 and March 27, 1994.......   13-14

   Consolidated Statements of Income for the years ended March 26, 1995,
     March 27, 1994 and March 28, 1993....................................      15

   Consolidated Statements of Cash Flows for the years ended March 26,
     1995, March 27, 1994 and March 28, 1993..............................      16

   Consolidated Statements of Stockholders' Equity for the years ended
     March 26, 1995, March 27, 1994 and March 28, 1993....................      17

   Notes to Consolidated Financial Statements.............................   18-30

Supporting Schedule
- -------------------

  Schedule II - Valuation and Qualifying Accounts for the years ended
                March 26, 1995, March 27, 1994 and March 28, 1993.........      37


All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
BancTec, Inc.:



     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in BancTec, Inc.'s Form 10-K, and have issued our report thereon dated May 19, 1995. Our report contained an explanatory paragraph calling attention to the Company's change in method of accounting for income taxes, effective March 30, 1992, as discussed in Note G to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index to financial statements and schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                             Arthur Andersen LLP



Dallas, Texas
May 19, 1995

                                                                     SCHEDULE II
                                 BANCTEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

         Years Ended March 26, 1995, March 27, 1994 and March 28, 1993
                                 (In thousands)



        Column A             Column B         Column C        Column D    Column E
       ----------           ----------  --------------------  ----------  ----------
                                              Additions
                                        --------------------
                            Balance at  Charged to                        Balance at
                             beginning   costs and                         end of
        Description          of period   expenses    Other     Deductions  period
- ---------------------       ----------  ----------  --------  ----------  ----------
Year ended March 26, 1995:
 Allowance for doubtful
   accounts...............   $1,518       $  223     $   -     $   95(a)     $1,646
 Inventory obsolescence and
   valuation reserves.....    4,923        2,339         -      2,151(b)      5,111
                              -----        -----      ----     ------         -----
                             $6,441       $2,562     $   -     $2,246        $6,757
                             ======       ======     =====     ======        ======


Year ended March 27, 1994:
 Allowance for doubtful
   accounts...............   $1,342       $  312     $   -     $  136(a)     $1,518
 Inventory obsolescence and
   valuation reserves.....    3,627        2,945         -      1,649(b)      4,923
                             ------       ------     -----     ------        ------
                             $4,969       $3,257     $   -     $1,785        $6,441
                             ======       ======     =====     ======        ======


Year ended March 28, 1993:
 Allowance for doubtful
   accounts...............   $1,831       $  324     $   -     $  813(a)     $1,342
 Inventory obsolescence and
   valuation reserves.....    3,792        2,692         -      2,857(b)      3,627
                             ------       ------     -----     ------        ------
                             $5,623       $3,016     $   -     $3,670        $4,969
                             ======       ======     =====     ======        ======

- ------------
(a)  Write-off of uncollectible accounts.
(b)  Scrapping of obsolete inventory and book to physical inventory adjustments.