Form 10-Q
period 1995-06-25
BANCTEC INC
filed 1995-08-04
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


   [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 25, 1995

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, 214/450-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
        CLASS                                             JULY 26, 1995
        -----                                            ----------------

Common Stock, $.01 par value                                 10,972,548

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEET
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                  JUNE 25,           MARCH 26,
                                                                    1995               1995
                                                                  --------           ---------
                                                                 (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                        $ 13,427            $ 11,091
 Accounts receivable, less allowance for doubtful
   accounts of $1,443 at June and $1,646 at March                   72,813              81,790
 Inventories                                                        51,183              51,491
 Other current assets                                               13,196              11,911
                                                                  --------            --------
    TOTAL CURRENT ASSETS                                           150,619             156,283

PROPERTY, PLANT AND EQUIPMENT  - NET                                52,258              51,354
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES,
  less accumulated amortization of $11,918 at June and $10,890
  at March                                                          85,658              86,243
OTHER INTANGIBLE ASSETS, less accumulated amortization of
  $6,432 at June and $6,157 at March                                 1,162               1,437
OTHER ASSETS                                                        12,008              12,049
                                                                  --------            --------
                                                                  $301,705            $307,366
                                                                  ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving credit facility                                        $ 13,132            $ 12,942
 Current maturities of long-term debt                               15,699              20,290
 Trade accounts payable                                             14,412              22,430
 Other accrued expenses and liabilities                             38,273              42,349
 Deferred revenue                                                   26,158              26,000
 Income taxes                                                        7,095                 259
                                                                  --------            --------
    TOTAL CURRENT LIABILITIES                                      114,769             124,270
                                                                  --------            --------
LONG-TERM DEBT, less current maturities                             42,577              42,459
                                                                  --------            --------
OTHER LIABILITIES                                                    3,206               3,509
                                                                  --------            --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                        -                   -
                                                                  --------            --------
STOCKHOLDERS' EQUITY:
  Preferred stock-authorized, 1,000,000 shares of $.01 par value:
   Series A - no shares issued and outstanding                           -                   -
   Series B - no shares issued and outstanding                           -                   -
  Common stock-authorized, 45,000,000 shares of $.01 par value;
    issued and outstanding, 10,656,688 at June and 10,638,806
    at March                                                           107                 107
  Additional paid-in capital                                        41,508              41,409
  Retained earnings                                                100,693              96,868
  Foreign currency translation adjustments                             224                  91
  Unearned compensation                                             (1,379)             (1,347)
                                                                  --------            --------
    TOTAL STOCKHOLDERS' EQUITY                                     141,153             137,128
                                                                  --------            --------
                                                                  $301,705            $307,366
                                                                  ========            ========

                See notes to consolidated financial statements

                                 BANCTEC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                  JUNE 25,   JUNE 26,
                                                    1995       1994
                                                  --------   ---------

REVENUE:
    Equipment and software                         $38,815    $38,590
    Maintenance and other services                  34,337     30,876
                                                   -------    -------
                                                    73,152     69,466
                                                   -------    -------

COST OF SALES:
    Equipment and software                          25,880     24,523
    Maintenance and other services                  26,210     24,161
                                                   -------    -------
                                                    52,090     48,684
                                                   -------    -------

GROSS PROFIT                                        21,062     20,782
                                                   -------    -------
OPERATING EXPENSES:
   Product development                               1,981      2,759
   Selling, general & administrative                10,247     10,854
   Goodwill amortization                               996      1,074
                                                   -------    -------
                                                    13,224     14,687
                                                   -------    -------

INCOME FROM OPERATIONS                               7,838      6,095
                                                   -------    -------

OTHER INCOME (EXPENSE):
   Interest income                                      95         37
   Interest expense                                 (1,505)    (1,064)
   Sundry-net                                          167        559
                                                   -------    -------
                                                    (1,243)      (468)

INCOME BEFORE INCOME
   TAXES, AND MINORITY
   INTEREST                                          6,595      5,627

INCOME TAX PROVISION                                 2,770      2,364

MINORITY INTEREST                                        -        439
                                                   -------    -------

NET INCOME                                         $ 3,825    $ 3,702
                                                   =======    =======

NET INCOME PER COMMON
   SHARE                                              $.35       $.33

 WEIGHTED AVERAGE SHARES                            10,934     11,227

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                        JUNE 25,     JUNE 26,
                                                          1995        1994
                                                        ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 3,825    $  3,702
 Adjustments to reconcile net income to cash flows
  provided by (used in) operating activities:
    Depreciation and amortization                          6,238       6,143
    Loss due to scrapping of obsolete PP&E                   322       2,790
    Other non-cash items                                     442          47
    (Increase) decrease in accounts receivable             9,894      (8,831)
    (Increase) decrease in inventories                       649      (2,996)
    Increase in other assets                              (1,222)     (2,641)
    Decrease in trade accounts payable                    (9,093)       (719)
    Decrease in deferred revenue                             (16)       (719)
    Increase in other accrued expenses
     and liabilities                                       2,864         415
    Minority interest in earnings                              -        (439)
                                                         -------    --------
      CASH FLOWS PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                        13,903      (3,248)
                                                         -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property, plant and equipment           (6,040)     (7,360)
 Purchase of businesses, net of cash acquired               (724)     (7,249)
                                                         -------    --------
      CASH FLOWS USED IN INVESTING ACTIVITIES             (6,764)    (14,609)
                                                         -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of current portion of long-term debt and
   capital lease obligations                              (4,658)     (5,522)
 Proceeds from long-term borrowings                            -       6,500
 Proceeds from short-term borrowings                           -      15,000
 Payments of short-term borrowings                             -           -
 Repurchase of common stock                                    -      (4,732)
 Proceeds from sales and issuances of  common stock            -         555
                                                         -------    --------
      CASH FLOWS (USED IN) PROVIDED BY FINANCING
        ACTIVITIES                                        (4,658)     11,801
                                                         -------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (145)       (585)
                                                         -------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,336      (6,641)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            11,091      12,644
                                                         -------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $13,427    $  6,003
                                                         =======    ========

SUPPLEMENTAL DISCLOSURE INFORMATION:
 Cash paid during the period for:
      Interest                                           $ 1,736    $    830
      Income taxes                                           564       2,700

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 25, 1995
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

    The Company uses a 13 week period for quarterly reporting and a 52 or 53 week fiscal year which ends on or about March 31. Fiscal year 1996 first quarter ended on June 25, 1995. Fiscal year 1995 first quarter and fourth quarter ended on June 26, 1994 and March 26, 1995, respectively.

    The consolidated balance sheet at June 25, 1995, and the consolidated statements of operations and cash flows for the interim periods ending June 25, 1995 and June 26, 1994, included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.

    Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options.

    On May 19, 1995, the Company entered an agreement with Recognition International, Inc. ("Recognition") to acquire 100% of the outstanding shares of Recognition in a stock for stock exchange. This transaction, which would be accounted for as a pooling of interests, would result in the issuance of approximately 9,100,000 shares of BancTec common stock. The merger is subject to regulatory and shareholder approval and is expected to be completed during the Company's second fiscal quarter.

2.  INVENTORIES CONSISTED OF THE FOLLOWING:


                                             JUNE 25,             MARCH 26,
                                               1995                  1995
                                             --------              --------
                                                    (IN THOUSANDS)
    Raw materials                             $16,586               $19,482
    Work-in-progress                            7,991                 5,387
    Finished goods                             26,606                26,622
                                              -------               -------
                                              $51,183               $51,491
                                              ========              =======

3.  PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                             JUNE 25,             MARCH 26,
                                               1995                  1995
                                             --------              --------
                                                     (IN THOUSANDS)
    Land                                     $  1,188              $  1,188
    Field support spare parts                  57,346                56,146
    Machinery and equipment                    29,825                28,752
    Furniture, fixtures and other              22,596                22,159
    Building                                    7,323                 6,080
                                             --------              --------
                                              118,278               114,325
    Accumulated depreciation                  (66,020)              (62,971)
                                             --------              --------
                                             $ 52,258              $ 51,354
                                             ========              ========

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

4.  OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                               JUNE 25,  MARCH 26,
                                                 1995      1995
                                               --------  ---------
                                                 (IN THOUSANDS)

    Salaries, wages and other compensation     $17,853    $16,281
    Accrued taxes, other than income taxes       1,819      3,918
    Advances from customers                      6,372      5,981
    Accrued invoices and costs                   4,869      4,723
    Acquisition liabilities                      2,673      3,509
    Other                                        4,687      7,937
                                               -------    -------

                                               $38,273    $42,349
                                               =======    =======


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 25, 1995 AND JUNE 26, 1994
- ----------------------------------------------------------------

Total Revenue of $73.2M increased $3.7M or 5.3% compared to the same period last year. Revenue from maintenance and other services increased $3.5M or 11.2% due primarily to growth in network services maintenance. Revenue from equipment and software showed minimal growth as increases in community banking and electronic payment systems were offset by lower revenues from Image Systems. The lower Image Systems revenue is due to the timing of system deliveries.

Gross profit of $21.1M improved $0.3M from the same period last year due to the additional revenues. Gross margin decreased by one percentage point due to a combination of lower Image Systems revenue and a higher percentage of maintenance revenues which carry lower margins. Gross profit for maintenance and other services increased by $1.4M due to the additional third party maintenance network services revenues. Gross profit for equipment and software decreased $1.1M due to the lower Image Systems revenue in the current quarter.

Operating expenses of $13.2M represented a decrease of $1.5M from the prior year. Product development costs were $0.8M lower than last year due to capitalization of $0.2M in software costs, lower staffing levels as a result of the restructurings that occurred in the second half of fiscal 1995 and higher costs in fiscal 1995 for development projects which had been accelerated into the first quarter to meet shipment deadlines. SG&A spending was $0.6M lower than the prior year due to lower staffing as a result of the restructuring and lower costs for bonuses and legal fees.

Interest expense increased $0.4M from last year due to higher interest rates.

Net Sundry income of $0.2M represented a decrease of $0.4M from the prior year due to prior year foreign currency transaction gains which did not reoccur. Foreign currency transaction gains and losses result from the effect of exchange rate fluctuations on recorded transactions denominated in currencies other than the functional currency of the entity recording such transactions. The Company utilizes foreign currency forward exchange agreements, a derivative financial instrument, in conjunction with foreign currency borrowings, to hedge only specific material foreign currency receivables and payables for the expected period until settlement of such amounts. The purpose of this program is to minimize the affect of foreign currency fluctuations on the reported results and cash flows of the Company. However, the Company does not attempt to hedge 100% its foreign currency exposures and as a result, foreign currency gains and losses will be incurred by the Company. The Company has only limited involvement with derivative financial instruments and does not currently nor does management foresee using these in the future for trading purposes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


Net income of $3.8M represented an increase of $0.1M from the prior year. Earnings per share of $0.35 improved by $0.02 from the prior year.


                        LIQUIDITY AND CAPITAL RESOURCES

Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing and, to a lesser extent, by sales of capital stock under employee stock options and purchase plans. The Company currently has three credit facilities in place under a single credit agreement. Under the term loan facility, the Company borrowed $51,000,000 in fiscal year 1989 to fund the acquisition of CES, of which $4,074,000 is outstanding at June 25, 1995. The Company continues to make scheduled payments on this term loan of $1,821,000 per quarter until maturity in December 1995. Under the acquisition facility, the Company borrowed $55,000,000 to fund acquisitions, of which $52,654,000 was outstanding as of June 25, 1995. This balance includes $654,000 in recognized but unrealized losses resulting from converting certain notes to foreign currencies which is permitted under the revised agreement. The amount outstanding is payable in equal quarterly payments until maturity in December 1999 as required by the agreement. Refer to Notes D and E in the Company's Annual Report on Form 10-K for the year ended March 26, 1995 for a further discussion of this agreement. The Company also has available a $30,000,000 revolving credit facility of which $13,132,000 was outstanding as of June 25, 1995. This balance included $832,000 in recognized losses resulting from converting certain notes under this facility into foreign currencies. These unrealized losses are offset by unrealized gains on intercompany borrowings. The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

The Company's current ratio was 1.3 to 1 as of June 25, 1995. Cash and cash equivalents increased by $2.3M from the start of the fiscal year primarily due to the collection of trade accounts receivables and a refund of $4.7M in domestic tax payments related to the timing on repayment of intercompany obligations.

Accounts Receivable decreased due to collection of outstanding receivables including $8.2M from a Scandinavian customer.

The increase in Other Current Assets was primarily due to deferred software costs on a customer installation and an increase in prepaid commissions.

Net fixed assets increased $0.9M from March due to an increase in field support parts offset in part by normal recurring depreciation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


The current portion of long-term debt decreased $4.6M during the period due to scheduled quarterly payments on the CES and acquisition credit facilities.

Trade accounts payable decreased $8.0M due to the timing of trade accounts payable payments and a $2.6M decrease in the Company's related party payable to Thomson.

The increase in the income tax payable primarily resulted from the refund of domestic tax payments and the accrual of the tax provision for the current quarter.

                                   FORM 10-Q
                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         NONE

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

             27.0  Financial Data (Electronic Filing Only)

         b)  Reports on Form 8-K

             NONE

                                 SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BANCTEC, INC.



                                         /s/ Michael D. Kubic
                                         ---------------------------------------
                                         Michael D. Kubic
                                         Vice President, Controller and
                                         Assistant Treasurer



Dated:   August 4, 1995