Form 10-Q
period 1995-09-24
BANCTEC INC
filed 1995-11-07
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 24, 1995

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

        Registrant's telephone number, including area code, 214/450-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X        No
                                               ----------       ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding at
     Class                           October 31, 1995
     -----                           ----------------

Common Stock, $.01 par value             20,131,357

                                 BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                     ASSETS
                                                          September 24,      March 26,
                                                              1995             1995
                                                          -------------      ---------
                                                           (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                 $  1,936           $ 11,091
 Accounts receivable, less allowance
  for doubtful accounts of $2,041 at
  September and $1,646 at March                              84,415             81,790
 Inventories                                                 51,589             51,491
 Other current assets                                        14,895             11,911
                                                           --------           --------
    TOTAL CURRENT ASSETS                                    152,835            156,283
PROPERTY, PLANT AND EQUIPMENT - NET                          53,051             51,354
EXCESS OF COST OVER NET ASSETS OF
ACQUIRED BUSINESSES,
 less accumulated amortization of
 $12,848 at September and $10,890
 at March                                                    85,433             86,243
OTHER INTANGIBLE ASSETS, less
 accumulated amortization of $5,907
 at September and $6,157 at March                               887              1,437
OTHER ASSETS                                                 11,972             12,049
                                                           --------           --------
                                                           $304,178           $307,366
                                                           ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving credit facility                               $ 11,145           $ 12,942
   Current maturities of long-term debt                      13,781             20,290
   Trade accounts payable                                    14,579             22,430
   Other accrued expenses and liabilities                    40,275             42,349
   Deferred revenue                                          26,417             26,000
   Income taxes                                               9,649                259
                                                           --------           --------
              TOTAL CURRENT LIABILITIES                     115,846            124,270
                                                           --------           --------
LONG-TERM DEBT, less current maturities                      39,284             42,459
                                                           --------           --------
OTHER LIABILITIES                                             2,938              3,509
                                                           --------           --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                                 -                  -
                                                           --------           --------
STOCKHOLDERS' EQUITY:
    Preferred stock-authorized, 1,000,000 shares of
     $.01 par value:
      Series A - no shares issued and outstanding                 -                  -
      Series B - no shares issued and outstanding                 -                  -
    Common stock-authorized, 45,000,000 shares of $.01
     par value;
     issued and outstanding, 10,702,594 at September
     and 10,638,806 at March                                    107                107
   Additional paid-in capital                                41,644             41,409
   Retained earnings                                        104,938             96,868
   Foreign currency translation adjustments                     246                 91
   Unearned compensation                                       (825)            (1,347)
                                                           --------           --------
              TOTAL STOCKHOLDERS' EQUITY                    146,110            137,128
                                                           --------           --------
                                                           $304,178           $307,366
                                                           ========           ========


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                 Three Months Ended           Six Months Ended
                            September 24,  September 25,  September 24,  September 25,
                                1995           1994           1995           1994
                              ---------      ---------      ---------      ---------
REVENUE:
  Equipment and software        $43,270        $41,818       $ 82,085       $ 80,408
  Maintenance and other
   services                      35,235         31,407         69,572         62,283
                                -------        -------       --------       --------
                                 78,505         73,225        151,657        142,691
                                -------        -------       --------       --------
COST OF SALES:
  Equipment and software         29,125         26,084         55,005         50,607
  Maintenance and other
   services                      27,278         24,036         53,488         48,197
                                -------        -------       --------       --------
                                 56,403         50,120        108,493         98,804
                                -------        -------       --------       --------

GROSS PROFIT                     22,102         23,105         43,164         43,887
                                -------        -------       --------       --------
OPERATING EXPENSES:
  Product development             2,144          2,754          4,125          5,513
  Selling, general &
   administrative                10,158         10,988         20,405         21,842
  Goodwill amortization             928          1,084          1,924          2,158
                                -------        -------       --------       --------
                                 13,230         14,826         26,454         29,513
                                -------        -------       --------       --------

INCOME FROM OPERATIONS            8,872          8,279         16,710         14,374
                                -------        -------       --------       --------

OTHER INCOME (EXPENSE):
  Interest income                   123             56            218             93
  Interest expense               (1,392)        (1,463)        (2,897)        (2,527)
  Sundry-net                       (285)           142           (118)           701
                                -------        -------       --------       --------
                                 (1,554)        (1,265)        (2,797)        (1,733)
                                -------        -------       --------       --------

INCOME BEFORE INCOME
  TAXES, AND MINORITY
  INTEREST                        7,318          7,014         13,913         12,641

INCOME TAX PROVISION              3,073          2,945          5,843          5,309

MINORITY INTEREST                     -              5              -            444
                                -------        -------       --------       --------

NET INCOME                      $ 4,245        $ 4,074       $  8,070       $  7,776
                                =======        =======       ========       ========

NET INCOME PER SHARE               $.38           $.36          $0.73           $.69

WEIGHTED AVERAGE SHARES          11,161         11,301         11,129         11,328


                 See notes to consolidated financial statements.

                                 BANCTEC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                  Six Months Ended
                                                           September 24,   September 25,
                                                               1995            1994
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  8,070        $  7,776
   Adjustments to reconcile net income to cash
    flows provided by (used in) operating activities:
      Depreciation and amortization                               12,590          12,114
      Loss due to scrapping of obsolete PP&E                         464           2,970
      Other non-cash items                                          (142)            114
      Increase in accounts receivable                             (2,644)         (5,375)
      Increase in inventories                                       (240)         (2,192)
      Increase in other assets                                    (5,485)         (4,210)
      Decrease in trade accounts payable                          (7,726)           (224)
      Increase (decrease) in deferred revenue                        459          (5,434)
      Increase in other accrued expenses and liabilities           8,174             458
      Minority interest in earnings                                    -            (444)
                                                                --------        --------
           CASH FLOWS PROVIDED BY OPERATING ACTIVITIES            13,520           5,553
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                (12,251)        (13,868)
   Purchase of businesses, net of cash acquired                        -          (8,993)
                                                                --------        --------
           CASH FLOWS USED IN INVESTING ACTIVITIES               (12,251)        (22,861)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of current portion of long-term debt and
    capital lease obligations                                     (9,394)         (7,661)
   Proceeds from long-term borrowings                                  -          10,800
   Proceeds from short-term borrowings                                 -          15,000
   Payments of short-term borrowings                              (1,797)         (2,000)
   Repurchase of common stock                                          -          (4,828)
   Proceeds from sales and issuances of common stock                 609           1,069
                                                                --------        --------
           CASH FLOWS (USED IN) PROVIDED BY FINANCING
            ACTIVITIES                                           (10,582)         12,380
                                                                --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              158            (227)
                                                                --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (9,155)         (5,155)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    11,091          12,644
                                                                --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  1,936        $  7,489
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE INFORMATION:
  Cash paid during the period for:
       Interest                                                 $  2,961        $  2,207
       Income taxes                                                  851           4,327

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Six Months Ended September 24, 1995
                                  (Unaudited)


1.   Basis of presentation and other accounting information:

     The Company currently uses a 13 week period for quarterly reporting. The Company's prior fiscal years ended on or about March 31. Fiscal year 1996 second quarter ended on September 24, 1995. Fiscal year 1995 second quarter and fourth quarter ended on September 25, 1994 and March 26, 1995, respectively. The Company is in the process of changing to a calendar year end reporting period effective December 31, 1995.

     The consolidated balance sheet at September 24, 1995, and the consolidated statements of operations and cash flows for the interim periods ending September 24, 1995 and September 25, 1994, included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.

     Net income per share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options.

     On October 12, 1995, BancTec, Inc. ("BancTec"), consummated a merger with Recognition International Inc. ("Recognition"). Although the merger will be accounted for as a pooling of interests for accounting purposes, the accompanying unaudited consolidated financial statements do not give retroactive effect to this transaction. See Note 5 for a description of the merger and unaudited pro forma combined results of operations.

2.   Inventories consisted of the following:


                         September 24,  March 26,
                             1995         1995
                         -------------  ---------
                              (In thousands)
     Raw materials             $15,225    $19,482
     Work-in-progress            9,483      5,387
     Finished goods             26,881     26,622
                               -------    -------
                               $51,589    $51,491
                               =======    =======


                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)



3.   Property, plant and equipment consisted of the following:

                                               September 24,   March 26,
                                                    1995          1995
                                               --------------  ----------
                                                     (In thousands)
     Land                                           $  1,188    $  1,188
     Field support spare parts                        60,223      56,146
     Machinery and equipment                          29,995      28,752
     Furniture, fixtures and other                    23,107      22,159
     Building                                          8,422       6,080
                                                    --------    --------
                                                     122,935     114,325
     Accumulated depreciation                        (69,884)    (62,971)
                                                    --------    --------
                                                    $ 53,051    $ 51,354
                                                    ========    ========



4.   Other accrued expenses and liabilities consisted of the following:

                                               September 24,   March 26,
                                                   1995          1995
                                               -------------   ---------
                                                     (In thousands)
     Salaries, wages and other compensation          $16,114     $16,281
     Accrued taxes, other than income taxes            3,584       3,918
     Advances from customers                           8,196       5,981
     Accrued invoices and costs                        5,369       4,723
     Acquisition liabilities                           2,355       3,509
     Other                                             4,657       7,937
                                                     -------     -------

                                                   $  40,275    $ 42,349
                                                   =========    ========

5.   Merger with Recognition International Inc.

     On May 19, 1995, the Company entered into an agreement with Recognition International Inc. to acquire 100% of the outstanding shares of Recognition in a stock for stock exchange. On October 12, 1995, the shareholders voted to approve the agreement and Recognition merged with BancTec through a wholly owned subsidiary. In accordance with the agreement, Recognition shareholders will receive 0.59 of a share of the Company's common stock for each Recognition share owned, for a total of approximately 9.1 million shares.

     Recognition designs, markets and provides services for electronic document processing solutions. Recognition specializes in imaging, document processing and workflow improvement for large volume, mission-critical document intensive customers, such as financial and insurance services companies, utilities and government agencies.

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


Merger with Recognition International Inc. (cont.)

The merger qualifies as a tax-free pooling of interests, however, the accompanying unaudited consolidated financial statements do not give retroactive effect to this transaction as it was not completed until after the end of the current reporting period. The supplemental unaudited pro forma combined results of operations are presented below.

              Unaudited Pro Forma Combined Results of Operations

The unaudited pro forma combined results of operations are based on the unaudited consolidated financial statements of BancTec for the three and six months ended September 24, 1995, three and six months ended September 25, 1994, and the unaudited consolidated financial statements of Recognition for the three and six months ended September 30, 1995 and the three and six months ended April 30, 1994. The unaudited pro forma combined results of operations reflect the effect of the pro forma combining adjustments described below.


The pro forma combined results of operations reflect the issuance of 0.59 of a share of BancTec common stock for each share of Recognition common stock to effect the merger. This has been reflected as an adjustment to pro forma earnings per share. The impact of Recognition's convertible debt is anti-dilutive and therefore has been excluded from the computation of pro forma earnings per share.

BancTec expects to incur charges to operations currently estimated at approximately $75,000,000 in the quarter ended December 31, 1995, to reflect costs associated with combining the operations of the two companies, including the closing of duplicate facilities, write-off of inventory related to duplicate product lines, write-off of goodwill and other intangibles, write-off of other assets, severance, and transaction fees and costs of the merger.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


Merger with Recognition International Inc. (cont.)


                        UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS
                           (Dollars in thousands, except per share data)

                         Three Months Ended             Six Months Ended
                    September 24,  September 25,  September 24,    September 25,
                        1995           1994           1995             1994
                    -------------  -------------  -------------    -------------

Revenue:
    BancTec           $ 78,505       $ 73,225       $151,657         $142,691
    Recognition         56,336         62,577        108,224          112,925
                      --------       --------       --------         --------
Combined              $134,751       $135,802       $259,791         $255,616
                      --------       --------       --------         --------

Net Income(Loss):
    BancTec           $  4,245       $  4,074       $  8,070         $  7,776
    Recognition          1,075         (1,391)         1,468             (735)
                      --------       --------       --------         --------
Combined              $  5,320       $  2,683       $  9,538         $  7,041
                      --------       --------       --------         --------

Earnings Per Share
   BancTec            $   0.38       $   0.36       $   0.73             0.69
   Recognition            0.07          (0.09)          0.09            (0.05)
   Adjustments (1)       (0.19)         (0.14)         (0.35)           (0.30)
                      --------       --------       --------         --------
Combined              $   0.26       $   0.13       $   0.47         $   0.34
                      --------       --------       --------         --------


     (1) The pro forma adjustment reflects the issuance of 0.59 of a share of BancTec common stock for each share of Recognition common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Results of Operations




Comparison of Three Months Ended September 24, 1995 and September 25, 1994
--------------------------------------------------------------------------

Total Revenue of $78.5M increased $5.3M or 7.2% compared to the same period last year. Revenue from equipment and software increased $1.5M or 3.4% primarily due to the delivery of image systems to domestic customers, additional community banking equipment revenues and increased international end-user reader sorters, offset in part by lower software revenues. Revenue from maintenance and other services increased by $3.8M or 12.2% due to growth in domestic network services and international traditional product maintenance.

Consolidated gross profit of $22.1M decreased $1.0M or 4.3% from the same period last year due to the lower software revenues. Gross profit for equipment and software decreased $1.6M as a result of significantly lower software revenues in the international large systems business due to a major image installation last year not being matched with a similar sale this year and reduced revenues from community banking software. Gross profit for maintenance and other services increased by $0.6M due to the additional revenues noted above.

Operating expenses of $13.2M represented a decrease of $1.6M from the prior year. Product development costs and SG&A both decreased primarily due to reduced staffing levels as a result of the restructurings that took place during the second half of fiscal year 1995.

Net Sundry expenses of $0.3M represented an increase of $0.4M over the prior year's quarter primarily due to current year foreign currency transaction losses. Foreign currency transaction gains and losses result from the effect of exchange rate fluctuations on recorded transactions denominated on currencies other than the functional currency of the entity recording such transactions. The Company utilizes foreign currency forward exchange agreements, a derivative financial instrument, in conjunction with foreign currency borrowings, to hedge only specific material foreign currency receivables and payables for the expected period until settlement of such amounts. The purpose of this program is to minimize the effect of foreign currency fluctuations on the reported results and cash flows of the Company. However, the Company does not attempt to hedge 100% of its foreign currency exposures and as a result, foreign currency gains and losses will be incurred by the Company. The Company has only limited involvement with derivative financial instruments and does not currently nor does management foresee using these in the future for trading purposes.

Net income of $4.2M represented an increase of $0.2M from the prior year. Earnings per share of $0.38 improved by $0.02 from the prior year.

Comparison of Six Months Ended September 24, 1995 and September 25, 1994
------------------------------------------------------------------------

Total Revenue of $151.7M increased $9.0M or 6.3% compared to the same period last year. Revenue from equipment and software increased $1.7M or 2.1% primarily due to additional

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)



community banking equipment revenues and increased revenues internationally from end-user reader sorters, offset in part by lower software revenues. Revenue from maintenance and other services increased $7.3M or 11.7% primarily due to growth in domestic network services and international traditional product maintenance.

Consolidated gross profit of $43.2M decreased $0.7M or 1.6% from the same period last year due to a combination of lower community banking software revenues, reduced revenues in international software and a decline in equipment and software margins. Gross profit for equipment and software decreased $2.7M due to the lower revenues and margins. Gross profit for maintenance and other services increased $2.0M due to the additional revenues and improved margins in international traditional product maintenance.

Operating expenses of $26.5M represented a decrease of $3.1M from the prior year. Product development costs and SG&A both decreased primarily due to reduced staffing levels as a result of the restructurings that occurred since the second half of fiscal year 1995.

Interest expense increased $0.4M from the prior year as a result of higher interest rates.

Net Sundry expenses of $0.1M represent an increase of $0.8M over the prior year primarily due to foreign currency transaction gains recorded during fiscal 1995 which have not occurred this year.

The provision for income taxes reflected an effective tax rate of 42.0% in fiscal year 1996. The actual rate for all of fiscal year 1995 was 42.9%.

Net income of $8.1M represented an increase of $0.3M from the prior year. Earnings per share of $0.73 improved by $0.04 from the prior year.


                        Liquidity and Capital Resources

Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing and, to a lesser extent, by sales of capital stock under employee stock options and purchase plans. The Company currently has three credit facilities in place under a single credit agreement. Under the term loan facility, the Company borrowed $51,000,000 in fiscal year 1989 to fund the acquisition of Computer Entry Systems ("CES"), of which $2,252,000 is outstanding at September 24, 1995. The Company continues to make scheduled payments on this term loan of $1,821,000 per quarter until maturity in December 1995. Under the acquisition facility, the Company borrowed $55,000,000 to fund acquisitions, of which $49,442,000 was outstanding as of September 24, 1995. This balance includes $179,000 in recognized but unrealized losses resulting from converting certain notes to foreign currencies which is permitted under the agreement. The amount outstanding is payable in equal

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


quarterly payments until maturity in December 1999 as required by the agreement. Refer to Notes D and E in the Company's Annual Report on Form 10-K for the year ended March 26, 1995 for a further discussion of this agreement. The Company also has available a $30,000,000 revolving credit facility of which $11,145,000 was outstanding as of September 24, 1995. This balance included $595,000 in recognized losses resulting from converting certain notes under this facility into foreign currencies. A majority of these losses are offset by unrealized gains on intercompany borrowings. The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity. Cash requirements for the Recognition merger are expected to be met from available Recognition cash balances.

The Company's current ratio was 1.3 to 1 as of September 24, 1995. Cash and cash equivalents decreased by $9.2M from the start of the fiscal year due to payments of trade accounts payable outstanding at the end of fiscal year 1995 and credit agreement obligations paid during the current year.

Accounts receivable increased by $2.6M from March due to the growth in revenue.

The increase in Other Current Assets was primarily due to deferred software costs on customer installations and an increase in prepaid commissions.

Net fixed assets increased $1.7M from March due to an increase in field support parts and improvements to the new office facility, offset, in part, by normal depreciation.

Current maturities of long-term debt decreased by $6.5M during the period due to scheduled quarterly payments on the CES and acquisition facilities, offset in part by the reclassification of a portion of the acquisition loan liability from long-term debt.

Trade accounts payable decreased $7.9M due to the timing of trade accounts payable payments and a $3.4M decrease in the Company's related party payable to Thomson our joint venture partner.

The increase in the income tax payable primarily resulted from the refund of domestic tax payments and the accrual of the tax provision for the current year.

Long-term debt was reduced $3.2M during the year due to the reclassification of a scheduled quarterly payment on the acquisition credit facility to current maturities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


                                Subsequent Event


On May 19, 1995, the Company entered into an agreement with Recognition International Inc. to acquire 100% of the outstanding shares of Recognition in a stock for stock exchange. On October 12, 1995, the shareholders voted to approve the agreement and Recognition merged with BancTec through a wholly owned subsidiary. In accordance with the agreement, Recognition shareholders will receive 0.59 of a share of the Company's common stock for each Recognition share owned, for a total of approximately 9.1 million shares. The merger qualifies as a tax-free pooling of interests, however, the accompanying unaudited consolidated financial statements do not give retroactive effect to this transaction as it was not completed until after the end of the current reporting period. See Note 5 for a description of the merger and supplementary unaudited pro forma combined results of operations.


BancTec expects to incur charges to operations currently estimated at approximately $75,000,000 in the quarter ended December 31, 1995, to reflect costs associated with combining the operations of the two companies, including the closing of duplicate facilities, write off of inventory related to duplicate product lines, write off of goodwill and other intangibles, write off of other assets, severance, and transaction fees and costs of the merger.

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

         NONE

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         NONE

Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

         The annual meeting of the stockholders of BancTec, Inc. was held on September 27, 1995. The following items were voted upon:


         1. Election of three nominees for directors. The following individuals were elected director of BancTec, Inc.

                                                   Votes For
                                                   ---------
         Rawles Fulgham                            8,152,713
         Thomas G. Kamp                            8,137,418
         Norton A. Stuart, Jr.                     8,152,350

         The following individuals, who were not up for election at this annual meeting, continue to serve as directors of BancTec, Inc.

         Grahame N. Clark, Jr.
         Michael E. Faherty
         Paul J. Ferri
         Michael A. Stone
         Merle J. Volding


         2. Proposal to increase the number of shares available for issuance pursuant to the BancTec, Inc. 1990 Employee Stock Purchase Plan by 200,000 shares.


                 For:  8,209,354
            Against:     310,260
            Abstain:      55,277
           Not Voted:  2,458,550

                                   FORM 10-Q
                                    PART II
                         OTHER INFORMATION-(Continued)


Item 4.  Submission of Matters to a Vote of Securities Holders (cont.)
         -----------------------------------------------------


         The annual meeting was then adjourned and reconvened on October 12, 1995. The following item was voted upon:


         1. Issuance of shares of BancTec Common Stock in accordance with the terms of an Agreement and Plan of Merger dated as of May 19, 1995.


                      For:  6,304,094
                 Against:     330,527
                 Abstain:      23,847
                Not Voted:  4,374,973


Item 5.  Other Information
         -----------------

         NONE

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


         (a)  Exhibits

              11.1  Computation of Net Income Per Share

              27.0  Financial Data (Electronic Filing Only)


         (b)  Reports on Form 8-K

              Report on Form 8-K was filed October 30, 1995. This document reported on the acquisition of Recognition International Inc. and the changing of the BancTec, Inc. fiscal year to January 1 through December 31.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              BANCTEC, INC.



                              /s/Raghavan Rajaji
                              -------------------------------------------------
                              Raghavan Rajaji
                              Senior Vice President, Chief Financial
                                 Officer and Treasurer



Dated:   November 7, 1995