Form 10KT405
period 1995-12-31
BANCTEC INC
filed 1996-03-29
CIK 318378

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
           [_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                      OR
         [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      FOR THE TRANSITION PERIOD FROM MARCH 27, 1995 TO DECEMBER 31, 1995

                               ----------------

                         COMMISSION FILE NUMBER 0-9859

                               ----------------

                                 BANCTEC, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               DELAWARE                              75-1559633
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
                                                        75244
        4435 SPRING VALLEY ROAD                      (ZIP CODE)
             DALLAS, TEXAS
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)
Registrant's telephone number, including area code: (214) 450-7700 Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS         ON WHICH REGISTERED
          -------------------       -----------------------
      Common Stock, $.01 Par Value  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]
  Aggregate Market Value of voting stock held by non-affiliates of the Registrant at
                        February 29, 1996: $259,744,952
  Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                    NUMBER OF SHARES OUTSTANDING AT
          TITLE OF EACH CLASS              FEBRUARY 29, 1996
          -------------------       -------------------------------
      Common Stock, $.01 Par Value            19,878,486

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
  Part III incorporates information by reference from the definitive proxy statement to be filed for the annual meeting of stockholders scheduled to be held on May 22, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 BANCTEC, INC.
                                 ANNUAL REPORT
                                      ON
                                   FORM 10-K
                      NINE MONTHS ENDED DECEMBER 31, 1995

                                    PART I

ITEM 1. BUSINESS

GENERAL

  BancTec, Inc., a Delaware corporation, ("BancTec" or the "Company") is a leading provider of integrated financial transaction processing systems, imaging and workflow products, applications software and professional services. The Company develops systems solutions for the banking, financial services, insurance, health care, government, utility, telecommunications, grocery and retail industries. The Company also designs and manufactures document processing equipment for value added resellers ("VARs") and original equipment manufacturers ("OEMs") and provides network management and support services for users of local area networks ("LANs") and personal computers ("PCs"). Unless otherwise indicated, all further references to BancTec(R) or the Company shall include its wholly owned subsidiaries.

  On October 12, 1995, the Company acquired Recognition International Inc. ("Recognition"), a Dallas-based provider of document processing systems, imaging and workflow software, and maintenance services. The agreement qualifies as a tax-free reorganization and was accounted for on a "pooling of interests" basis. Under the terms of the agreement, Recognition shareholders received .59 share of BancTec stock for each Recognition share owned.

BANCTEC PRODUCTS

  The Company markets its products to specific target markets where it believes it has certain competitive advantages and can maintain or achieve a leadership position.

  SYSTEMS SOLUTIONS, SOFTWARE PRODUCTS AND EQUIPMENT. During the nine months ended December 31, 1995, the Company derived approximately 49% of its revenues from sales of the following products:

  Imaging Systems. The Company offers image technology based solutions which are used to process a variety of financial and full page documents. The Company's ImageFIRST(R) product family provides solutions for financial document processing applications. Remittance payment processors utilize ImageFIRST systems to capture, digitize and process check and other document images, including utility, telephone, retail and credit card bills, mortgage coupons and tax notices. ImageFIRST systems are also used worldwide to process sales drafts, financial coupons and many other types of financial documents. The Company also offers the TRACE(R) family of products to airline ticket and European giro processors, and to other organizations with requirements for systems that can process documents at speeds in excess of 2,000 per minute.

  The Company's imaging systems may also be used by banks for high volume check processing applications such as proof-of-deposit ("POD") and image statement preparation. Other Company products provide image-based solutions for rejected check repair enabling financial institutions that handle large volumes of checks to more efficiently reprocess items which have been rejected in normal operating cycles.

  The Company also offers the ImageFIRST OpenArchive(TM) product, which is designed specifically for high speed archiving of financial documents, full page documents and related transaction data. The ImageFIRST OpenArchive product is a multi-tiered archival system that utilizes magnetic disks, optical disks and various tape cartridge technologies for high volume image storage. The ImageFIRST OpenArchive product is used by document processors to substantially increase productivity and improve customer service capabilities.

  The Company's financial document imaging products utilize an Open Systems Architecture ("OSA") platform which enables customers to add industry standard hardware and/or software components to further improve processing capabilities.

  The Company offers a variety of products for full page document imaging applications, including a complete family of document imaging software products through its Plexus(R) division. Plexus software products offer workflow, data management, forms processing and character recognition capabilities that enable users to automate, coordinate and evolve business processes. Plexus software products can evolve from single-site departmental storage and retrieval applications to enterprise-wide applications across multiple hardware platforms.

  BancTec's DocuScan(R) 2000, 4000 and the new S series page readers utilize photo-optical technology, gray scale image capture capabilities, character recognition software and high precision document transports to scan and digitize full-sized business documents such as invoices, statements and business forms. In addition, the Company provides systems solutions utilizing Computer Output to Laser Disk (COLD) technology to electronically archive computer-generated documents on optical disks.

  Document Processing Systems, Check Sorting Systems and Electronic Components. During the current year, the Company introduced the Model 9500 Document Processing System. The Model 9500 system is utilized for remittance and/or check processing applications by processors that require automation but do not necessarily require high-speed image-based systems.

  The Company also offers low, medium and high-speed series 5000 document reader/sorters and related components that read magnetic ink character recognition ("MICR") and optical character recognition ("OCR") data from financial documents and sort the documents according to established patterns. The Company markets Series 5000 products directly to end-users and to various resellers and systems integrators throughout the world. The Company's Universal Transport(TM) and Series 5000 reader/sorters are also both sold worldwide through OEM channels.

  Components such as microfilm cameras, microfilm modules, image cameras, MICR encoders, ink jet components and various peripheral equipment are also manufactured and marketed by the Company.

  Integrated Data Processing and Bank Automation Software Products. The Company provides Banker-II(TM), ACCESS(TM) and PODExpress(R) products to community banks. Banker II and ACCESS are software products which integrate check sorting, platform automation, loan processing, deposit management, ATM and teller processing and other bank operations activities. The PODExpress software combines PC and UNIX-based software products with the Company's reader/sorters to provide solutions for proof-of-deposit and other check sorting applications.

  Electronic Payment Processing Products. The Company markets software products for electronic credit, debit and courtesy card processing, electronic check authorization, inventory management, electronic funds transfer ("EFT") and point of sale ("POS") applications. The Company's products enable retailers to process consumers' electronic transactions in-lane, in-store, at the main office or at the electronic payment switch. The Company also markets software products relating to electronic benefits transfer ("EBT") applications which States have implemented as a replacement for traditional food stamp programs.

  Support Products and Consumable Supplies. The Company utilizes its telemarketing organization to sell document processing supplies and related products that are a source of recurring revenue. The Company's CheckMender(R) IV, HeatStrip(R) and BancStrip(TM) products are used by banks to repair checks which cannot be processed by check sorting equipment. The Company's CheckMender IV product automatically applies HeatStrip material to the bottom edge of checks which have been damaged, have missing or erroneous information or are otherwise unreadable. The Company also provides encoding ribbons, microfilm, ink rollers and other consumable supplies that are used with the Company's document processing equipment.

  The Company typically sells its products to end-users with maintenance contracts and also offers a warranty for 30 days from the date of installation. The Company's OEM products are sold with a 90 day warranty from the date of shipment.

  NETWORK MANAGEMENT SERVICES AND EQUIPMENT MAINTENANCE. The Company derived approximately 51% of its revenue during the nine months ended December 31, 1995, from the following network management and equipment maintenance related products:

  Network Management Services and Personal Computer Support. The Company provides large companies with LAN and PC hardware support, systems integration services, asset management services, help desk services and installation coordination. The Company's customer service engineers provide on-site or on-call support for file servers, personal computers, laptop computers, engineering document processing systems, printers and other peripheral equipment. The Company also provides telephone technical support for Novell network operating systems software and is a U.S warranty service provider for Dell Computer Corp., AST Research Inc., Power Computing Co., PictureTel, Inc. and other companies.

  Installation and Maintenance of BancTec Products. A key aspect of the Company's strategy of providing its customers with a total system solution is that the Company installs and maintains its own products. Standard maintenance contracts are available which specify type of service, hours of coverage and monthly rates. Contracts may also be tailored to meet the specific needs of individual customers. The Company's maintenance contracts typically include both parts and labor.

  Third-Party Service for Other Document Processing Equipment. The Company provides hardware maintenance services for IBM 3890 and 3890 XP reader/sorters, which are the primary products for check sorting in many large banks. The Company also refurbishes and resells IBM 3890 and 3890 XP reader/sorters to banks and bank service bureaus. The Company also provides hardware maintenance services for IBM 3800 and Xerox printers.

  At February 29, 1996, the Company employed approximately 1,280 customer service engineers located in the United States, Canada, United Kingdom, Scandinavia, continental Europe, Australia and Japan.

  SERVICE BUREAU OPERATIONS. The Company owns and operates three service bureau facilities that provide check and data processing services. The service bureaus utilize the Company's hardware, software, operations personnel and maintenance services to process checks and related documents for financial institutions.

  The Company is also currently developing a separate service bureau specifically for authorizing electronic funds transfer (EFT) transactions.

SOFTWARE ENGINEERING

  Through its staff of approximately 270 software engineers, the Company develops and maintains standard system and application software products. In addition, these software engineers modify and enhance standard application software products for customers in order to meet particular operating requirements. Enhancements are generally paid for by the customer under the terms of a sales contract. This software engineering activity is generally charged to cost of sales as incurred.

PRODUCT DEVELOPMENT

  The Company is engaged in ongoing software and hardware product development activities in connection with new and existing products, employing as of February 29, 1996, approximately 110 persons for such activities.

  The following table sets forth certain information regarding the Company's product development expenditures for the indicated periods:

                                       NINE MONTHS ENDED     FISCAL YEARS ENDED
                                   ------------------------- -------------------
                                   DECEMBER 31, DECEMBER 31, MARCH 26, MARCH 27,
                                       1995         1994       1995      1994
                                   ------------ ------------ --------- ---------
                                              (DOLLARS IN THOUSANDS)
Product development expenditures.    $21,455      $20,899     $28,072   $26,100
Percent of total revenue.........        5.6%         5.4%        5.4%      5.5%
Percent of equipment and software
 revenue.........................       11.4%        10.3%       10.5%     10.2%

  The Company also spent approximately $174,000, $225,000, $300,000 and $994,000 during the nine months ended December 31, 1995, and December 31, 1994, and in fiscal years ending March 26, 1995, and March 27, 1994, respectively, on engineering activities funded by customers relating to the development of new products and improvements of existing products.

  Current expenditures are concentrated on developing new applications for the Company's product lines and improving and expanding existing products, as described below:

 Financial Document Processing Systems

  The Company is currently adding enhanced imaging capabilities to certain products. These enhancements include the utilization of "Edged Based Thresholding" and other hardware and software improvements needed to optimize image quality. Projects to enhance current image cameras and develop new cameras are also under way for many of the Company's financial document imaging systems. These enhancements will allow the utilization of "gray scale" as well as bitonal (black and white) images, further increasing system flexibility and image quality. In addition, several development projects are underway relating to the Company's image archival and retrieval systems. These projects focus on increasing processing speed and enhancing image storage capabilities.

  New image-based OCR readers will also significantly improve document character scanning accuracy and will enable multiple document types to be processed within the same batch of work. Also under development are new MICR encoders for certain products that will improve document read rates. Other projects focus on bar code technology, airline ticket processing, enhanced ink jet printing, improvements to document feeder mechanisms, and enhanced intelligent character recognition capabilities.

 Full Page Document Imaging/Workflow

  The Company is currently developing a new family of high-speed scanners for full page applications which will be introduced in 1996. Other development activity includes fingerprint scanning applications, integrated capture subsystems, and new feeder technology that will enable the Company's products to scan an even wider range of paper sizes.

  The Company's Plexus division is currently developing new software products and implementing changes to several current software products. Projects include new versions of FloWare(R), FloWare Desk(TM) enhancements, and Storage Manager(TM), porting certain Plexus software products to new platforms, including Windows NT, the incorporation of rules-based engines, improving graphical definition tools, and the creation of developers' kits to be used by the Company's business partners. Also underway is the integration of Plexus software into the Company's ImageFIRST Open Archive product family.

 Integrated Data Processing

  Development activity continues on enhanced client/server based banking application software products that more efficiently process deposits and loans, generate management reports and coordinate operations.

  There is no assurance that the Company's development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adopting new technology and introducing new products to the market.

SALES AND DISTRIBUTION

  The Company's distribution strategy is to employ multiple sales channels to achieve the widest possible distribution of its products. The Company's products are sold to end-users, distributors, OEMs, VARs and systems integrators.

  Domestically, the Company's U.S. Banking and Commercial Systems division focuses on the following areas:

    1. Financial document processing systems sold directly to high-volume processors, such as banks, financial service providers, telephone companies, gas and electric utilities, petroleum companies, service bureaus, insurance companies, retailers and other end-users.

    2. Image archival and retrieval systems to high-volume document processors.

    3. Systems solutions and integrated products for community banks, smaller regional banks and other lower volume document processors.

    4. Software products for electronic funds transfer and point-of-sale applications for retailers, grocery chains and financial institutions.

    5. Outsourcing of document and electronic financial transaction and data processing.

  The Company's Plexus division focuses on the following areas:

    1. Software products for document imaging and workflow applications.

  The Company's North American Service and Manufacturing division focuses on the following areas:

    1. PC/LAN network management and support services, PC warranty services, help desk support services and other maintenance-related products and services for major North American companies and government institutions.

    2. Document processing equipment, imaging products and electronic components for OEMs, VARs and various other resellers.

  The Company's Support Products division sells consumable supplies to customers who utilize the Company's products.

  Internationally, the Company also sells its products through a variety of channels. The Company has direct sales forces in the United Kingdom, France, Spain, Sweden, Denmark, Germany, Canada, Australia and Japan. Network management and support services are also marketed in the United Kingdom via a separate direct sales force.

  In fiscal 1992, the Company and Thomson-CSF ("Thomson") established a joint venture company, ScanData Holding N.V., with subsidiaries in France, Sweden, Germany and the Netherlands, which had exclusive rights to market and service various products provided by the Company and Thomson in specified territories, consisting of continental Europe, Scandinavia and North Africa. On March 15, 1996, the Company purchased Thomson's interest in ScanData Holding N.V. for cash of approximately $7,200,000. In fiscal 1994, the Company acquired a 33% equity interest in Servibanca, a document processing service provider located in Chile. Servibanca offers a variety of products and services to the South American document processing market. The Company uses various other distributor and OEM relationships to market its products in Asia and other locations.

  International sales, which accounted for approximately 26% of total revenues during the nine months ended December 31, 1995, are subject to various risks, including fluctuations in exchange rates, import controls and the need for export licenses. See Note N of Notes to Consolidated Financial Statements for financial information concerning the Company's international operations.

SIGNIFICANT CUSTOMERS

  For the nine months ended December 31, 1995, and December 31, 1994, and in fiscal years 1995 and 1994, no single customer accounted for more than 10% of the total revenue of the Company.

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

BACKLOG

  The Company's backlog of orders believed to be firm for its products at December 31, 1995, and March 26, 1995, was approximately $113,675,000 and $98,374,000, respectively.

  The Company's backlog excludes contracts for recurring hardware and software maintenance and support products. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and exchange rate fluctuations, and is not necessarily indicative of the level of future revenue.

MANUFACTURING

  The Company's hardware and systems products are assembled using various standard purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically and that require no minimum purchases. If the supply of certain components or subassemblies were interrupted without sufficient notice, the result could be an interruption of product deliveries. The Company has not experienced, nor does it foresee, any difficulty in obtaining the necessary components or subassemblies.

PATENTS

  The Company owns numerous U.S. and foreign patents, and holds licenses under numerous patents owned by others. The Company also owns a number of registered and common law trademarks in the U.S. and other countries relating to the Company's trade names and product names.

  The validity of any patents issued or which may be issued to the Company may be challenged by others and the Company could encounter legal difficulties in enforcing its patent rights against infringement. In addition, there can be no assurance that other technology cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents obsolete. Management does not consider the Company's patents to be essential to the ongoing operations of the Company.

  BancTec, BancStrip, CheckMender, DocuScan, HeatStrip, ImageFIRST, Plexus, PODExpress and TRACE are registered trademarks, and ACCESS, Banker-II, OpenArchive and Universal Transport are trademarks of the Company in the U.S. and other countries.

EMPLOYEES

  At February 29, 1996, the Company employed approximately 3,560 full-time employees and considers its employee relations to be good. None of the Company's employees are represented by a labor union. The Company has never experienced a work stoppage.

ITEM 2. PROPERTIES

  The Company owns or leases numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any one facility could have an adverse impact on operations in the short term.

  The Company has the option to renew all leases on principal facilities at the end of the lease terms.

  The Company has announced that it will relocate its manufacturing operation from Oklahoma City, Oklahoma, and consolidate operations in a Company-owned manufacturing facility located in the Dallas, Texas, area by the end of 1996. The Company has also announced plans to close its subassembly operation in Puerto Rico and outsource those requirements to third parties by the end of the current year. The Company will continue to manufacture the HeatStrip and BancStrip products in Puerto Rico. The Dallas facility will become the primary location for all Company assembly and manufacturing activities.

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

  The executive officers of BancTec are:

              NAME               AGE                  POSITION
              ----               ---                  --------
Grahame N. Clark, Jr............  53 Chairman of the Board, President, and Chief
                                      Executive Officer
William E. Bassett..............  54 Executive Vice President
John G. Guthrie.................  59 Senior Vice President
Tod V. Mongan...................  45 Senior Vice President, Secretary and
                                      General Counsel
Raghavan Rajaji.................  49 Senior Vice President, Treasurer and Chief
                                      Financial Officer
James E. Uren...................  59 Senior Vice President
James R. Wimberley..............  55 Senior Vice President
George W. Christian.............  49 Vice President
Michael D. Kubic................  40 Vice President, Controller, and Assistant
                                      Treasurer

 Mr. Clark has been Chairman of the Board and Chief Executive Officer since April 1987 and President since September 1995.

 Mr. Bassett has been Executive Vice President since January 1993. Since October 1977, Mr. Bassett has been employed by BancTec in various management capacities.

 Mr. Guthrie has been Senior Vice President since September 1995. Since February 1989, Mr. Guthrie has been employed by BancTec in various management capacities.

 Mr. Mongan has been Senior Vice President, Secretary and General Counsel since January 1993. Since November 1979, Mr. Mongan has been employed by BancTec in various management capacities.

 Mr. Rajaji has been Senior Vice President, Treasurer and Chief Financial Officer since September 27, 1995. For the five years prior to that date, Mr. Rajaji was employed by Occidental Chemical Corporation as Senior Vice President and Chief Financial Officer.

 Mr. Uren has been Senior Vice President since September 1995. Since October 1988, Mr. Uren has been employed by BancTec in various management capacities.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The common stock of the Company has historically been traded on the NASDAQ National Market system under the symbol BTEC. As of December 28, 1995, the Company's common stock is listed on the New York Stock Exchange under the symbol BTC.

  Prior to the acquisition of Recognition on October 12, 1995, Recognition's common stock was listed on the New York Stock Exchange under the symbol REC. At the close of business on October 12, 1995, Recognition common stock ceased trading and each share was converted into the right to receive 0.59 of a share of BancTec common stock. The Recognition stock prices shown below have been adjusted to reflect this exchange ratio.

                                              BANCTEC         RECOGNITION
                                             -------------    ---------------
       NINE MONTHS ENDED DECEMBER 31, 1995   HIGH     LOW      HIGH      LOW
       -----------------------------------   -----    ----    ------    -----
      First Quarter ended June 25, 1995....  $ 17 3/4 $14 3/4 $  15 1/2 $  11
      Second Quarter ended September 24,
       1995................................    21 3/4  15 1/4    19 1/8   14 7/8
      Third Quarter ended December 31,
       1995(a).............................    22 3/4   18       21 3/8   16 1/2
        FISCAL YEAR ENDED MARCH 26, 1995
        --------------------------------
      First Quarter ended June 26, 1994....  $ 23 1/2 $ 19    $   24    $  14
      Second Quarter ended September 25,
       1994................................    26 1/2  18 3/4     15      10 3/4
      Third Quarter ended December 25,
       1994................................    27 1/4  18 3/4    16 1/4   11 5/8
      Fourth Quarter ended March 26, 1995..     22     15 3/4    15 7/8    11

--------
(a) Recognition ceased trading as of the close of business on October 12, 1995, therefore, Recognition's high and low prices are for the period September 25, 1995, through October 12, 1995.

  The Company has not paid any cash dividends on its common stock since its organization and currently intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business. The number of stockholders of record as of February 29, 1996, was approximately 2,960.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                              NINE MONTHS ENDED                 FISCAL YEARS ENDED
                          ---------------------------   ---------------------------------------
                          DECEMBER 31,   DECEMBER 31,
                              1995           1994         1995         1994     1993     1992
                          ------------   ------------   --------     -------- -------- --------
                                         [UNAUDITED]              [RESTATED (C)]
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
For the period:
  Revenue...............    $383,984       $389,743     $516,932     $478,116 $433,071 $346,121
  Income (loss) before
   cumulative effect of
   accounting change....     (53,481)(a)    (12,887)(b)  (15,608)(b)   22,729   17,524   17,026
  Net income (loss).....     (53,481)(a)    (12,887)(b)  (15,608)(b)   22,729   18,359   17,026
  Income (loss) per
   share before
   cumulative effect of
   accounting change....      ($2.63)        ($0.63)      ($0.77)    $   1.15 $   0.96 $   1.03
  Net income (loss) per
   share................      ($2.63)        ($0.63)      ($0.77)    $   1.15 $   1.00 $   1.03
At period-end:
  Total assets..........    $440,348       $497,433     $501,758     $489,488 $380,633 $334,114
  Working capital.......      47,086         95,162       90,140      126,692   96,609  104,627
  Long-term debt........      82,972         99,359       94,181      104,220   76,020   77,317
  Stockholders' equity..     156,201        206,346      206,743      224,929  168,792  147,551
Weighted average shares.      20,315         20,341       20,350       19,740   18,333   16,591

--------
(a) Includes net of tax charges of $61,817,000--See Note D of Notes To Consolidated Financial Statements
(b) Includes net of tax charges of $25,132,000--See Note D of Notes To Consolidated Financial Statements
(c) The Company's financial statements have been restated for fiscal years 1992 through 1995, due to a change in the reporting entity to reflect its merger with Recognition under the pooling of interests method of accounting. Prior to the merger, Recognition had a fiscal year end of October 31, and BancTec had a fiscal year-end of on or about March 31. Since the merger was accounted for as a pooling, combined results of the two companies are presented for all periods disclosed.

  The foregoing summary reflects the acquisitions as discussed in Note C of Notes to Consolidated Financial Statements from their respective dates of acquisition. All periods previously disclosed have been restated to include Recognition since the acquisition was accounted for as a pooling of interests (See (c) above). Additionally, the per share amounts and the weighted average number of common shares have been restated to reflect the Company's three-for-two common stock split on February 8, 1993, and the .59 exchange ratio for Recognition stock.

  In December 1995, the Company changed its fiscal year end from a 52/53 week year which ended on or about March 31, to a calendar year end of December 31. This resulted in a nine month transitional period for the current reporting period.

  The consolidated balance sheet data as of December 31, 1995, are those of the combined Company. The consolidated balance sheet data as of December 31, 1994, includes the Company as of December 26, 1994, combined with Recognition as of December 25, 1994. The consolidated balance sheet data for fiscal years 1995, 1994, 1993 and 1992 includes the Company as of March 26, 1995, March 27, 1994, March 28, 1993, and March 29, 1992, combined with the consolidated balance sheet data of Recognition as of March 26, 1995, and October 31, 1993, 1992 and 1991, respectively. The consolidated statement of operations data for the nine months ended December 31, 1995, and December 31, 1994, includes the Company's results for the nine months ended December 31, 1995, and December 26, 1994, combined with Recognition's results for the nine months ended December 31, 1995, and December 25, 1994, respectively. The consolidated statement of operations data for the fiscal years ended 1995, 1994, 1993 and 1992 includes the Company's fiscal years ended March 26, 1995, March 27, 1994, March 28, 1993, and March 29, 1992, combined with Recognition's fiscal years ended October 31, 1994, 1993, 1992 and 1991, respectively.

  Recognition's results of operations for the five months ended March 26, 1995, are excluded from the consolidated statement of operations in order to combine complete twelve month periods and is therefore included in the statement of stockholders' equity for the year ended March 26, 1995. For additional information, see Note C to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On October 12, 1995, the Company completed the acquisition of Recognition International Inc. ("Recognition"). The transaction was accounted for as a pooling of interests; therefore, the consolidated results of the combined companies for all periods are presented in the accompanying financial statements. Concurrent with the transaction, the Company also changed its year end to December 31 for this year and all subsequent reporting periods. For the comparison of the nine months ended December 31, 1995, and December 31, 1994, the financial results for each company were consolidated. For the comparison of the fiscal year 1995 and fiscal year 1994, the financial results of the Company for the periods ending March 26, 1995, and March 27, 1994, were combined with the Recognition financial results for the periods ending October 31, 1994, and October 31, 1993, respectively.

  As part of the acquisition of Recognition, the Company has taken a pretax charge of $85,187,000 during the quarter ended December 31, 1995, to integrate the two companies and to cover the cost of severance, duplicate and impaired assets, idle facilities, loss contracts and transaction costs. See Note D of Notes to Consolidated Financial Statements for a further discussion of these charges. Also included in both the nine months ended December 31, 1994, and in the twelve months ended October 31, 1994, is a pretax restructuring charge of $19,732,000 taken by Recognition to consolidate support overhead and manufacturing operations in Dallas, to close a manufacturing facility in Charlotte, North Carolina, and to reduce expenses in the software division through consolidation and staff reduction. For financial statement presentation consistency, the Recognition restructuring charge was redistributed as follows: $13,652,000 to equipment and software cost of sales, $1,884,000 to maintenance cost of sales, $503,000 to product development and $3,693,000 to selling, general and administrative expenses. Also, included in both the nine months ended December 31, 1994, and twelve months ended October 31, 1994, periods for Recognition were other non-restructuring charges of approximately $5,900,000, with $2,200,000 charged to equipment and software cost of sales, $500,000 charged to maintenance cost of sales, $2,800,000 charged to product development and $400,000 charged to amortization.

  In addition, the Company in the fiscal year ended March 27, 1994, acquired and consolidated the results of LeRoux, Pitts, and Associates ("LPA"), a subsidiary of NYNEX, from August 23, 1993; Imagesolve International, Ltd. ("Imagesolve"), from December 1, 1993; Advanced Computer Systems, Inc. ("ACS"), from December 23, 1993; and Terminal Data Corporation, Inc. ("TDC") from February 28, 1994. The Company consummated no acquisitions during the fiscal year ended March 26, 1995.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1995, AND DECEMBER 31, 1994

  Consolidated revenue for the nine months ended December 31, 1995, of $383,984,000 decreased by $5,759,000 or 1.5% from the same period in the prior year due to a reduction of $16,674,000 in Recognition revenue offset in part by an increase of $10,915,000 from the standalone Company revenue. The reduction in Recognition revenue was primarily in equipment and software products. Specific large dollar Recognition revenue reductions included approximately $8,500,000 from network integration projects in Canada, $3,600,000 from Plexus software, $2,700,000 from older style reader/sorters and smaller reductions in several other older product lines. Recognition revenue increased approximately $5,368,000 for the recently released Universal Transport product and its associated encoder module. The increase in the standalone Company revenue was from a combination of continued growth in domestic network management services and incremental document processing maintenance revenue from European giro processing systems. Equipment and software revenue accounted for 49.0% of total revenue in the nine months ended December 31, 1995, compared to 52.2% in the nine months ended December 31, 1994.

  Consolidated gross profit of $61,481,000 decreased by $38,535,000 or 38.5% from the same period in the prior year. When adjusted for charges of $41,838,000 in the current period and $18,236,000 in the prior period, the adjusted gross profit for the nine months ended December 31, 1995, of $103,319,000 decreased by $14,933,000, or 12.6%. The adjusted gross profit for equipment and software of $60,410,000 decreased by $8,436,000 due to a combination of lower revenues from the Recognition operations, the mix of products sold in community banking and cost overruns on certain large systems development contracts. The adjusted gross profit for maintenance and other services of $42,909,000 decreased by $6,497,000 as the additional gross profit from higher sales primarily from the standalone Company business were offset by the reduced high margin maintenance revenues in the Recognition currency and European giro products, startup costs related to several new large network service contracts and incremental costs from an additional week of expenses in the current year.

  Operating expenses of $125,452,000 increased by $25,442,000 or 25.4% from the same period in the prior year. When operating expenses are adjusted for charges of $42,964,000 in the current period, and $7,396,000 in the prior period, operating expenses decreased by $10,126,000 or 10.9%. Product development expenses when adjusted for charges were down by $2,788,000 due to a combination of the Recognition restructuring plan actions from the prior year and the elimination of duplicate development projects subsequent to the acquisition. Selling, general and administrative expenses when adjusted for charges were down by $5,997,000 due to the Recognition restructuring plan actions from the prior year and the elimination of duplicate administration and corporate office staff personnel upon completion of the acquisition.

  Net interest expense of $5,470,000 was up slightly over the prior period due to lower investment income. Net sundry expense of $1,274,000 in the current period was comprised primarily of foreign currency transaction losses and the write-off of a lease receivable. The net sundry income of $1,116,000 in the prior period consisted primarily of foreign currency transaction gains.

  The current period income tax benefit was $17,234,000 compared to an income tax provision of $9,984,000 in the prior period. The current period benefit was affected by certain costs that were non-deductible for tax purposes and by the geographic mix of where income and losses were generated. The prior year income tax provision was derived primarily from the profits earned by the Company prior to the acquisition, while the losses from the Recognition domestic operations were not benefited due to the uncertainty of their realization by Recognition as a standalone company.

  Minority interest of $1,210,000 in the period ended December 31, 1994 reflects the ScanData Joint Venture partner's (Thomson) 49.5% share of losses incurred in the joint venture. With the joint venture net equity position at zero, no minority interest adjustments for sharing of losses were made during the nine month period ending December 31, 1995.

  For the nine month period ended December 31, 1995, the net loss of $53,481,000 resulted in a loss per share of $2.63, compared to a loss of $12,887,000 and a loss per share of $0.63 for the nine month period ended December 31, 1994.

COMPARISON OF FISCAL YEAR 1995 AND FISCAL YEAR 1994

  Consolidated revenue of $516,932,000 increased by $38,816,000 or 8.1% from the prior year due primarily to the full year effect of acquisitions made by the Company in fiscal year 1994, continued growth in the network management services business and increased shipment of image systems offset in part by decreases in older hardware products. Revenue from equipment and software of $266,750,000 increased $10,858,000 or 4.2% due to the inclusion of TDC and ACS for a full year in fiscal year 1995 offset in part by decreases in the sales of older Recognition hardware products. Revenue from maintenance and other services of $250,182,000 increased by $27,958,000 or 12.6% due to continued growth in the domestic network management business and increased support services revenue from Recognition. Equipment and software revenue accounted for 51.6% of total revenue in fiscal year 1995 compared to 53.5% in fiscal year 1994.

  Consolidated gross profit of $135,728,000 decreased by $15,466,000 or 10.2% from the same period in the prior year. When adjusted to deduct charges of $18,236,000 taken by Recognition in fiscal year 1995, adjusted gross profit of $153,964,000 increased by $2,770,000 or 1.8% over the same period in the prior year. The improvement in gross profit was due to the inclusion of ACS for a full year and growth in network management services offset by a significant decrease in gross profit from the Recognition hardware products as a result of decreased revenues from older products, a higher percentage of lower margin third party revenue and higher manufacturing costs. Adjusted gross profit for equipment and software of $87,265,000 decreased by $10,221,000 or 10.5% as a result of the lower revenue from older Recognition products offset in part by the full year of revenue from the ACS acquisition. Adjusted gross profit for maintenance and other services of $66,699,000 increased by $12,991,000 or 24.2% due to the growth in revenue.

  Operating expenses of $136,626,000 increased by $21,761,000 or 18.9% from the same period in the prior year. When operating expenses are adjusted to deduct $7,396,000 in charges taken by Recognition in fiscal year 1995, the increase in operating expenses is reduced to $14,365,000. The increase was due to a combination of increased goodwill amortization, increased staffing as a result of the TDC and ACS acquisitions and a charge taken by the Company to settle a litigation claim.

  Net interest expense of $7,339,000 increased by $3,251,000 as a result of increased debt assumed by the Company to fund the TDC and ACS acquisitions and higher interest rates. Net sundry income of $2,082,000 increased by $2,016,000 over the prior year primarily as a result of foreign currency transaction gains.

  The provision for income taxes of $10,663,000 decreased by $1,540,000 from the prior year as a result of decreased domestic profit. The net operating loss for the fiscal year 1995 was derived primarily from the Recognition restructuring and miscellaneous other charges. No tax benefit was provided on these Recognition losses by Recognition because of the uncertainty as to their ultimate realization.

  Minority interest of $1,210,000 reflects the ScanData Joint Venture partner's 49.5 % share of the losses incurred in the joint venture during fiscal year 1995.

  The fiscal year 1995 net loss of $15,608,000 resulted in a loss per share of $0.77, compared to net income of $22,729,000 and earnings per share of $1.15 in fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing, capital leasing and, to a lesser extent, by sales of capital stock through employee stock option and purchase plans. During the year, the Company completed the acquisition of Recognition which was accomplished through an exchange of stock. As a result of the acquisition, the Company has taken a pretax charge of $85,187,000 to integrate the two companies and to cover the cost of severance, duplicate and impaired assets, idle facilities, loss contracts and costs incurred to complete the acquisition. Approximately, $36,000,000 in cash will be utilized to complete the acquisition with the cash requirements being approximately $13,000,000 in the year ended December 31, 1995, $20,000,000 in the year ended December 31, 1996, and $3,000,000 in future periods for facility lease commitments.

  At December 31, 1995, the Company had the following debt instruments in place; 1) Acquisition Term Loan, 2) Revolving Credit Facility, 3) 7 1/4% Convertible Subordinated Debentures, and 4) Foreign Bank Loan. The terms of the Acquisition Term Loan and Revolving Credit Facility were amended in fiscal year 1995 to allow borrowings in foreign currency which the Company utilizes as part of its foreign currency risk management program. The outstanding acquisition term loan balance as of December 31, 1995, was $43,777,000. Pursuant to the terms of the acquisition term loan, payments commenced March 31, 1995, with equal quarterly payments due through its maturity in December 1999. As of December 31, 1995, the Company had available a $30,000,000 revolving credit facility which had an outstanding balance of $16,005,000. This balance included $455,000 in recognized but unrealized losses resulting from converting certain notes under this facility into foreign currencies. During the period ended December 31, 1995, the Company borrowed a maximum amount of $20,050,000 against this credit facility. As of December 31, 1995, the 7 1/4% Convertible Subordinated Debentures due in 2011 had a balance of $51,722,000. Annual sinking fund payments of $2,250,000 commence on April 15, 1996. Also outstanding as of December 31, 1995, was a foreign bank loan in the amount of $5,537,000. Cash, cash equivalents and short-term investments have been pledged as collateral to secure this loan. See Note G of Notes to Consolidated Financial Statements for a further discussion of these debt instruments.

  On February 22, 1996, the Company signed a new credit agreement increasing its revolving credit facility to $50,000,000 and providing more favorable terms and conditions for its existing term loan. The new credit agreement replaced the Acquisition Term Loan and Revolving Credit Facility in place at December 31, 1995.

  The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations and pay out the remaining acquisition cash obligations over the next year, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

  Cash, cash equivalents and short-term investments were $26,874,000 at December 31, 1995, with approximately $6,398,000 committed as collateral and compensating balances. The decrease in cash over the nine month period was primarily the result of cash payments for severance and transaction costs associated with the acquisition, payment of bonuses, growth in inventory for new products to be manufactured by the Company and payment of interest and principal on debt obligations.

  Net accounts receivable decreased from the March 1995 balance due to the combination of collection of certain large receivables, the timing of shipments within the year and an increase in the bad debt allowance reserve.

  Net inventory remained constant as the growth in raw materials purchased by the Company for the manufacture of new products was offset by a decline in inventory levels for some of the older product lines and additional reserves established as part of the charge taken to facilitate the acquisition.

  Net goodwill decreased from March 1995 due to the write-off of certain goodwill balances and normal amortization.

  Net fixed assets decreased as a result of reserves included in the acquisition charge to eliminate duplicate assets and to write-off remaining leasehold improvements in facilities being vacated.

  Long-term debt decreased due to the scheduled quarterly payments made under the term loan.

  Inflation has not had a material effect on the operating results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
BancTec, Inc.:

  We have audited the accompanying consolidated balance sheets of BancTec, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995, and March 26, 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for the nine months ended December 31, 1995 and each of the two years in the period ended March 26, 1995. We did not audit the consolidated financial statements of Recognition International Inc., a company acquired during 1995 in a transaction accounted for as a pooling of interests, for each of the two years in the period ended October 31, 1994, as discussed in Note C. Such statements are included in the consolidated financial statements of BancTec, Inc. after restatement to reflect certain adjustments also set forth in Note C and reflect total revenues of 42 percent for the year ended March 26, 1995, and 48 percent for the year ended March 27, 1994, of the related consolidated totals. The financial statements of Recognition International Inc. prior to those adjustments were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Recognition International Inc., is based solely upon the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 1995, and March 26, 1995, and the results of their operations and their cash flows for the nine months ended December 31, 1995 and each of the two years in the period ended March 26, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
March 12, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Recognition International Inc.

  In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Recognition International Inc. and its subsidiaries (Recognition) at October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Recognition's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas,
December 7, 1994

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       DECEMBER 31,  MARCH 26,
                                                           1995         1995
                                                       ------------ ------------
                                                                     (RESTATED)
                                                                    (SEE NOTE A)
                                                            (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents including restricted
   amounts of $1,547 at
   December 31, 1995, and $6,797 at March 26, 1995...    $ 22,010     $ 52,233
  Short-term investments including restricted amounts
   of $4,851 at December 31, 1995, and $590 at March
   26, 1995..........................................       4,864          604
  Accounts receivable, less allowance for doubtful
   accounts of $11,571 at December 31, 1995, and
   $4,313 at March 26, 1995..........................     106,189      131,767
  Inventories........................................      76,930       76,831
  Current deferred tax asset.........................      16,764       10,875
  Other..............................................       9,109        9,452
                                                         --------     --------
    Total current assets.............................     235,866      281,762
                                                         --------     --------
PROPERTY, PLANT AND EQUIPMENT-AT COST:
  Land...............................................       2,062        2,062
  Field support spare parts..........................      96,657       89,197
  Machinery and equipment............................      63,663       73,005
  Furniture, fixtures and other......................      26,515       24,658
  Building...........................................      23,693       20,489
                                                         --------     --------
                                                          212,590      209,411
  Less accumulated depreciation and amortization.....     137,033      129,354
                                                         --------     --------
    Net property, plant and equipment................      75,557       80,057
                                                         --------     --------
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESS,
 less accumulated amortization of $19,685 at December
 31, 1995, and $21,738 at March 26, 1995.............      91,503      101,497
                                                         --------     --------
OTHER INTANGIBLE ASSETS, less accumulated
 amortization of $6,814 at December 31, 1995, and
 $16,087 at March 26, 1995...........................       1,607       15,714
                                                         --------     --------
LONG-TERM DEFERRED TAX ASSET.........................      23,390        8,644
OTHER ASSETS.........................................      12,425       14,084
                                                         --------     --------
TOTAL ASSETS.........................................    $440,348     $501,758
                                                         ========     ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      DECEMBER 31,  MARCH 26,
                                                          1995         1995
                                                      ------------ ------------
                                                                    (RESTATED)
                                                                   (SEE NOTE A)
                                                           (IN THOUSANDS)
CURRENT LIABILITIES:
  Revolving credit facilities........................   $ 21,542     $ 19,383
  Current maturities of long-term debt...............     13,593       22,224
  Trade accounts payable.............................     24,243       35,183
  Other accrued expenses and liabilities.............     87,098       74,701
  Deferred revenue...................................     38,024       36,409
  Income taxes.......................................      4,280        3,722
                                                        --------     --------
    Total current liabilities........................    188,780      191,622
                                                        --------     --------
LONG-TERM DEBT, less current maturities..............     82,972       94,181
                                                        --------     --------
OTHER LIABILITIES....................................     12,395        9,212
                                                        --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock-authorized, 1,000 shares of $.01
   par value:
    Series A--no shares issued and outstanding.......       --           --
    Series B--no shares issued and outstanding.......       --           --
  Common stock--authorized, 45,000 shares of $.01 par
   value: issued and outstanding, 19,919 shares at
   December 31, 1995 and 19,681 at March 26, 1995....        199          197
  Treasury stock.....................................       (388)        (388)
  Additional paid-in capital.........................    191,709      189,755
  Retained earnings (deficit)........................    (29,134)      24,349
  Foreign currency translation adjustments...........     (2,866)      (2,734)
  Unearned compensation..............................     (3,319)      (4,436)
                                                        --------     --------
    Total stockholders' equity.......................    156,201      206,743
                                                        --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $440,348     $501,758
                                                        ========     ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      NINE MONTHS ENDED     FISCAL YEARS ENDED
                                  ------------------------- --------------------
                                  DECEMBER 31, DECEMBER 31, MARCH 26,  MARCH 27,
                                      1995         1994       1995       1994
                                  ------------ ------------ ---------  ---------
                                                                (RESTATED--
                                               (UNAUDITED)      SEE NOTE A)
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  Equipment and software.........   $188,107     $203,559   $266,750   $255,892
  Maintenance and other services.    195,877      186,184    250,182    222,224
                                    --------     --------   --------   --------
                                     383,984      389,743    516,932    478,116
                                    --------     --------   --------   --------
COST OF SALES:
  Equipment and software.........    163,090      150,565    195,337    158,406
  Maintenance and other services.    159,413      139,162    185,867    168,516
                                    --------     --------   --------   --------
                                     322,503      289,727    381,204    326,922
                                    --------     --------   --------   --------
    Gross profit.................     61,481      100,016    135,728    151,194
                                    --------     --------   --------   --------
OPERATING EXPENSES:
  Product development............     21,455       20,899     28,072     26,100
  Selling, general and
   administrative................     85,908       71,837     99,619     82,959
  Goodwill amortization..........     18,089        7,274      8,935      5,806
                                    --------     --------   --------   --------
                                     125,452      100,010    136,626    114,865
                                    --------     --------   --------   --------
    Income (loss) from
     operations..................    (63,971)           6       (898)    36,329
                                    --------     --------   --------   --------
OTHER INCOME (EXPENSE):
  Interest income................      1,839        2,076      2,682      3,098
  Interest expense...............     (7,309)      (7,311)   (10,021)    (7,186)
  Sundry-net.....................     (1,274)       1,116      2,082         66
                                    --------     --------   --------   --------
                                      (6,744)      (4,119)    (5,257)    (4,022)
                                    --------     --------   --------   --------
    Income (loss) before income
     taxes and minority interest.    (70,715)      (4,113)    (6,155)    32,307
                                    --------     --------   --------   --------
INCOME TAX PROVISION (BENEFIT):
  Current........................      3,401        8,364      9,211     16,129
  Deferred.......................    (20,635)       1,620      1,452     (3,926)
                                    --------     --------   --------   --------
                                     (17,234)       9,984     10,663     12,203
                                    --------     --------   --------   --------
MINORITY INTEREST................       --          1,210      1,210      2,625
                                    --------     --------   --------   --------
NET INCOME (LOSS)................   $(53,481)    $(12,887)  $(15,608)  $ 22,729
                                    ========     ========   ========   ========
NET INCOME (LOSS) PER SHARE......   $  (2.63)    $  (0.63)  $  (0.77)  $   1.15
WEIGHTED AVERAGE SHARES..........     20,315       20,341     20,350     19,740

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      NINE MONTHS ENDED     FISCAL YEARS ENDED
                                  ------------------------- --------------------
                                  DECEMBER 31, DECEMBER 31, MARCH 26,  MARCH 27,
                                      1995         1994       1995       1994
                                  ------------ ------------ ---------  ---------
                                                                (RESTATED--
                                               (UNAUDITED)      SEE NOTE A)
                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income (loss)..............    $(53,481)    $(12,887)  $(15,608)  $ 22,729
 Adjustments to reconcile net
  income to cash flows provided
  by operating activities:
  Recognition net income for the
   five months ended March 31,
   1995.........................        --           --       (2,889)      --
  Depreciation and amortization.      50,631       33,258     45,802     38,963
  Deferred income tax expense
   (benefit)....................     (20,635)       1,620      1,452     (3,926)
  Loss due to disposition of
   property, plant, and
   equipment....................       8,693        3,905     11,063      3,754
  Other non-cash items..........       2,740        5,323      5,694      2,181
  (Increase) decrease in
   accounts receivable..........      23,346      (14,969)   (15,686)   (11,193)
  (Increase) decrease in
   inventories..................        (100)       9,814      2,471    ( 2,523)
  Increase in other assets......         763       (2,580)    (7,993)    (6,918)
  Increase (decrease) in trade
   accounts payable.............      (8,708)      (4,619)      (882)     1,511
  Increase (decrease) in
   deferred revenue.............         661        7,333     1 ,634      5,125
  Increase in other accrued
   expenses and liabilities.....      15,138        8,382     15,516      8,231
  Minority interest in earnings.        --         (1,210)    (1,210)    (2,625)
  Recognition change in other
   operating activities for the
   five months ended March 26,
   1995.........................        --           --        9,286       --
                                    --------     --------   --------   --------
   Cash flows provided by
    operating activities........      19,048       33,370     48,650     55,309
                                    --------     --------   --------   --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
 Purchases of property, plant
  and equipment.................     (29,878)     (33,749)   (47,686)   (41,691)
 Purchase of businesses, net of
  cash acquired.................        (138)     (11,487)   (13,677)   (49,429)
 Additions to capitalized
  software......................        (942)      (1,244)    (2,597)    (4,164)
 Other..........................      (3,694)        (246)      (182)       136
 Recognition change in other
  investing activities for the
  five months ended March 26,
  1995..........................        --           --       (6,365)      --
                                    --------     --------   --------   --------
   Cash flows used in investing
    activities..................     (34,652)     (46,726)   (70,507)   (95,148)
                                    --------     --------   --------   --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Payments of current maturities
  of long-term debt and capital
  lease obligations.............     (19,361)      (9,899)   (12,291)   (22,418)
 Proceeds from long-term
  borrowings....................        --         10,800     10,800     44,200
 Proceeds from short-term
  borrowings....................      11,137       15,001     15,278      3,184
 Payments of short-term
  borrowings....................      (7,934)      (3,055)    (3,332)    (3,897)
 Repurchase of common stock.....        --         (6,420)    (6,994)      --
 Proceeds from sales and
  issuances of common stock.....       1,881        3,139      4,036     33,946
 Other..........................        (117)        --         --         --
 Recognition change in other
  financing activities for the
  five months ended March 26,
  1995..........................        --           --          (23)      --
                                    --------     --------   --------   --------
   Cash flows provided by (used
    in) financing activities....     (14,394)       9,566      7,474     55,015
                                    --------     --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH........................        (225)         239        638       (375)
                                    --------     --------   --------   --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS...........     (30,223)      (3,551)   (13,745)    14,801
CASH AND CASH EQUIVALENTS--
 BEGINNING OF YEAR..............      52,233       46,033     65,978     51,177
                                    --------     --------   --------   --------
CASH AND CASH EQUIVALENTS--END
 OF YEAR........................    $ 22,010     $ 42,482   $ 52,233   $ 65,978
                                    ========     ========   ========   ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND THE FISCAL YEARS ENDED
                       MARCH 26, 1995 AND MARCH 27, 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          FOREIGN
                                  ADDITIONAL RETAINED    CURRENCY
                          COMMON   PAID-IN   EARNINGS   TRANSLATION TREASURY   UNEARNED
                          STOCK    CAPITAL   (DEFICIT)  ADJUSTMENTS  STOCK   COMPENSATION  TOTAL
                          ------  ---------- ---------  ----------- -------- ------------ --------
Balance at March 28,
 1993 (includes 35,836
 treasury shares).......  $ 175    $157,574  $ 20,119     $(1,926)   $(465)    $(6,685)   $168,792
Common stock issued
 principally under
 employee stock plans...     20      33,971     --          --         --         --        33,991
Common stock issued
 under restricted stock
 plan...................    --          490     --          --         --         (490)      --
Amortization of unearned
 compensation...........    --        --        --          --         --        1,194       1,194
Tax benefit from
 exercise of stock
 options................    --           70     --          --         --         --            70
Issuance of common stock
 reserved for outside
 directors (2,950
 shares)................    --        --        --          --          38        --            38
Establishment of stock
 rights plan............    --        --        --          --         --          (83)        (83)
Foreign currency
 translation
 adjustments............    --        --        --         (1,802)     --         --        (1,802)
Net income..............    --        --       22,729       --         --         --        22,729
                          -----    --------  --------     -------    -----     -------    --------
Balance at March 27,
 1994 (includes 32,886
 treasury shares).......    195     192,105    42,848      (3,728)    (427)     (6,064)    224,929
Common stock issued
 principally under
 employee stock plans...      5       3,992     --          --         --         --         3,997
Common stock issued
 under restricted stock
 plan...................    --          141     --          --         --         (141)      --
Amortization of unearned
 compensation...........    --        --        --          --         --        1,290       1,290
Repurchase and
 retirement of common
 stock (333,000 shares).     (3)     (6,991)    --          --         --         --        (6,994)
Tax benefit from
 exercise of stock
 options................    --          314     --          --         --         --           314
Issuance of common stock
 reserved for outside
 directors (2,950
 shares)................    --        --        --          --          39        --            39
Foreign currency
 translation adjustments
 and rounding...........    --        --           (2)        994      --         --           992
Recognition net loss and
 other activity for the
 five months ended March
 26, 1995...............    --          194    (2,889)      --         --          479      (2,216)
Net loss................    --        --      (15,608)      --         --         --       (15,608)
                          -----    --------  --------     -------    -----     -------    --------
Balance at March 26,
 1995 (includes 29,936
 treasury shares).......    197     189,755    24,349      (2,734)    (388)     (4,436)    206,743
Common stock issued
 principally under
 employee stock plans...      2       1,879     --          --         --         --         1,881
Common stock issued
 /cancelled under
 restricted stock plan,
 net....................    --          (90)    --          --         --           90       --
Amortization of unearned
 compensation...........    --        --        --          --         --        1,027       1,027
Tax benefit from
 exercise of stock
 options................    --          165     --          --         --         --           165
Foreign currency
 translation adjustments
 and rounding...........    --        --           (2)       (132)     --         --          (134)
Net loss................    --        --      (53,481)      --         --         --       (53,481)
                          -----    --------  --------     -------    -----     -------    --------
Balance at December 31,
 1995 (includes 29,936
 treasury shares).......  $ 199    $191,709  $(29,134)    $(2,866)   $(388)    $(3,319)   $156,201
                          =====    ========  ========     =======    =====     =======    ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

  The principal business of BancTec, Inc. and subsidiaries (the "Company") is the development, manufacture and sale of integrated financial transaction processing systems, imaging and workflow products, application software and professional services. The Company develops solutions for the banking, financial services, insurance, health care, government, utility, telecommunications, grocery and retail industries. The Company also designs and manufactures document processing equipment for value added resellers ("VARs") and original equipment manufacturers ("OEMs") and provides network support and management services for local area networks ("LANs") and personal computers ("PCs").

BASIS OF PRESENTATION

  The Company's financial statements have been restated due to a change in the reporting entity to reflect its merger with Recognition under the pooling of interests method of accounting. Prior to the merger, Recognition had a year-end of October 31, and the Company had a year-end of on or about March 31. Since the merger was accounted for as a pooling of interests, combined results of the two companies are presented for all periods disclosed.

  The consolidated balance sheet as of December 31, 1995, and March 26, 1995, is that of the combined Company. The consolidated statement of operations and consolidated statement of cash flows for the nine months ended December 31, 1995, and December 31, 1994, includes the Company's results for the nine months ended December 31, 1995, and December 26, 1994, combined with Recognition's results for the nine months ended December 31, 1995 and December 25, 1994, respectively. For the fiscal years ended March 26, 1995, and March 27, 1994, the consolidated statement of operations and the consolidated statement of cash flows include the Company's fiscal years ended March 26, 1995, and March 27, 1994, combined with Recognition's fiscal years ended October 31, 1994 and 1993, respectively. The consolidated statement of stockholders' equity for the years ended March 28, 1993, and March 27, 1994, includes the Company's activity as of March 28, 1993, and March 27, 1994, respectively, and Recognition's activity as of and for the years ended October 31, 1992 and 1993, respectively. The consolidated statement of stockholders' equity as of March 26, 1995, includes the Company's activity for the fiscal year ended March 26, 1995, and Recognition's activity for the year and five months ended March 26, 1995. The consolidated statement of stockholders' equity for the nine months ended December 31, 1995, is that of the combined company.

  Recognition's results of operations for the five months ended March 26, 1995 is excluded from the consolidated statement of operations in order to combine complete twelve month periods and is therefore included in the statement of stockholders' equity for the year ended March 26, 1995. For additional information, see Note C.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the ScanData Joint Venture which was established with Thomson in fiscal year 1992. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 BANCTEC, INC.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  Cash equivalents are comprised of highly liquid instruments with original maturities of three months or less. Short-term investments are similar instruments with original maturities in excess of three months and are valued at cost, which approximates market.

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

REVENUE RECOGNITION

  The Company's revenue recognition policies for its principal sources of revenue are:

  Equipment and software sales--Revenue from sales of established products is recognized upon shipment in conformity with AICPA Statement of Position No. 91-1, "Software Revenue Recognition." Revenue for new products, certain other equipment and software with lengthy development or installation periods is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction Contracts." Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in other current assets. All contract costs, including equipment and software are charged to cost of sales at the time the related revenue is recognized. At December 31, 1995 and March 26, 1995, there were $1,618,000 and $949,000, respectively, of costs in excess of advance billings recorded in other current assets.

  Maintenance--Revenue from maintenance contracts is recognized ratably over the term of the contract.

  Leasing--Revenue from operating leases of equipment and temporary end-user software licenses are recognized ratably over the terms of the related contract. Revenue from sales type leases is recorded as the present value of the minimum lease payments (net of executory costs), computed at the interest rate implicit in the lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases."

DEPRECIATION AND AMORTIZATION

  Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Such amounts are charged to cost of sales or operating expenses in the consolidated

                                 BANCTEC, INC.

statements of operations, as appropriate. Straight-line or declining balance methods of depreciation are used for financial reporting purposes. Accelerated methods are used for tax purposes.

  Leasehold improvements and assets recorded under capital lease obligations are depreciated over the shorter of their estimated useful life or the remaining lease term. Field support spare parts, which are repairable replacement parts for products maintained under service contracts, are amortized over a useful life of three or five years. Depreciable lives for furniture, fixtures and machinery are generally seven years. Buildings utilize a forty year life.

  Intangible assets are amortized on a straight-line basis over their estimated useful lives. The excess of cost over net assets of acquired businesses is amortized over 10 to 40 years. Other intangible assets are amortized over 3 to 5 years.

PRODUCT DEVELOPMENT

  Company sponsored software product development costs are expensed as incurred until technological feasibility has been established. At that time, the software product development costs are capitalized in conformity with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." At December 31, 1995, and March 26, 1995, capitalized software costs recorded in other long-term assets were $542,000 and $6,155,000, respectively. Software costs are amortized to cost of sales on a per unit basis straight-line or over a three year period, whichever is less. The Company performs a periodic review to determine the realization of capitalized software. When it is determined that there is an impairment, carrying amounts are written down to their net realizable value. The amount of software development costs charged to expense for the nine month period ended December 31, 1995, and December 31, 1994, and in fiscal years 1995, and 1994, were $6,555,000, $5,292,000, $5,983,000 and $2,238,000, respectively. Customer sponsored product development costs are generally charged to cost of sales or the proceeds generated therefrom are credited to product development costs by the Company.

INCOME TAXES

  Deferred income taxes recognize the effect of temporary differences between the financial reporting basis of transactions and the tax basis of assets and liabilities.

FOREIGN CURRENCY TRANSLATION

  The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenue and expenses are translated monthly at the average exchange rates for the month. Translation gains and losses including those arising from intercompany accounts considered to be long-term investments, are reported as a separate component of stockholders' equity, and transaction gains and losses are included in results of operations in sundry-net. Foreign currency transaction losses in the nine months ended December 31, 1995, were $1,246,000. Foreign currency transaction gains in the nine months ended December 31, 1994, were $1,072,000. Foreign currency transaction gains in fiscal year 1995 were $1,929,000, while foreign currency transaction losses in fiscal year 1994 were $465,000.

NET INCOME PER SHARE

  Net income per common and common equivalent share is based upon the weighted average number of outstanding shares during the year. The number of outstanding shares of common stock has been adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive, at the beginning of the period or date of issuance, and the use of the proceeds of such assumed exercise to repurchase, at market, common stock

                                 BANCTEC, INC.

of the Company. For all periods presented, fully diluted earnings per share are either anti-dilutive or do not affect earnings per share.

CONCENTRATION OF CREDIT RISK

  The Company sells its products to certain customers under specified credit terms in the normal course of business. These customers can generally be classified as banking, financial services, insurance, government, utility, telecommunications or retail entities. Due to the diversity of the Company's customers, management does not consider there to be a concentration of risk within any single classification.

RECLASSIFICATION

  Certain prior year amounts have been reclassified to conform with current year presentation.

NEWLY ISSUED ACCOUNTING STANDARDS

  In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. The Company will adopt SFAS No. 121 in calendar year 1996.

  SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. The Company continually evaluates whether events and circumstances indicate that the carrying value of an asset may be impaired; therefore, adoption is not expected to have a significant impact on the Company's financial position and results of operations.

NOTE B--CHANGE IN FISCAL YEAR-END

  On October 12, 1995, concurrent with the consummation of the acquisition of Recognition, the Company changed its fiscal year-end from a 52/53 week year which ended on or about March 31 of each year to a calendar year-end of December 31.

NOTE C--ACQUISITIONS AND EQUITY INVESTMENTS

ACQUISITION OF RECOGNITION INTERNATIONAL INC.

  On October 12, 1995, the shareholders of the Company and Recognition approved the acquisition of Recognition by the Company. The acquisition was effected through the merger of BTEC Merger Subsidiary, Inc., a wholly-owned subsidiary of the Company, with and into Recognition. Under the terms of the merger agreement, Recognition stockholders received 0.59 of a share of the Company's common stock for each share of Recognition common stock owned, for a total of approximately 9.1 million shares. Fractional shares were not issued; instead former Recognition stockholders were paid a fractional share percentage of $21.00 in cash, the closing price of a share of the Company's common stock on the date of closing.

  The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Recognition for all periods presented in accordance with APB No. 16.

                                 BANCTEC, INC.

  Combined and separate results of the Company and Recognition for the periods presented are as follows:

                                                             FISCAL YEAR ENDED
                                                            --------------------
                                      SIX          NINE
                                 MONTHS ENDED  MONTHS ENDED
                                 SEPTEMBER 24, DECEMBER 31, MARCH 26,  MARCH 27,
                                     1995          1994       1995       1994
                                 ------------- ------------ ---------  ---------
                                        (UNAUDITED)
                                                 (IN THOUSANDS)
As Reported:
Revenue:
  BancTec.......................   $151,657      $220,447   $297,539   $247,538
  Recognition(b)................    108,134       169,296    219,393    230,578
                                   --------      --------   --------   --------
  Combined......................   $259,791      $389,743   $516,932   $478,116
                                   ========      ========   ========   ========
Net Income (Loss):
  BancTec.......................   $  8,070      $ 12,204   $ 12,509   $ 16,343
  Recognition(b)................      1,468       (23,968)   (26,580)     7,936
  Adjustment (a)................     (1,200)       (1,123)    (1,537)    (1,550)
                                   --------      --------   --------   --------
  Combined......................   $  8,338      $(12,887)  $(15,608)  $ 22,729
                                   ========      ========   ========   ========

--------
(a) Effect of conforming the method of accounting for field spares.
(b) For the six months ended September 24, 1995, and the nine months ended December 31, 1994, and the fiscal years ended October 31, 1994, and 1993.

  Recognition's previously reported results have been restated to conform its method of accounting for field spares and expendable parts inventory to be consistent with the Company's method. Recognition had previously depreciated field spares and expendable parts inventory over six years. The book value of expendable parts net of reserves, determined using the dollar value FIFO method, was charged to expense when such parts were used in the field. The Company's policy is to depreciate field spares over three to five years, with no depreciation provision for expendable parts inventory. Expendable parts are charged to expense on issuance to the field and reserves for excess and obsolete quantities are provided as necessary. The impact of this change is as follows:

                                                        OCTOBER 31, OCTOBER 31,
                                                           1993        1992
                                                        ----------- -----------
                                                            (IN THOUSANDS)
Retained deficit as previously reported................   $37,367     $45,303
Cumulative effect of adjustment to conform method of
 accounting for field spares...........................     4,146       2,596
                                                          -------     -------
Retained deficit as adjusted and combined with the
 Company...............................................   $41,513     $47,899
                                                          =======     =======

  The amounts for Recognition's revenue, operating loss, and net loss for the five months ended March 26, 1995, not included in the Compay's consolidated statements of operations are as follows:

                                                                   AS ADJUSTED
                                                                  --------------
                                                                  (IN THOUSANDS)
      Revenue....................................................    $84,170
      Operating loss.............................................     (1,833)
      Net loss...................................................     (2,889)

                                 BANCTEC, INC.

OTHER ACQUISITIONS AND EQUITY INVESTMENTS

  During the second quarter of fiscal year 1994, the Company acquired certain assets and assumed certain liabilities of LeRoux, Pitts and Associates ("LPA"), a subsidiary of NYNEX. The acquisition of LPA provided the Company EFT-oriented software products for debit/credit card processing and electronic check authorization requirements. The purchase price of the assets, including acquisition costs, was approximately $2,500,000, which was paid in cash, plus liabilities assumed of approximately $1,500,000. The business combination was accounted for as a purchase and accordingly, LPA operations are included in the Company's consolidated results of operations from August 20, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at the assigned fair value.

  During the second quarter of fiscal year 1994, the Company contributed approximately $500,000 in cash and certain other consideration in exchange for a 33% equity interest in Servibanca, S.A. ("Servibanca"), a Chilean company. Servibanca is a check processing service bureau operator as well as a distributor of the Company's image processing systems, document processing systems, and standalone reader/sorters to banks, service bureaus, and other financial processors in Chile and other South American countries. The Company's investment in and share of Servibanca's earnings have been included since September 14, 1993, and are recorded using the equity method of accounting.

  During the third quarter of fiscal year 1994, the Company acquired 100% of the stock of Imagesolve International, Ltd. ("Imagesolve"), a leading British provider of integrated systems solutions for electronic document imaging, specializing in solutions utilizing Computer Output to Laser Disk (COLD) technology, which electronically archives computer-generated documents onto optical disks. The purchase price for the stock, including acquisition costs, was approximately $2,800,000, which was paid in cash. The business combination was accounted for as a purchase and accordingly, Imagesolve operations are included in the Company's consolidated results of operations from December 1, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at their assigned fair value.

  Also during the third quarter of fiscal year 1994, the Company acquired 100% of the stock of Advanced Computer Systems, Inc. ("ACS"). ACS was a provider of software products which integrate check sorting, platform automation, loan processing, ATM and teller terminal processing and other bank operations activities, to banks with less than $300 million in assets. The purchase price for the stock, including acquisition costs, was approximately $25,300,000, which was paid in cash borrowed under the acquisition loan facility discussed in Note G. The business combination was accounted for as a purchase and accordingly, ACS operations are included in the Company's consolidated results of operations from December 23, 1993, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at their assigned fair value.

  During the fourth quarter of fiscal year 1994, the Company acquired 100% of the stock of Terminal Data Corporation, Inc. ("TDC"). TDC was a provider of document imaging systems, page scanning devices, and digital and microfilm cameras. The purchase price for the stock, including acquisition costs, was approximately $23,600,000, of which approximately $18,100,000 was paid in cash during fiscal year 1994. Such cash was borrowed under the acquisition loan facility. Non-cash consideration of approximately $5,500,000 consisted primarily of future payments to be made for stock and debt which were paid during fiscal year 1995 with cash borrowed under the acquisition loan facility and operating cash. The business combination was accounted for as a purchase and accordingly, TDC operations are included in the Company's consolidated results of operations from February 28, 1994, the effective date of the transaction. The assets and liabilities acquired are recorded in the Company's consolidated balance sheet at their assigned fair value.

                                 BANCTEC, INC.

  The following unaudited pro forma information combines the results of operations of the Company including ACS and TDC as if the purchase transactions had occurred at the beginning of fiscal year 1994. The pro forma information is based on the historical financial statements of the Company, ACS and TDC giving effect to the transactions under the purchase method of accounting and including adjustments necessary to reflect the exclusion of certain ACS and TDC administration costs, additional interest on debt, amortization of the excess of cost over net assets of the acquired businesses and the related tax impact thereof.

  Management believes that the pro forma information may not be indicative of the results that would have occurred if the combinations had been in effect on the date indicated or which may be obtained in the future. Anticipated efficiencies from the consolidation of these entities are not fully determinable, and therefore, have been excluded from these pro forma results of operations. The Company has not considered the LPA and Imagesolve acquisitions in these unaudited pro forma results of operations because such acquisitions are not material to the consolidated financial statements.

                                                                  MARCH 27, 1994
                                                                  --------------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
      Revenue....................................................    $515,348
      Net income.................................................      21,863
      Net income per share.......................................    $   1.11

  The excess of the costs of these acquired businesses over the fair value assigned to the assets acquired less liabilities assumed are being amortized over their estimated useful lives using the straight-line method commencing with the respective dates of acquisition.

      ACQUIRED BUSINESS                             GOODWILL AMORTIZATION PERIOD
      -----------------                             ----------------------------
      Imagesolve...................................           20 years
      ACS..........................................           20 years
      TDC..........................................           25 years

  The Company continually evaluates whether events and circumstances indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In December 1995, the remaining unamortized goodwill balance of $2,014,000 for LPA was charged to expense. Also, in December 1995 the remaining unamortized goodwill balance of $3,429,000 from Recognition's acquisition of Hybrid Systems, Inc. was charged to expense. No other adjustments to recorded goodwill balances have been made as a result of these evaluations. No other adjustments to recorded goodwill balances have been made as a result of these evaluations.

NOTE D--CHARGES

  For the nine month period ended December 31, 1995, the Company incurred pretax charges of $85,187,000 for the integration of the Company and Recognition. The components of these charges were $17,000,000 to cover the cost of severance, $51,687,000 for duplicate and impaired assets, $6,000,000 for loss contracts, $5,500,000 related to facilities and $5,000,000 in transaction costs. These costs are categorized in the consolidated statement of operations as follows: $41,838,000 in cost of sales, $6,647,000 in product development, $23,761,000 in selling, general and administrative, $12,556,000 as amortization and $385,000 in other sundry.

  As of December 31, 1995, approximately $62,000,000 (primarily professional fees, severance, and write off of impaired assets), of such costs have been paid or otherwise charged against the $85,187,000 accrual. The remaining obligations are currently recorded in other accrued expenses and liabilities and are expected to be substantially paid by the end of the fourth quarter of 1996 utilizing existing cash resources of the Company.

                                 BANCTEC, INC.

The amounts disclosed represent management's best estimate of the costs to be incurred and the timing of such costs. The progress of the plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlining assumptions used by management in developing the accrual.

  Under Recognition's former restructuring plan, $19,732,000 was recorded in the fiscal year ended October 31, 1994 (March 26, 1995, of the combined Company). In order to conform the income statement presentation to the Company's presentation, the previously reported restructuring charge has been reclassified as follows; $15,536,000 to cost of sales, $3,693,000 to selling, general and administrative and $503,000 for product development. As of December 31, 1995, the Company has paid $6,580,000 in termination benefits for the involuntary termination of 299 employees and has written down assets or paid amounts totalling $11,596,000 related to other restructuring items. At December 31, 1995, the Company had a remaining accrual of $3,127,000 relating to prior restructuring plans. The remaining costs are expected to be paid by December 31, 1996.

NOTE E--LEASING OPERATIONS

  The Company leases certain products to customers with terms generally ranging from one to five years. Transactions that do not qualify as sales-type leases are accounted for as operating leases. As of December 31, 1995, minimum future lease payments expected to be received were as follows:

                                                         SALES-TYPE   OPERATING
                                                        ------------ -----------
                                                             (IN THOUSANDS)
      1996.............................................   $   826      $   253
      1997.............................................       565            6
      1998.............................................       358           --
      1999.............................................       108           --
                                                          -------      -------
                                                          $ 1,857      $   259
                                                          =======      =======

  The net investment in sales-type leases at December 31, 1995, and March 26, 1995, were as follows:

                                                          CURRENT    NON-CURRENT
                                                        ------------ -----------
                                                             (IN THOUSANDS)
      December 31, 1995
        Future minimum lease payments receivable.......   $   826      $ 1,031
        Estimated residual value of leased assets......        20           --
        Unearned interest income.......................      (115)         (68)
                                                          -------      -------
                                                          $   731      $   963
                                                          =======      =======
      March 26, 1995
        Future minimum lease payments receivable.......   $ 2,408      $ 2,440
        Unearned interest income.......................      (470)        (235)
                                                          -------      -------
                                                          $ 1,938      $ 2,205
                                                          =======      =======

NOTE F--INVENTORIES
                                                        DECEMBER 31,  MARCH 26,
                                                            1995        1995
                                                        ------------ -----------
                                                             (IN THOUSANDS)
      Raw materials....................................   $22,644      $26,832
      Work-in-process..................................    20,195       13,958
      Finished goods...................................    34,091       36,041
                                                          -------      -------
                                                          $76,930      $76,831
                                                          =======      =======

                                 BANCTEC, INC.

NOTE G--INDEBTEDNESS

                                                         DECEMBER 31, MARCH 26,
                                                             1995       1995
                                                         ------------ ---------
                                                             (IN THOUSANDS)
      Term loans payable to banks.......................   $43,777     $61,114
      7 1/4% convertible subordinated debentures due
       2011.............................................    51,722      51,722
      Promissory note due 1995..........................      --         1,934
      Obligations under capital leases..................     1,066       1,635
                                                           -------     -------
                                                            96,565     116,405
      Less current maturities...........................    13,593      22,224
                                                           -------     -------
                                                           $82,972     $94,181
                                                           =======     =======

  Future maturities of long-term debt, excluding capital lease obligations, are as follows:

      CALENDAR YEAR                                               (IN THOUSANDS)
      -------------                                               --------------
      1996.......................................................    $13,200
      1997.......................................................     13,200
      1998.......................................................     13,200
      1999.......................................................     13,177
      2000.......................................................      2,250
      Thereafter.................................................     40,472
                                                                     -------
                                                                     $95,499
                                                                     =======

  At December 31, 1995, the Company's credit agreement provided for a $30,000,000 short-term revolving credit facility ("revolving credit facility"), a $55,000,000 acquisition loan ("acquisition facility") and a $51,000,000 term loan facility ("term loan") which are unsecured. The remaining term loan balance was paid in full during the current period. The agreement contains restrictive covenants which, among other things, restrict payment of dividends, limit additional debt and require the Company to maintain a defined current ratio, minimum net worth and a minimum ratio of cash flow from operations to debt service. As a result of the acquisition of Recognition, the Company was in violation of certain of its covenants for which it received waivers. At December 31, 1995, the Company was in compliance with all of the remaining covenants required under the agreement. The agreement permits borrowing in foreign currency which the Company utilizes as part of its foreign currency risk management program discussed in Note H. Certain amounts due under the revolving credit facility and the acquisition facility are payable in the following foreign currencies: Japanese Yen, Norwegian Guilders, German Deutschemarks and Great Britain Pounds Sterling. Therefore, the reported amounts include recognized but unrealized gains and losses resulting from currency fluctuations. The revolving credit facility bears interest at the lender's prime commercial rate or, at the Company's option, the London Interbank Offered Rate ("LIBOR") on Eurocurrency borrowings plus 1 point. A commitment fee of 1/4% on the unused revolving credit facility is payable quarterly. The acquisition facility bears interest at the lender's prime commercial rate or, at the Company's option, LIBOR plus 1 1/4 to 1 3/4 points, depending on the Company's debt to capitalization ratio, as defined. At December 31, 1995, the Company's debt to capitalization ratio was .43 and the applicable interest rate was LIBOR plus 1 3/4 points.

  On February 22, 1996, the Company signed a new credit agreement raising the revolving credit facility to $50,000,000 and replacing the acquisition facility with a new term loan. The new agreement generally has borrowing rates that are lower than those in place under the old credit agreement. Included in the restrictive covenants are ratio requirements to be maintained on a consolidated basis of a 2.0 to 1.0 minimum cash flow

                                 BANCTEC, INC.

coverage, maximum debt to EBITDA of not more than 2.25 to 1.0 at the end of any fiscal quarter for the preceding 12 month period and a maximum debt to capitalization ratio not to exceed .50 to 1.0 as of the end of any fiscal quarter. The new credit agreement removes several restrictive covenants that were in place with the former agreement.

  At December 31, 1995, the Company was party to one interest rate cap agreement. This agreement, which expires in May 1997, entitles the Company to receive from a counterparty, on a quarterly basis, the amount, if any, by which interest payments calculated using LIBOR on the notional amount of $27,500,000 exceeds 7.0%, with a ceiling of 9.5%, above which the Company would receive no additional amount. No payments were received in the period ended December 31, 1995.

  At December 31, 1995, the amount outstanding under the revolving credit facility was $15,550,000 at a weighted average interest rate of 6.12%. Unrealized but recognized losses of $455,000 resulting from converting certain notes into foreign currencies are excluded. During the nine months ended December 31, 1995, the Company borrowed a maximum amount of $20,050,000 against this facility.

  Also outstanding as of December 31, 1995, was a foreign bank loan in the amount of $5,537,000. Cash, cash equivalents and short-term investments have been pledged as collateral to secure this loan.

  Principal payments against the outstanding balance of the acquisition facility commenced as of March 31, 1995. The principal, plus accrued interest, is due in 20 equal quarterly installments until December 31, 1999. At December 31, 1995, the balance of the acquisition facility was $43,777,000.

  The weighted average interest rate on borrowings under the term loan and acquisition facility was 7.06% at December 31, 1995.

  The 7 1/4% convertible debentures are subordinated to all senior indebtedness and are convertible into common stock at $28.39 per share. Annual sinking fund payments of $2,250,000 are required beginning April 15, 1996. The debentures are redeemable at the Company's option at 100% of face value after April 16, 1996.

  In connection with the acquisition of the Lundy Financial Systems Division (Lundy) of TransTechnology Corporation (TransTechnology), Recognition issued a promissory note to TransTechnology for $1,934,000 due in 1995. Payment was made during the nine months ended December 31, 1995, in accordance with the terms of the note.

  The fair market value of the acquisition loan, revolving credit facility, the subordinated debentures and foreign bank loan as of December 31, 1995, approximates their respective carrying values.

                                 BANCTEC, INC.

  Future minimum lease payments under capital lease obligations are as follows:

      CALENDAR YEAR                                              (IN THOUSANDS)
      -------------                                              --------------
      1996......................................................     $  472
      1997......................................................        373
      1998......................................................        277
      1999......................................................         97
                                                                     ------
      Total minimum lease payments..............................      1,219
      Less amount representing interest (5.9%-16.2% rate).......        153
                                                                     ------
      Present value of net minimum lease payments, including
       current maturities of $393,000 at December 31, 1995......     $1,066
                                                                     ======

  Property, plant and equipment recorded under capital leases are as follows:

                                                          DECEMBER 31, MARCH 26,
                                                              1995       1995
                                                          ------------ ---------
                                                              (IN THOUSANDS)
      Machinery and equipment............................    $  977     $  967
      Furniture, fixtures and other......................     1,915      2,290
                                                             ------     ------
      Total--at cost.....................................     2,892      3,257
      Less accumulated depreciation......................     1,826      1,622
                                                             ------     ------
                                                             $1,066     $1,635
                                                             ======     ======

  The Company paid cash totaling $7,228,000, $6,252,000, $8,970,000, and
$6,289,000 for interest during the nine months ended December 31, 1995, and December 31, 1994, and in fiscal years 1995 and 1994, respectively.

NOTE H--DERIVATIVE FINANCIAL INSTRUMENTS

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks.

  Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. As discussed in Note G, the Company has one interest rate cap agreement in effect at December 31, 1995, which provides protection to the Company against increases in the LIBOR interest rate from 7.0% to 9.5% on approximately one-half of the Company's acquisition facility borrowings. The LIBOR interest rate has not exceeded 7.0% since November 25, 1994, the effective date of the agreement.

  The Company has utilized foreign currency forward exchange agreements in conjunction with foreign currency borrowings discussed in Note G to hedge foreign currency receivables and payables. Under the terms of the forward exchange agreements, the Company and a counterparty agree to exchange foreign currency amounts on a specified date at an agreed upon exchange rate. At December 31, 1995, the Company had no forward exchange agreements in effect.

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

                                 BANCTEC, INC.

NOTE I--OTHER ACCRUED EXPENSES AND LIABILITIES

                                                          DECEMBER 31, MARCH 26,
                                                              1995       1995
                                                          ------------ ---------
                                                              (IN THOUSANDS)
      Salaries, wages and other compensation.............   $19,604     $22,703
      Accrued taxes, other than income taxes.............     6,391       6,635
      Advances from customers............................    16,340      12,751
      Accrued invoices and costs.........................     2,949       6,650
      Accrued merger charges and other costs.............    25,426      12,010
      Other..............................................    16,388      13,952
                                                            -------     -------
                                                            $87,098     $74,701
                                                            =======     =======

NOTE J--INCOME TAXES

  The domestic and foreign components of income (loss) before income taxes and minority interest consisted of the following:

                             NINE MONTHS ENDED     FISCAL YEARS ENDED
                         ------------------------- -------------------
                         DECEMBER 31, DECEMBER 31, MARCH 26, MARCH 27,
                             1995         1994       1995      1994
                         ------------ ------------ --------- ---------
                                      (UNAUDITED)
                                        (IN THOUSANDS)
Domestic (including
 Puerto Rico)...........   $(58,739)    $(3,384)    $(6,096)  $30,940
Foreign.................    (11,976)       (729)        (59)    1,367
                           --------     -------     -------   -------
                           $(70,715)    $(4,113)    $(6,155)  $32,307
                           ========     =======     =======   =======

  The income tax provision (benefit) consisted of the following:

                                      NINE MONTHS ENDED     FISCAL YEARS ENDED
                                  ------------------------- -------------------
                                  DECEMBER 31, DECEMBER 31, MARCH 26, MARCH 27,
                                      1995         1994       1995      1994
                                  ------------ ------------ --------- ---------
                                               (UNAUDITED)
                                                 (IN THOUSANDS)
Current:
  Federal (including Puerto
   Rico).........................   $  3,172      $4,556     $ 4,243   $ 8,765
  State..........................      1,117       2,122       1,597       759
  Foreign........................       (888)      1,686       3,371     6,605
                                    --------      ------     -------   -------
    Total current................      3,401       8,364       9,211    16,129
                                    --------      ------     -------   -------
Deferred:
  Federal........................    (19,125)      2,223       2,143      (972)
  Foreign........................     (1,510)       (603)      ( 691)   (2,954)
                                    --------      ------     -------   -------
    Total deferred...............    (20,635)      1,620       1,452    (3,926)
                                    --------      ------     -------   -------
                                    $(17,234)     $9,984     $10,663   $12,203
                                    ========      ======     =======   =======

                                 BANCTEC, INC.

  The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

                                      NINE MONTHS ENDED     FISCAL YEARS ENDED
                                  ------------------------- -------------------
                                  DECEMBER 31, DECEMBER 31, MARCH 26, MARCH 27,
                                      1995         1994       1995      1994
                                  ------------ ------------ --------- ---------
                                               (UNAUDITED)
                                                 (IN THOUSANDS)
Provision (benefit) at U.S.
 statutory rate of 35% for all
 periods.........................   $(24,750)    $(1,440)    $(2,154)  $11,307
Increase (reduction) in tax
 expense resulting from:
  Impact of foreign and Puerto
   Rico income tax rates.........       (177)       (788)       (201)     (520)
  Charge/credit in lieu of taxes
   for tax benefits realized from
   acquisitions..................        211        --        (1,457)      137
  Foreign losses not providing a
   current benefit...............      2,247       8,673      10,523     1,699
  Benefit of net operating loss
   carryforwards.................       --          --          --      (2,431)
  Domestic amortization of cost
   over net assets of acquired
   business......................      1,664        --         1,295       637
  Foreign goodwill amortization..        221        --           642       836
  State income tax, net of
   federal income tax benefit....       (171)      1,012         486       493
  Tax expense from foreign
   subsidiaries' dividends.......       --           899       1,226       594
  Other..........................      3,521       1,628         303      (549)
                                    --------     -------     -------   -------
                                    $(17,234)    $ 9,984     $10,663   $12,203
                                    ========     =======     =======   =======

  The Company paid cash totaling $2,654,000, $11,478,000, $13,666,000 and
$18,356,000 for income taxes during the nine months ended December 31, 1995, and December 31, 1994, and in fiscal years 1995 and 1994, respectively.

  Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are included in other current assets or other assets depending on the timing of the expected realization. The deferred tax benefit for the periods shown represents the effect of changes in the amounts of temporary differences during those periods.

                                 BANCTEC, INC.

  Deferred tax assets (liabilities), as determined under the provisions of SFAS 109, were comprised of the following:

                                                         DECEMBER 31, MARCH 26,
                                                             1995       1995
                                                         ------------ ---------
                                                             (IN THOUSANDS)
      Gross deferred tax liability:
        Foreign and other tax credits...................   $   (547)  $   (547)
        Depreciation....................................       --         (647)
                                                           --------   --------
      Total deferred tax liability......................       (547)    (1,194)
      Gross deferred tax assets:
        Inventory reserves..............................     24,119     26,161
        Acquisition & restructuring charges.............     18,759      1,217
        Net operating losses............................     47,418     41,448
        Taxes paid on intercompany profits..............        585      1,076
        Unrealized foreign exchange gains...............        468        103
        Alternative minimum tax credit carryforward.....       --        1,134
        Depreciation....................................      1,409       --
        Tax deductible foreign reserves.................        422        239
        Deferred revenues...............................      4,819      4,937
        Other...........................................        300        445
                                                           --------   --------
        Gross deferred tax assets.......................     98,299     76,760
        Deferred tax assets valuation reserve...........    (57,598)   (56,047)
                                                           --------   --------
      Net deferred tax asset............................   $ 40,154   $ 19,519
                                                           ========   ========

  The Company has net operating loss carryforwards which expire as follows:
1996 though 1999, $23,300,000; 2000 through 2009, $65,121,000; and indefinite,
$28,405,000.

  The net change in the deferred tax asset valuation reserve for the nine months ended December 31, 1995, and in fiscal year ended March 26, 1995, was $1,551,000, and $22,366,000, respectively, and is attributable to the increase in the net operating loss carryforwards of the Company's domestic and various foreign subsidiaries.

  Undistributed earnings of foreign subsidiaries were approximately $14,243,000, $18,976,000, $17,514,000 and $14,031,000 at December 31, 1995,
December 31, 1994, March 26, 1995, and March 27, 1994, respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.

NOTE K--STOCKHOLDERS' EQUITY

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

                                 BANCTEC, INC.

EMPLOYEE STOCK AWARD PLANS

  At December 31, 1995, a total of 3,948,661 shares of common stock were reserved for issuance under the Company's stock award plans. At December 31, 1995, 433,468 shares were available for future grant. In general, the plans provide for the granting of options or restricted shares to key employees. A summary of the key provisions of each type award is as follows:

 Stock Options

  In general, the plans provide for the granting of options at not less than fair market value of the stock at the grant date. Options issued vest periodically as defined in the plans. At December 31, 1995, options to purchase 3,515,193 shares were outstanding, of which options to purchase 2,208,434 shares were vested and could be exercised.

  A summary of activity in the Company's stock option plans is as follows:

                                                                  OPTION PRICE
                                                        SHARES      PER SHARE
                                                       ---------  -------------
      Options outstanding--March 27, 1994............. 3,088,592  $4.83--$28.39
      Granted.........................................   890,550  12.08-- 27.76
      Exercised.......................................  (439,187)  4.83-- 23.53
      Forfeited.......................................  (202,154)  5.42-- 23.53
                                                       ---------
      Options outstanding--March 26, 1995............. 3,337,801   4.83-- 28.39
      Granted.........................................   538,050  15.38-- 19.98
      Exercised.......................................  (149,786)  4.83-- 16.63
      Forfeited.......................................  (210,872)  4.83-- 27.75
                                                       ---------
      Options outstanding--December 31, 1995.......... 3,515,193  $4.83--$28.39
                                                       =========

 Restricted Stock Awards

  The Board of Directors periodically awards restricted stock to key employees as compensation. Vesting is pro rata and is subject to future service. Unearned compensation is charged for the market value of the shares on the date of grant and is amortized to expense over the vesting period. Such amount is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During the nine months ended December 31, 1995, 22,475 shares were awarded and unearned compensation of $380,936 was recorded. During the fiscal year ended March 26, 1995, 6,203 restricted shares were awarded and unearned compensation of $141,118 was recorded. Vesting on such shares ranges from 3 years to 21 years. During the nine months ended December 31, 1995, and December 31, 1994, and in fiscal years 1995 and 1994, $199,607,
$170,278, $227,037 and $188,100, respectively, was amortized to expense. Also during the nine month period ended December 31, 1995, the Company cancelled 31,270 shares reserved for key employees who are no longer with the Company. This resulted in a reduction to unearned compensation of $471,300.

 Employee Stock Purchase Plan

  The Company has an employee stock purchase plan under which 141,257 shares of common stock were reserved at December 31, 1995. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the exercise period. During the nine months ended December 31, 1995, and the fiscal year ended March 31, 1995, the Company issued 21,835 and 47,630 shares, respectively, under the plan.

                                 BANCTEC, INC.

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

  If any person becomes the beneficial owner of 35% or more of the Company's common stock, other than pursuant to certain tender or exchange offers described in the Plan, or if the Company is the surviving corporation in a merger with a 20%-or-more stockholder and its common shares are not changed or converted, or if a 20%-or-more stockholder engages in certain self-dealing transactions with the Company, then each right not owned by such person or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the right's exercise price. In addition, after any person has become a 20%-or-more stockholder, (i) if the Company is involved in a merger or other business combination transaction in which it is not the continuing or surviving corporation (other than a merger described in the previous sentence or a merger that follows a certain tender or exchange offer described in the Plan), or (ii) if the Company sells 50% or more of its assets or earning power, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price by a stockholder.

  The Company will generally be entitled to redeem the rights at $.05 per right at any time until the fifteenth day (subject to certain limited extensions) following public announcement that a 20% position has been acquired.

NOTE L--EMPLOYEE BENEFIT PLANS

  Through December 31, 1995, the Company had two employee savings plans for substantially all full-time U.S. employees. The Employee Savings Plan was available to existing Company employees prior to the acquisition of Recognition. The ESOP Flex/Save Plan was available to existing Recognition employees prior to the acquisition. Effective January 1, 1996, the ESOP Flex/Save Plan has been merged with the existing Employee Savings Plan.

  The Employee Savings Plan allows substantially all full-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. The Company elected to contribute 2.0%, 1.1%, 1.1% and 1.4% of the qualifying participant's base salary during the nine months ended December 31, 1995, and December 31, 1994, and in fiscal years 1995 and 1994, respectively. Amounts expensed under the plan for the periods noted were $691,000, $450,000, $600,000 and $597,000, respectively.

  The ESOP Flex/Save Plan allowed substantially all full-time U.S. employees to make contributions as defined by Section 401(k) of the Internal Revenue Code. Each year an allocation of shares of stock is made to plan members.

                                 BANCTEC, INC.

  Shares allocated to the plan during the nine months ended December 31, 1995 and December 31, 1994 and in fiscal years 1995 and 1994 were 52,118, 52,118, 69,491 and 69,491, respectively. Amounts expensed under this plan for the periods noted were $827,000, $696,000, $930,000 and $920,000, respectively.

  The Company provides no material postretirement benefits to its employees.

NOTE M--COMMITMENTS AND CONTINGENCIES

  The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the nine months ended December 31, 1995, and December 31, 1994, and fiscal years 1995 and 1994 was $6,772,000, $8,609,000,
$11,479,000, and $9,412,000, respectively.

  Future minimum payments under non-cancelable operating leases are approximately as follows:

      CALENDAR YEAR                                               (IN THOUSANDS)
      -------------                                               --------------
      1996.......................................................    $ 7,759
      1997.......................................................      5,746
      1998.......................................................      4,029
      1999.......................................................      2,819
      2000.......................................................      2,192
      Thereafter.................................................      4,666
                                                                     -------
                                                                     $27,211
                                                                     =======

  The Company has the option to renew operating leases on its facilities at the end of the current lease terms.

  At December 31, 1995, the Company was contingently liable for approximately $392,000 under letters of credit issued primarily in connection with performance guarantees on customer sales contracts.

  The Company and its subsidiaries are parties to various legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company, any liability that may ensue would not have a significant impact on the financial position or results of operations of the Company.

                                 BANCTEC, INC.

NOTE N--GEOGRAPHIC OPERATIONS

  The Company operates in the following geographic areas: the United States, Europe, including the United Kingdom and Scandinavia, and other international areas consisting primarily of Australia, Japan, and Canada. Interarea sales to affiliates are accounted for at established transfer prices.

  Sales and operating income for the nine months ended December 31, 1995 and December 31, 1994 and fiscal years 1995 and 1994 , and identifiable assets at the end of each of those periods, classified by geographic area, are as follows:

                                                  OTHER
                               UNITED             INTER-   ELIMINA-  CONSOLI-
                               STATES   EUROPE   NATIONAL   TIONS     DATED
                              --------  -------  --------  --------  --------
                                            (IN THOUSANDS)
Nine months ended December
 31, 1995
  Sales to unaffiliated
   customers................. $285,947  $56,855  $41,182   $   --    $383,984
  Interarea sales to
   affiliates................   10,096      655     --      (10,751)     --
  Operating loss.............  (52,992)  (2,987)  (5,235)    (2,757)  (63,971)
  Identifiable assets........  351,517   69,518   37,692    (18,379)  440,348
Nine months ended December
 31, 1994 (Unaudited)
  Sales to unaffiliated
   customers................. $279,472  $56,290  $53,981   $   --    $389,743
  Interarea sales to
   affiliates................   12,795    1,493     --      (14,288)     --
  Operating income (loss)....   (8,698)   2,172    2,249      4,283         6
  Identifiable assets........  409,111   79,043   49,440    (40,161)  497,433
Fiscal Year 1995
  Sales to unaffiliated
   customers................. $370,809  $72,243  $73,880   $   --    $516,932
  Interarea sales to
   affiliates................   18,490    2,157        1    (20,648)     --
  Operating income (loss)....   (7,178)   2,684    3,605         (9)     (898)
  Identifiable assets........  399,965   82,726   49,830    (30,763)  501,758
Fiscal Year 1994
  Sales to unaffiliated
   customers................. $331,820  $77,612  $68,684   $   --    $478,116
  Interarea sales to
   affiliates................   34,241    1,605     --      (35,846)     --
  Operating income...........   26,562    1,486    4,227      4,054    36,329
  Identifiable assets........  390,941   74,281   43,567    (19,301)  489,488

NOTE O--RELATED PARTIES

  In fiscal 1992, the Company and Thomson established a joint venture company, ScanData N.V., with exclusive rights to market and service various products provided by the Company and Thomson in specified territories, consisting of continental Europe, Scandinavia and North Africa. Included in trade accounts payable at December 31, 1995, and March 26, 1995, are $3,051,000 and $6,713,000, respectively, payable to Thomson.

                                 BANCTEC, INC.

NOTE P--SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                        NINE MONTHS ENDED DECEMBER 31, 1995
                                      ------------------------------------------
                                         Q1        Q2        Q3        TOTAL
                                      --------- --------- ---------  -----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.............................. $ 124,659 $ 134,322 $ 125,003  $ 383,984
Gross profit.........................    36,554    37,110   (12,183)    61,481
Net income (loss)....................     3,679     4,657   (61,817)   (53,481)
Fully diluted net income (loss) per
 share............................... $    0.18 $    0.23 $   (3.02) $   (2.63)

  Includes pretax charges of $85,187,000 during the third quarter. See Note D for a further discussion of these charges.

  Due to the impact of stock prices on the computation of earnings per share, net income per share as presented does not equal the sum of the quarters.

                                          YEAR ENDED MARCH 26, 1995
                                 ---------------------------------------------
                                    Q1       Q2       Q3        Q4     TOTAL
                                 -------- -------- --------  -------- --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue......................... $119,814 $135,802 $122,873  $138,443 $516,932
Gross profit....................   38,616   40,551   19,092    37,469  135,728
Net income (loss)...............    3,944    2,262  (22,359)      545  (15,608)
Fully diluted net income (loss)
 per share...................... $   0.19 $   0.11 $  (1.10) $   0.03 $  (0.77)

  Includes pretax charges of $24,982,000 and $650,000 during the third and fourth quarters, respectively. See Note D for a further discussion of these charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1996 annual meeting of stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1996 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1996 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1996 annual meeting of stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) and (2) Financial Statements: See Index to Financial Statements and Schedules on page 44.

  (b) Reports on Form 8-K:

    (i) October 12, 1995, Closing of the Acquisition of Recognition International Inc. and Change in Fiscal Year

  (c) Exhibits

  3.1 --Certificate of Incorporation.(4)
  3.2 --By-Laws.(4)
  4.1 --Rights Agreement dated June 16, 1988.(1)
  4.2 --Indenture dated as of April 3, 1986, and First Supplemental Indenture dated as of November 1, 1987, between Recognition International Inc. and
       MBank Dallas, National Association, as Trustee, with respect to the 7
       1/4% Convertible Subordinated Debentures due 2011.(4)
  4.3 --Second Supplemental Indenture dated as of October 12, 1995, between the
       Company and Texas Commerce Bank, National Association, as successor trustee to MTrust Corp., as successor trustee to MBank Dallas, National
       Association with respect to the 7 1/4% Convertible Subordinated
       Debentures due 2011.(4)
 10.1 --Credit Agreement dated February 22, 1996, among the Company, its
       Subsidiaries and Texas Commerce Bank National Association, as Agent.(4)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10.2 --BancTec, Inc. 1989 Stock Plan.(4)
 10.3 --BancTec, Inc. 1982 Nonqualified Stock Option Plan, as amended.(2)
 10.4 --Employment Agreement with Grahame N. Clark, Jr. dated November 5,
       1995.(4)
 10.5 --Employment Agreement with Norton A. Stuart dated May 28, 1992.(3)
 10.6 --Employment Agreement with Tod V. Mongan dated November 5, 1995.(4)
 10.7 --Employment Agreement with Raghavan Rajaji dated September 27, 1995.(4)
 10.8 --Form of Indemnification Agreement between the Company and each of its Directors and Officers.(4)
 10.9 --Agreement with Norton A. Stuart dated February 11, 1994.(4)
 11.1 --Statement re: computation of net income per share.(4)
 21.1 --Subsidiaries.(4)
 23.1 --Consent of Arthur Andersen LLP.(4)
 23.2 --Consent of Price Waterhouse LLP.(4)
 27.0 --Selected Financial Data.(5)

--------
(1) Incorporated by reference to the Company's Form 8-A filed on July 6, 1988.
(2) Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 30, 1987, and incorporated herein by reference.
(3) Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 28, 1993, and incorporated herein by reference.
(4) Filed herewith.
(5) Filed electronically only.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BANCTEC, INC.

                                                /s/ Grahame N. Clark, Jr.
                                          By___________________________________
                                                  Grahame N. Clark, Jr.
                                                 Chairman of the Board,
                                              President and Chief Executive
                                                         Officer

Dated: March 29, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/  Grahame N. Clark, Jr.        Chairman of the Board,          March 29, 1996
____________________________________ President and Chief
       Grahame N. Clark, Jr.         Executive Officer and
                                     Director (Principal
                                     Executive Officer)

       /s/ Raghavan Rajaji           Senior Vice President,          March 29, 1996
____________________________________ Treasurer and Chief
          Raghavan Rajaji            Financial Officer (Principal
                                     Financial Officer)

      /s/ Michael D. Kubic           Vice President, Controller      March 29, 1996
____________________________________ and Assistant Treasurer
          Michael D. Kubic           (Principal Accounting
                                     Officer)

     /s/ Michael E. Faherty          Director                        March 29, 1996
____________________________________
         Michael E. Faherty

       /s/ Paul J. Ferri             Director                        March 29, 1996
____________________________________
           Paul J. Ferri

       /s/ Rawles Fulgham            Director                        March 29, 1996
____________________________________
           Rawles Fulgham

       /s/ Thomas G. Kamp            Director                        March 29, 1996
____________________________________
           Thomas G. Kamp

         /s/ A.A. Meitz              Director                        March 29, 1996
____________________________________
             A.A. Meitz

      /s/ Michael A. Stone           Director                        March 29, 1996
____________________________________
          Michael A. Stone

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

    /s/ Norton A. Stuart, Jr.        Director                        March 29, 1996
____________________________________
       Norton A. Stuart, Jr.

      /s/ Merle J. Volding           Director                        March 29, 1996
____________________________________
          Merle J. Volding

                                 BANCTEC, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Report of Independent Public Accountants............................... 14-15
Consolidated Balance Sheets at December 31, 1995, and March 26, 1995... 16-17
Consolidated Statements of Operations for the nine months ended Decem-
 ber 31, 1995, and
 December 31, 1994 (unaudited), and the fiscal years ended March 26,
 1995, and March 27, 1994..............................................    18
Consolidated Statements of Cash Flows for the nine months ended Decem-
 ber 31, 1995, and
 December 31, 1994 (unaudited), and the fiscal years ended March 26,
 1995, and March 27, 1994..............................................    19
Consolidated Statements of Stockholders' Equity for the nine months ended December 31, 1995, and the fiscal years ended March 26, 1995,
 and March 27, 1994....................................................    20
Notes to Consolidated Financial Statements............................. 21-39
SUPPLEMENTAL SCHEDULES
Schedule II--Valuation and Qualifying Accounts for the nine months ended December 31, 1995, and the fiscal years ended March 26, 1995,
 and March 27, 1994....................................................    47

  All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of BancTec, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in BancTec, Inc.'s Form 10-K, and have issued our report thereon dated March 12, 1996. We did not audit the consolidated financial statements of Recognition International Inc., a company acquired during 1995 in a transaction accounted for as a pooling of interests, for each of the two years in the period ended October 31, 1994, as discussed in Note C to Notes to the Consolidated Financial Statements. Such statements are included in the consolidated financial statements of BancTec, Inc. after restatement to reflect certain adjustments also set forth in Note C and reflect total revenues of 42 percent for the year ended March 26, 1995, and 48 percent for the year ended March 27, 1994, of the related consolidated totals. The financial statements of Recognition International Inc. prior to those adjustments were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Recognition International Inc., is based solely upon the report of the other auditors. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
March 12, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Recognition International Inc.

  Our audits of the consolidated financial statements referred to in our report dated December 7, 1994 appearing in the 1994 Annual Report to Stockholders of Recognition International Inc. also included an audit of the Financial Statement Schedules listed in Item 14(a) of such Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Dallas, Texas,
December 7, 1994

                                                                    SCHEDULE II

                                 BANCTEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

    FOR THE NINE MONTHS ENDED DECEMBER 31, 1995, AND THE FISCAL YEARS ENDED
                      MARCH 26, 1995, AND MARCH 27, 1994
                                (IN THOUSANDS)

           COLUMN A               COLUMN B       COLUMN C         COLUMN D     COLUMN E
           --------              ---------- ------------------- ------------- ----------
                                                 ADDITIONS
                                            -------------------
                                 BALANCE AT CHARGED TO                        BALANCE AT
                                 BEGINNING  COSTS AND                           END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS  OF PERIOD   EXPENSES  OTHER(A) DEDUCTIONS(B)   PERIOD
-------------------------------  ---------- ---------- -------- ------------- ----------
Nine months ended Decem-
 ber 31, 1995...........           $4,313     $8,471     $ --      $(1,213)    $11,571
Year ended March 26,
 1995...................           $3,515     $1,953     $ 68      $(1,223)    $ 4,313
Year ended March 27,
 1994...................           $2,940     $  967     $ --      $  (392)    $ 3,515

--------
(A) Change in the allowance account for the five month period November 1, 1994, to March 26, 1995, for Recognition.
(B) Write-off of uncollectible accounts.