Form 10-Q
period 1996-03-31
BANCTEC INC
filed 1996-05-15
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, 214/450-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X        No
                                               ----------       ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             OUTSTANDING AT
     CLASS                                    MAY 6, 1996
     -----                                 -----------------

Common Stock, $.01 par value                  20,316,369

                                 BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS
                                                                             MARCH 31,   DECEMBER 31,
                                                                               1996          1995
                                                                             ---------   ------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents including restricted amounts of $746 at
     March 31, 1996 and $1,547 at December 31, 1995                           $ 24,846       $ 22,010
  Short-term investments including restricted amounts of $4,567 at
     March 31, 1996 and $4,851 at December 31, 1995                              4,649          4,864
  Accounts receivable, less allowance for doubtful accounts of
    $10,858 at March 31, 1996 and $11,571 at December 31, 1995                 130,402        106,189
  Inventories                                                                   84,567         76,930
  Current deferred tax asset                                                    16,765         16,764
  Other current assets                                                           9,588          9,109
                                                                              --------       --------
      TOTAL CURRENT ASSETS                                                     270,817        235,866

PROPERTY, PLANT AND EQUIPMENT - NET                                             76,639         75,557
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES,
   less accumulated amortization of $21,013 at March 31, 1996 and $19,685
   at December 31, 1995                                                         97,282         91,503
OTHER INTANGIBLE ASSETS, less accumulated amortization of
   $6,981 at March 31, 1996 and $6,814 at December 31, 1995                      1,189          1,607
LONG-TERM DEFERRED TAX ASSET                                                    23,390         23,390
OTHER ASSETS                                                                    10,960         12,425
                                                                              --------       --------
                                                                              $480,277       $440,348
                                                                              ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facility                                                  $ 42,662       $ 21,542
   Current maturities of long-term debt                                         11,341         13,593
   Trade accounts payable                                                       27,848         24,243
   Other accrued expenses and liabilities                                       89,460         87,098
   Deferred revenue                                                             44,002         38,024
   Income taxes payable                                                          9,385          4,280
                                                                              --------       --------
      TOTAL CURRENT LIABILITIES                                                224,698        188,780
                                                                              --------       --------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                         74,197         82,972
                                                                              --------       --------
OTHER LIABILITIES                                                               12,097         12,395
                                                                              --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock-authorized, 1,000 shares of $.01 par value:
      Series A - No shares issued and outstanding                                   -              -
      Series B - No shares issued and outstanding                                   -              -
   Common stock-authorized, 45,000 shares of $.01 par value:
      issued and outstanding, 20,254 at March 31, 1996
      and 19,919 at December 31, 1995                                              202            199
   Treasury stock                                                                 (388)          (388)
   Additional paid-in capital                                                  195,148        191,709
   Accumulated deficit                                                         (20,452)       (29,134)
   Foreign currency translation adjustments                                     (2,210)        (2,866)
   Unearned compensation                                                        (3,015)        (3,319)
                                                                              --------       --------
      TOTAL STOCKHOLDERS' EQUITY                                               169,285        156,201
                                                                              --------       --------
                                                                              $480,277       $440,348
                                                                              ========       ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                    MARCH 31,   MARCH 26,
                                                      1996        1995
                                                    ---------   ---------
REVENUE:
    Equipment and software                           $ 80,604    $ 77,035
    Maintenance and other services                     59,449      61,408
                                                     --------    --------
                                                      140,053     138,443
                                                     --------    --------
COST OF SALES:
    Equipment and software                             54,797      55,418
    Maintenance and other services                     44,912      45,556
                                                     --------    --------
                                                       99,709     100,974
                                                     --------    --------
GROSS PROFIT                                           40,344      37,469
                                                     --------    --------
OPERATING EXPENSES:
   Product development                                  3,908       5,624
   Selling, general & administrative                   19,809      27,057
   Goodwill amortization                                1,212       2,831
                                                     --------    --------
                                                       24,929      35,512
                                                     --------    --------
INCOME FROM OPERATIONS                                 15,415       1,957
                                                     --------    --------
OTHER INCOME (EXPENSE):
   Interest income                                        274         778
   Interest expense                                    (2,244)     (2,731)
   Sundry-net                                             121         641
                                                     --------    --------
                                                       (1,849)     (1,312)
                                                     --------    --------
INCOME BEFORE INCOME
   TAXES                                               13,566         645

INCOME TAX PROVISION                                    4,884         100
                                                     --------    --------
NET INCOME                                           $  8,682    $    545
                                                     ========    ========
NET INCOME PER SHARE:

          Primary                                       $0.43       $0.03
          Fully diluted                                 $0.42           -

 COMMON SHARES AND COMMON SHARE
      EQUAVALENTS USED IN COMPUTING PER
      SHARE AMOUNTS:

          Primary                                      20,417      20,100
          Fully diluted                                22,154           -


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          MARCH 31,   MARCH 26,
                                                          1996        1995
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $  8,682    $    545
 Adjustments to reconcile net income to cash flows
  provided by (used in) operating activities:
   Depreciation and amortization                             8,447      11,241
   Deferred income tax expense (benefit)                      (236)     (2,792)
   Loss due to disposition of  property, plant
    and equipment                                               -        1,321
   Other non-cash items                                       (458)      2,256
   Increase in accounts receivable                         (26,250)    (10,538)
   (Increase) decrease in inventories                       (8,043)      5,446
   (Increase)decrease in other assets                          475      (3,859)
   Increase in trade accounts payable                        5,563       2,194
   Increase in deferred revenue                              6,240       4,710
   Increase in other accrued expenses
    and liabilities                                          7,845      13,333
                                                          --------    --------
     CASH FLOWS PROVIDED BY  OPERATING
      ACTIVITIES                                             2,265      23,857
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                 (7,330)    (10,288)
 Purchase of businesses, net of cash acquired               (7,136)     (2,186)
 Additions to capitalized software                              -         (295)
 Other                                                          35        (419)
                                                          --------    --------
     CASH FLOWS USED IN INVESTING ACTIVITIES               (14,431)    (13,188)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of current portion of long-term debt and
  capital lease obligations                                 (5,363)     (2,392)
 Payments of long-term borrowings                           (5,350)         -
 Proceeds from short-term borrowings                        22,000           5
 Payments of short-term borrowings                            (500)        (49)
 Repurchase of common stock                                     -         (574)
 Proceeds from sales and issuances of common stock           4,267       1,252
                                                          --------    --------
     CASH FLOWS  PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                            15,054      (1,758)
                                                          --------    --------

EFFECT of EXCHANGE RATE CHANGES ON CASH                        (52)       (702)
                                                          --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    2,836       8,209

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              22,010      42,997
                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 24,846    $ 51,206
                                                          ========    ========

SUPPLEMENTAL DISCLOSURE INFORMATION:
 Cash paid during the period for:
      Interest                                            $  1,463    $  3,664
      Income taxes                                             715       1,279

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

     The Company currently uses calendar quarters for quarterly reporting. The Company's fiscal year ends on December 31.

     The consolidated balance sheet at March 31, 1996, and the consolidated statements of operations and cash flows for the interim periods ending March 31, 1996 and March 26, 1995, included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.

     The Company's consolidated statements of operations and cash flows for the interim period ending March 26, 1995, have been restated to reflect its merger with Recognition International Inc., ("Recognition"), under the pooling of interests method of accounting. The amounts disclosed include the Company's results for the three months ended March 26, 1995, combined with Recognition's results for the three months ended October 31, 1994.

     Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options and convertible subordinated debentures, when applicable.

2.   INVENTORIES CONSISTED OF THE FOLLOWING:

                                                        MARCH 31,  DECEMBER 31,
                                                          1996        1995
                                                        ---------  ------------
                                                            (IN THOUSANDS)
     Raw materials                                       $21,923      $22,644
     Work-in-progress                                     24,790       20,195
     Finished goods                                       37,854       34,091
                                                         -------      -------
                                                         $84,567      $76,930
                                                         =======      =======

3.   PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                                        MARCH 31,  DECEMBER 31,
                                                          1996        1995
                                                        ---------  ------------
                                                            (IN THOUSANDS)
     Land                                               $   3,030   $   2,062
     Field support spare parts                             87,003      96,657
     Machinery and equipment                               62,750      63,663
     Furniture, fixtures and other                         27,459      26,515
     Buildings                                             22,743      23,693
                                                        ---------   ---------
                                                          202,985     212,590
     Accumulated depreciation                            (126,346)   (137,033)
                                                        ---------   ---------
                                                        $  76,639   $  75,557
                                                        =========   =========

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

4.   OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                                        MARCH 31,  DECEMBER 31,
                                                          1996        1995
                                                        ---------  ------------
                                                              (IN THOUSANDS)
     Salaries, wages and other compensation              $22,708      $19,604
     Accrued taxes, other than income taxes                6,640        6,391
     Advances from customers                              19,879       16,340
     Accrued invoices and costs                            6,081        2,949
     Accrued merger charges and other costs               20,950       25,426
     Other                                                13,202       16,388
                                                         -------      -------
                                                         $89,460      $87,098
                                                         =======      =======

5.   CHARGES

     During the nine months ended December 31, 1995, the Company incurred pretax charges of $85,187,000 for the integration of the Company and Recognition. During prior periods, Recognition had incurred various pretax charges to consolidate certain operations and close its Charlotte, North Carolina facility. At December 31, 1995, the Company had accruals of approximately $23,400,000 recorded in other accrued expenses and liabilities for remaining obligations related to these charges.


     At March 31, 1996, the Company's remaining accruals relating to these charges was approximately $18,400,000. The decrease from December 31, 1995 primarily resulted from the payment of termination benefits of $2,800,000 and professional fees of $1,700,000 paid during the first quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 WITH THE COMBINED THREE MONTHS
- ------------------------------------------------------------------------------
ENDED MARCH 26, 1995 FOR BANCTEC AND THREE MONTHS ENDED OCTOBER 31, 1994 FOR
- ----------------------------------------------------------------------------
RECOGNITION
- -----------

Total Revenue of $140.1 million increased by $1.6 million or 1.2% compared to the same reporting period in the prior year. Revenue from equipment and software increased by $3.6 million due to additional image and community banking software revenue offset in part by lower hardware revenue from several mature product lines. Revenue from maintenance and other services decreased by $2.0 million as several contracts for maintenance of older Recognition systems were not renewed. The deterioration in Recognition maintenance revenue was partially offset by continued growth in network maintenance services.

Consolidated gross profit of $40.3 million increased by $2.9 million or 7.7% compared to the same reporting period in the prior year primarily due to the replacement of low margin network integration revenue with higher margin equipment and software revenue. Gross profit from maintenance and other services decreased by $1.3 million as a result of the loss of the higher margin contracts noted above offset in part by the increase in network maintenance services revenue.

Operating expenses of $24.9 million were reduced by $10.6 million from the prior comparable period. The improvement resulted from the combination of lower spending as a result of cost savings from the acquisition and a non-recurring charge of $4.3 million taken in the prior year by the Company to settle a litigation claim and for reorganization of its North American operations.

Sundry income of $0.1 million decreased by $0.5 million from the prior comparable period due to prior period foreign currency translation gains which did not reoccur during the current quarter.

The income tax provision of $4.9 million increased by $4.8 million over the prior comparable period due to the increase in pretax profit. The effective tax rate is expected to be 36% for the current year.

Net income of $8.7 million increased by $8.1 million from the prior comparable period. Earnings per share of $0.42 increased by $0.39 from the prior comparable period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing and, to a lesser extent, by sales of capital stock under employee stock option and stock purchase plans.

At March 31, 1996, the Company had the following debt instruments in place: 1) Term loan, 2) Revolving Credit Facility, 3) 7-1/4% Convertible Subordinated Debentures and 4) Foreign Bank Loan. The outstanding balance on the Term Loan at March 31, 1996 was $40.8 million which is payable in quarterly installments of $2.7 million with the final payment due on December 31, 1999. The Company has available a revolving credit facility of $50.0 million with an outstanding balance of $31.4 million as of March 31, 1996. This balance includes $0.3 million in recognized but unrealized losses resulting from converting certain notes to foreign currencies which is permitted under its credit agreement. The Company also has outstanding $43.7 million of 7-1/4% Convertible Subordinated Debentures as of March 31, 1996. The convertible debentures are subordinated to all senior indebtedness with annual sinking fund requirements of $2.3 million. In March of 1996 the Company purchased $8.0 million of the convertible debentures in the open market thereby fulfilling its sinking fund obligations for the next three years. A foreign bank loan of $5.3 million which is secured by cash, cash equivalents and short-term investments was also outstanding as of March 31, 1996. Refer to Note G in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a further discussion of these debt instruments.

The Company also has available uncommitted lines of credit with a group of banks. Under this uncommitted line, the Company had outstanding $6.0 million in obligations as of March 31, 1996.

Cash requirements for completion of the Recognition merger are expected to be met from funds from operations.

The Company's current ratio was 1.2 to 1 as of March 31, 1996. Cash and cash equivalents increased by $2.8 million from the start of the current fiscal year primarily as a result of operating activities.

Accounts receivable increased by $24.2 million due to the increased revenue in the quarter and the timing of when that revenue was recognized during the quarter.

Inventory increased by $7.6 million due to a combination of inventory purchased in Canada for use in a network integration project and higher finished goods levels on several contracts with longer development cycles.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


The excess of cost over net assets of acquired businesses increased by $5.8 million reflecting the purchase in March of the Company's joint venture partners' remaining interest in the ScanData Joint Venture less the normal quarterly amortization of costs.

The balance in the revolving credit facility increased by $21.1 million as a result of funds utilized to purchase the joint venture interest, the purchase of convertible debentures in the open market and funds used for on-going operating needs.

Current maturities of long-term debt decreased by $2.3 million as a result of the Company meeting its convertible debentures sinking fund obligations through the purchase of debentures in the open market.

Deferred revenue increased by $6.0 million due to a prepayment received from a customer on a system scheduled for delivery in the second half of the current fiscal year.

The income tax payable liability increased by $5.1 million due to the Company's strong first quarter financial performance.

The balance in long-term debt decreased by $8.8 million as a result of the normal scheduled quarterly debt payment and the purchase of convertible debentures in the open market.

The additional paid-in capital in the Stockholders' Equity increased by $3.4 million primarily due to stock options exercised by former executives of the Company.

The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations, and is not aware of any trends, demands or commitments which would have a material adverse impact on the Company's long or short-term liquidity.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a)  Exhibits

              11.1  Computation of Net Income Per Share

              27.0  Financial Data (Electronic Filing Only)


          b)  Reports on Form 8-K

              Report on Form 8-K/A was filed on May 1, 1996.


              This document disclosed historical financial results of the combination of the Company and Recognition on a quarterly basis from January 1, 1994 to December 31, 1995.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BANCTEC, INC.



                                      /s/ Michael D. Kubic
                                      -----------------------------------------
                                      Michael D. Kubic
                                      Vice President, Controller and
                                         Assistant Treasurer


Dated:   May 15, 1996