Form 10-Q
period 1996-06-30
BANCTEC INC
filed 1996-08-12
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1996

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, 214/450-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X        No
                                               -----------      -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
          CLASS                                     AUGUST 5, 1996
          -----                                  --------------------

Common Stock, $.01 par value                          20,410,740

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                                   June 30,         December 31,
                                                                                    1996               1995
                                                                                  ----------        -----------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents including restricted amounts of $644 at
      June 30, 1996 and $1,547 at December 31, 1995                                $ 20,045           $ 22,010
  Short-term investments including restricted amounts of $4,551 at
     June 30, 1996 and $4,851 at December 31, 1995                                    4,551              4,864
  Accounts receivable, less allowance for doubtful accounts of
    $10,898 at June 30, 1996 and $11,571 at December 31, 1995                       131,151            106,189
  Inventories                                                                        89,889             76,930
  Current deferred tax asset                                                         16,764             16,764
  Other current assets                                                                9,695              9,109
                                                                                   --------           --------
       TOTAL CURRENT ASSETS                                                         272,095            235,866
PROPERTY, PLANT AND EQUIPMENT  - NET                                                 79,998             75,557
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES,
   less accumulated amortization of $22,320 at June 30, 1996 and
   $19,685 at December  31, 1995                                                     95,991             91,503
OTHER INTANGIBLE ASSETS, less accumulated amortization of
   $7,137 at June 30, 1996 and $6,814 at December 31, 1995                            1,034              1,607
LONG-TERM DEFERRED TAX ASSET                                                         23,390             23,390
OTHER ASSETS                                                                         11,578             12,425
                                                                                   --------           --------
                                                                                   $484,086           $440,348
                                                                                   ========           ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                                     $ 42,592           $ 21,542
   Current maturities of long-term debt                                              11,429             13,593
   Trade accounts payable                                                            25,851             24,243
   Other accrued expenses and liabilities                                            89,404             87,098
   Deferred revenue                                                                  38,216             38,024
   Income taxes payable                                                              13,612              4,280
                                                                                   --------           --------
              TOTAL CURRENT LIABILITIES                                             221,104            188,780
                                                                                   --------           --------
LONG-TERM DEBT, less current maturities                                              71,240             82,972
                                                                                   --------           --------
OTHER LIABILITIES                                                                    11,892             12,395
                                                                                   --------           --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock-authorized 1,000 shares OF $.01 par value:
       Series A - no shares issued and outstanding                                        -                -
       Series B - no shares issued and outstanding                                        -                -
    Common stock-authorized, 45,000 shares of $.01 par value;
        issued and outstanding, 20,398 at June 30, 1996 and 19,919
        at December 31, 1995                                                            204                199
    Treasury stock                                                                     (388)              (388)
    Additional paid-in-capital                                                      196,459            191,709
    Accumulated deficit                                                             (11,186)           (29,134)
    Foreign currency translation adjustments                                         (2,528)            (2,866)
    Unearned compensation                                                            (2,711)            (3,319)
                                                                                   --------           --------
              TOTAL STOCKHOLDERS' EQUITY                                            179,850            156,201
                                                                                   --------           --------
                                                                                   $484,086           $440,348
                                                                                   ========           ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                   JUNE 30,   JUNE 25,    JUNE 30,    JUNE 25,
                                     1996       1995        1996        1995
                                   ---------  ---------  ----------  ----------
REVENUE:
    Equipment and software         $ 74,417   $ 63,420    $155,021    $140,455
    Maintenance and other services   59,577     61,239     119,026     122,647
                                   --------   --------    --------    --------
                                    133,994    124,659     274,047     263,102
                                   --------   --------    --------    --------

COST OF SALES:
    Equipment and software           49,804     41,820     104,601      97,238
    Maintenance and other services   44,121     46,285      89,033      91,841
                                   --------   --------    --------    --------
                                     93,925     88,105     193,634     189,079
                                   --------   --------    --------    --------

GROSS PROFIT                         40,069     36,554      80,413      74,023
                                   --------   --------    --------    --------

OPERATING EXPENSES:
   Product development                4,094      4,199       8,002       9,823
   Selling, general &
    administrative                   18,422     22,155      38,231      49,212
   Goodwill amortization              1,409      1,712       2,621       4,543
                                   --------   --------    --------    --------
                                     23,925     28,066      48,854      63,578
                                   --------   --------    --------    --------

INCOME FROM OPERATIONS               16,144      8,488      31,559      10,445
                                   --------   --------    --------    --------
OTHER INCOME (EXPENSE):
   Interest income                      300        835         574       1,613
   Interest expense                  (1,829)    (2,543)     (4,073)     (5,274)
   Sundry-net                          (140)       518         (19)      1,159
                                   --------   --------    --------    --------
                                     (1,669)    (1,190)     (3,518)     (2,502)
                                   --------   --------    --------    --------

INCOME BEFORE INCOME
   TAXES                             14,475      7,298      28,041       7,943

INCOME TAX PROVISION                  5,209      3,619      10,093       3,719
                                   --------   --------    --------    --------

NET INCOME                         $  9,266   $  3,679    $ 17,948    $  4,224
                                   ========   ========    ========    ========

NET INCOME PER SHARE:

                   Primary            $0.45      $0.18       $0.87       $0.21
                   Fully diluted      $0.44      $0.18       $0.85       $0.21

COMMON SHARES AND COMMON
   SHARE EQUIVALENTS USED IN
   COMPUTING PER SHARE AMOUNTS:

                   Primary           20,658     20,169      20,591      19,967
                   Fully diluted     22,213     20,240      22,298      20,002

                 See notes to consolidated financial statements.

                                 BANCTEC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                 JUNE 30,   JUNE 25,
                                                                                   1996       1995
                                                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 17,948   $  4,224
   Adjustments to reconcile net income to cash flows
     provided by (used in) operating activities:
         Recognition net loss for the five months ended
            March 26, 1995                                                              -     (2,889)
         Depreciation and amortization                                             16,810     22,840
         Deferred income tax benefit                                                    -     (3,483)
         Disposition of property, plant and equipment                                   -      2,026
         Other non-cash items                                                          17        674
         (Increase) decrease in accounts receivable                               (28,400)     4,731
         Increase in inventories                                                  (13,729)      (964)
         Increase in other assets                                                    (966)    (5,418)
         Increase (decrease) in trade accounts payable                              4,522     (5,568)
         Increase in deferred revenue                                                 638      4,694
         Increase in other accrued expenses
            and liabilities                                                        12,833     17,191
         Recognition change in other operating activities for
            the five months ended March 26, 1995                                        -      9,286
                                                                                 --------   --------
            CASH FLOWS PROVIDED BY OPERATING
                     ACTIVITIES                                                     9,673     47,344
                                                                                 --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                     (18,368)   (20,643)
   Purchase of businesses, net of cash acquired                                    (7,136)    (2,857)
   Additions to capitalized software                                                    -       (651)
   Other                                                                               34        981
   Recognition change in other investing activities for
      the five months ended March 26, 1995                                              -     (6,365)
                                                                                 --------   --------
               CASH FLOWS USED IN INVESTING ACTIVITIES                            (25,470)   (29,535)
                                                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
       capital lease obligations                                                   (8,311)    (8,984)
   Payments of long-term borrowings                                                (5,350)         -
   Proceeds from short-term borrowings                                             28,000          5
   Payments of short-term borrowings                                               (6,500)       (49)
   Repurchase of common stock                                                           -       (574)
   Proceeds from sales and issuances of  common stock                               5,578      1,670
   Other                                                                                -         (2)
   Recognition change in other financing activities for the
      five months ended March 26, 1995                                                  -        (23)
                                                                                 --------   --------

            CASH FLOWS (USED IN) PROVIDED BY FINANCING
               ACTIVITIES                                                          13,417     (7,957)
                                                                                 --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               415        656
                                                                                 --------   --------

NET (DECREASE )INCREASE IN CASH AND CASH EQUIVALENTS                               (1,965)    10,508

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     22,010     42,997
                                                                                 --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 20,045   $ 53,505
                                                                                 ========   ========

SUPPLEMENTAL DISCLOSURE INFORMATION:

   Cash paid during the period for:
            Interest                                                             $  2,483   $  5,438
            Income taxes                                                            1,118      2,947

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

     The Company currently uses calendar quarters for quarterly reporting. The Company's fiscal year ends on December 31. Prior to December 31, 1995, the Company used a 52/53 week fiscal calendar ending on or about March 31.

     The consolidated balance sheet at June 30, 1996, and the consolidated statements of operations and cash flows for the interim periods ending June 30, 1996 and June 25, 1995, included herein are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.

     The Company's consolidated statements of operations and cash flows for the interim period ending June 25, 1995, have been restated to reflect its merger with Recognition International Inc., ("Recognition"), under the pooling of interests method of accounting. The amounts reported for the six months ended June 25, 1995 include the Company's consolidated results for the three months ended June 25, 1995, combined with BancTec's separate results for the three months ended March 26, 1995 and Recognition's separate results for the three months ended October 31, 1994.

     Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options and convertible subordinated debentures, when applicable.

2.   INVENTORIES CONSISTED OF THE FOLLOWING:

                                      JUNE 30,    DECEMBER 31,
                                        1996         1995
                                      --------    ------------
                                           (IN THOUSANDS)
     Raw Materials                    $ 24,871        $ 22,644
     Work-in-progress                   29,818          20,195
     Finished goods                     35,200          34,091
                                      --------        --------
                                      $ 89,889        $ 76,930
                                      ========        ========

3.   PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                       JUNE 30,   DECEMBER 31,
                                      ----------  ------------
                                         1996         1995
                                      ----------  ------------
                                           (IN THOUSANDS)
     Land                             $   3,030       $   2,062
     Field support spare parts           94,142          96,657
     Machinery and equipment             63,121          63,663
     Furniture, fixtures and other       28,874          26,515
     Building                            23,030          23,693
                                      ---------       ---------
                                        212,197         212,590
     Accumulated depreciation          (132,199)       (137,033)
                                      ---------       ---------
                                      $  79,998       $  75,557
                                      =========       =========

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

4.   OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                               JUNE 30,   DECEMBER 31,
                                                 1996         1995
                                               ---------  ------------
                                                   (IN THOUSANDS)
     Salaries, wages and other compensation     $17,850      $19,604
     Accrued taxes, other than income taxes       5,223        6,391
     Advances from customers                     22,101       16,340
     Accrued invoices and costs                   7,545        2,949
     Accrued merger charges and other costs      17,746       25,426
     Other                                       18,939       16,388
                                                -------       ------

                                                $89,404      $87,098
                                                =======      =======


5.   CHARGES

During the nine months ended December 31, 1995, the Company incurred pretax charges of $85.2 million for the integration of the Comany and Recognition. During prior periods, Recognition had incurred various pretax charges to consolidate certain operations and close its Charlotte, North Carolina facility. At December 31, 1995, the Company had accruals of approximately $23.4 million recorded in other accrued expenses and liabilities for remaining obligations related to these charges.

At June 30, 1996, the Company's remaining accruals relating to these charges were approximately $15 million. The decrease from December 31, 1995 primarily resulted from the payment of temination benefits of $3.9 million, lost contracts of $1.6 million and professional fees of $2 million during the six months ended June 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS




COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 WITH THE COMBINED THREE MONTHS
- -----------------------------------------------------------------------------
ENDED JUNE 25, 1995 FOR BANCTEC AND THREE MONTHS ENDED JUNE 30, 1995 FOR
- ------------------------------------------------------------------------
RECOGNITION
- -----------

Total revenue of $134.0 million increased by $9.3 million or 7.5% compared to the comparable reporting period last year. Revenue from equipment and software increased by $10.9 million due primarily to additional software revenue from image and network integration activities. Revenue from maintenance and other services decreased by $1.6 million due to the scheduled expiration of several Recognition contracts. The decrease in Recognition maintenance revenue was partially offset by continued growth in network maintenance services.

Gross profit of $40.1 million was $3.5 million or 9.6% higher than the comparable period from last year. The current year improvement is due to the growth in revenue and lower costs in the maintenance area as a result of the consolidation of the two companies.

Operating expenses of $23.9 million decreased by $4.2 million or 14.9% due primarily to reduced selling, general and administrative expenses. The reduction in operating expenses is the result of the merging of the two companies.

Sundry charges increased by $0.7 million from the prior year due primarily to the non-recurrance of an exchange gain in the prior year.

The income tax provision of $5.2 million increased by $1.6 million from the prior year due to the increased income in the current year. The effective income tax rate has been reduced as domestic losses in Recognition's operating results for the prior year were not tax benefited due to the uncertainty of their realization.

Net income of $9.3 million increased by $5.6 million from the prior year. Fully diluted earnings per share of $0.44 increased by $0.26 from the prior year.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 WITH THE COMBINED SIX MONTHS ENDED
- -------------------------------------------------------------------------------
JUNE 25, 1995 FOR BANCTEC, THREE MONTHS ENDED JUNE 30, 1995 FOR RECOGNITION AND
- -------------------------------------------------------------------------------
THREE MONTHS ENDED OCTOBER 31, 1994 FOR RECOGNITION
- ----------------------------------------------------

Total revenue of $274.0 million increased by $11.0 million or 4.2% compared to the same period in the prior year. Revenues from equipment and software increased by $14.6 million due to additional software revenues for image, network integration and community banking offset in part by lower hardware revenue from several mature product lines at Recognition. Revenue from maintenance and other services decreased by $3.6 million due to the scheduled expiration of several Recognition contracts with the decrease partially offset by continued growth in the network maintenance services.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)
           ---------------------------------------------------------

Gross profit of $80.4 million increased by $6.4 million or 8.6% compared to the same period in the prior year. Gross profit from equipment and software increased $7.0 million as a result of the higher revenue in the current year and a higher margin as a result of the mix of products sold.

Gross profit from maintenance and other services decreased by $0.6 million as the reduction in Recognition revenues was offset with cost reductions from the merger and additional network management service revenues.

Operating expenses of $48.9 million were reduced by $14.7 million from the prior comparable period. The improvement is due to the combination of cost reductions resulting from the merger and a non-recurring charge of $4.3 million taken by the Company in the prior year to settle a litigation claim and for reorganization of its North American operations.


Net sundry expenses for the current period were breakeven compared to an income of $1.2 million in the same period for the prior year. During the current year the Company has incurred foreign currency translation losses of $.5 million while in the prior year there were foreign currency translation gains.


The income tax provision of $10.1 million increased by $6.4 million due to the increased income in the current year. The effective tax rate has also improved as a result of the elimination of Recognition's domestic losses which were not tax benefited in the prior year.


Net income of $17.9 million increased by $13.7 million from the prior year. Fully diluted earnings per share of $0.85 increased by $0.64 from the prior year.


                        LIQUIDITY AND CAPITAL RESOURCES


Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing and, to a lesser extent, by sales of capital stock under employee stock option and purchase plans.


At June 30, 1996, the Company had the following debt instruments in place: 1) Term loan, 2) Revolving Credit Facility, 3) 7-1/4% Convertible Subordinated Debentures and 4) Foreign Bank Loan. The outstanding balance on the Term Loan at June 30, 1996 was $38 million which is payable in quarterly installments of $2.7 million with the final payment due on December 31, 1999. The Company has available a revolving credit facility of $50.0 million with an outstanding balance of $31.1 million as of June 30, 1996. This balance includes $0.1 million in recognized but unrealized losses resulting from converting certain notes to foreign currencies which is permitted under its credit agreement. The Company also has outstanding $43.7 million of 7-1/4% Convertible Subordinated Debentures as of June 30, 1996. The convertible

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)
           ---------------------------------------------------------


debentures are subordinated to all senior indebtedness with annual sinking fund requirements of $2.3 million. In March of 1996 the Company purchased $8.0 million of the convertible debentures in the open market thereby fulfilling its sinking fund obligations for the next three years. A foreign bank loan of $5.5 million which is secured by cash, cash equivalents and short-term investments was also outstanding as of June 30, 1996. Refer to Note G in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a further discussion of these debt instruments.


The Company also has available uncommitted lines of credit with a group of banks. Under these uncommitted lines, the Company had outstanding $6.0 million in obligations as of June 30, 1996.

Cash requirements for completion of the Recognition merger are expected to be met with funds from operations.

The Company's current ratio was 1.2 to 1 as of June 30, 1996. Cash and cash equivalents decreased by $2.0 million from the start of the current year primarily as a result of cash used to support operations.

Accounts receivable increased by $25.0 million due to the increased revenue in the current year and the timing of when that revenue was recognized.

Inventory increased by $13.0 million due to a combination of inventory purchased to support the planned move and consolidation of the Company's manufacturing facility and higher finished goods levels in support of several contracts with longer development cycles.

The excess of cost over net assets of acquired businesses increased by $4.5 million reflecting the purchase in March of the Company's joint venture partners' remaining interest in the ScanData Joint Venture less the scheduled amortization of costs.

The balance in the revolving credit facility increased by $21.1 million since December 31, 1995 as a result of funds utilized to purchase the joint venture interest, the purchase of convertible debentures in the open market and funds used for on-going operating needs.

Current maturities of long-term debt decreased by $2.2 million as a result of the Company meeting its convertible debentures sinking fund obligations through the purchase of debentures in the open market.

The income tax payable liability increased by $9.3 million due to the Company's strong first half financial performance.

The balance in long-term debt decreased by $11.7 million as a result of the normal scheduled quarterly debt payments and the purchase of convertible debentures in the open market.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)
           ---------------------------------------------------------



Additional paid-in capital increased by $4.8 million primarily due to stock options exercised by former executives of the Company.


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

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------

          The annual meeting of the stockholders of BancTec, Inc. was held on May 22, 1996. The following items were voted upon:

          1. Election of three nominees for directors. The following individuals were elected director of BancTec, Inc.

                                                        Votes For
                                                        ----------
          Grahame N. Clark, Jr.                         17,342,254
          A.A. Meitz                                    17,339,097
          Michael A. Stone                              17,343,132

          The following individuals, who were not up for election at this annual meeting, continue to serve as directors of BancTec, Inc.

          Michael E. Faherty
          Paul J. Ferri
          Rawles Fulgham
          Thomas G. Kamp
          Norton A. Stuart, Jr.
          Merle J. Volding

          2. Proposal to approve the replacement of the 1990 Employee Stock Purchase Plan with the 1996 Employee Stock Purchase Plan.

          For:        16,269,591
          Against:       770,400
          Abstain:       334,034
          Not Voted:   2,869,752

                                   FORM 10-Q
                                    PART II
                        OTHER INFORMATION - (CONTINUED)



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




                              BANCTEC, INC.





                              /s/ MICHAEL D. KUBIC
                              -----------------------------------------------
                              MICHAEL D. KUBIC
                              VICE PRESIDENT, CONTROLLER AND
                                 ASSISTANT TREASURER



DATED:   AUGUST 12, 1996