Form 10-Q
period 1996-09-30
BANCTEC INC
filed 1996-11-12
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

        Registrant's telephone number, including area code, 972/450-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                               -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                Class                            November 6, 1996
                -----                            ----------------

     Common Stock, $.01 par value                   20,775,679

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                September 30,      December 31,
                                                                                    1996               1995
                                                                                -------------      ------------
                                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents including restricted amounts of $637 at
    September 30, 1996 and $1,547 at December 31, 1995                           $ 25,307           $ 22,010
  Short-term investments including restricted amounts of $4,506 at
    September 30, 1996 and $4,851 at December 31, 1995                              4,506              4,864
  Accounts receivable, less allowance for doubtful accounts of
    $10,483 at September 30, 1996 and $11,571 at December 31, 1995                134,675            106,189
  Inventories                                                                      93,173             76,930
  Current deferred tax asset                                                       16,764             16,764
  Other current assets                                                             10,412              9,109
                                                                                 --------           --------
       TOTAL CURRENT ASSETS                                                       284,837            235,866
PROPERTY, PLANT AND EQUIPMENT  - NET                                               82,910             75,557
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES,
   less accumulated amortization of $23,560 at September 30, 1996 and
   $19,685 at December  31, 1995                                                   94,518             91,503
LONG-TERM DEFERRED TAX ASSET                                                       23,390             23,390
OTHER ASSETS                                                                       12,173             14,032
                                                                                 --------           --------
                                                                                 $497,828           $440,348
                                                                                 ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                                   $ 42,651           $ 21,542
   Current maturities of long-term debt                                            11,457             13,593
   Trade accounts payable                                                          19,676             24,243
   Other accrued expenses and liabilities                                          97,210             87,098
   Deferred revenue                                                                36,461             38,024
   Income taxes payable                                                            18,985              4,280
                                                                                 --------           --------
              TOTAL CURRENT LIABILITIES                                           226,440            188,780
                                                                                 --------           --------
LONG-TERM DEBT, less current maturities                                            68,612             82,972
                                                                                 --------           --------
OTHER LIABILITIES                                                                  10,260             12,395
                                                                                 --------           --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock-authorized, 1,000,000 shares of $.01 par value:
       Series A - no shares issued and outstanding                                      -                  -
       Series B - no shares issued and outstanding                                      -                  -
    Common stock-authorized, 45,000,000 shares of $.01 par value;
       issued and outstanding, 20,639,723 at September 30, 1996 and
       19,918,735 at December 31, 1995                                                206                199
   Treasury stock                                                                    (388)              (388)
   Additional paid-in capital                                                     199,801            191,709
   Accumulated deficit                                                             (1,890)           (29,134)
   Foreign currency translation adjustments                                        (2,065)            (2,866)
   Unearned compensation                                                           (3,148)            (3,319)
                                                                                 --------           --------
              TOTAL STOCKHOLDERS' EQUITY                                          192,516            156,201
                                                                                 --------           --------
                                                                                 $497,828           $440,348
                                                                                 ========           ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                       September 30,   September 24,   September 30,    September 24,
                                                           1996            1995            1996             1995
                                                       -------------   -------------   --------------   -------------
REVENUE:
   Equipment and software                                $ 76,935        $ 72,265         $231,956        $212,720
   Maintenance and other services                          59,487          62,057          178,513         184,704
                                                         --------        --------         --------        --------
                                                          136,422         134,322          410,469         397,424
                                                         --------        --------         --------        --------
COST OF SALES:
   Equipment and software                                  52,476          49,597          157,077         146,835
   Maintenance and other services                          43,521          47,615          132,554         139,456
                                                         --------        --------         --------        --------
                                                           95,997          97,212          289,631         286,291
                                                         --------        --------         --------        --------

GROSS PROFIT                                               40,425          37,110          120,838         111,133
                                                         --------        --------         --------        --------

OPERATING EXPENSES:
   Product development                                      4,539           5,054           12,541          14,877
   Selling, general & administrative                       18,136          20,552           56,367          69,764
   Goodwill amortization                                    1,502           1,779            4,123           6,322
                                                         --------        --------         --------        --------
                                                           24,177          27,385           73,031          90,963
                                                         --------        --------         --------        --------

INCOME FROM OPERATIONS                                     16,248           9,725           47,807          20,170
                                                         --------        --------         --------        --------

OTHER INCOME (EXPENSE):
   Interest income                                            276             624              850           2,237
   Interest expense                                        (1,913)         (2,374)          (5,986)         (7,648)
   Sundry-net                                                 (82)         (1,035)            (101)            124
                                                         --------        --------         --------        --------
                                                           (1,719)         (2,785)          (5,237)         (5,287)
                                                         --------        --------         --------        --------

INCOME BEFORE INCOME
   TAXES                                                   14,529           6,940           42,570          14,883

INCOME TAX PROVISION                                        5,233           2,283           15,326           6,002
                                                         --------        --------         --------        --------

NET INCOME                                               $  9,296        $  4,657         $ 27,244        $  8,881
                                                         ========        ========         ========        ========

NET INCOME PER SHARE:

                  Primary                                   $0.45           $0.23            $1.32           $0.44
                  Fully diluted                             $0.44              --            $1.29              --

COMMON SHARES AND COMMON
   SHARE EQUIVALENTS USED IN
   COMPUTING PER SHARE AMOUNTS:

                  Primary                                  20,568          20,339           20,581          19,971
                  Fully diluted                            22,306              --           22,365              --

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                    September 30,   September 24,
                                                                                        1996            1995
                                                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 27,244        $  8,881
   Adjustments to reconcile net income to cash flows
     provided by (used in) operating activities:
         Recognition net loss for the five months ended March 26, 1995                       -          (2,889)
         Depreciation and amortization                                                  26,195          33,978
         Deferred income tax benefit                                                         -          (3,788)
         Disposition of property, plant and equipment                                        -           2,188
         Other non-cash items                                                              215           4,446
         Increase in accounts receivable                                               (28,486)        (13,311)
         Increase in inventories                                                       (17,063)         (5,507)
         Increase in other assets                                                       (1,247)         (9,241)
         Decrease in trade accounts payable                                             (4,567)         (4,817)
         Increase (decrease) in deferred revenue                                        (1,142)          5,169
         Increase in other accrued expenses
            and liabilities                                                             24,120          26,114
         Recognition change in other operating activities for the five months
            ended March 26, 1995                                                             -           9,286
                                                                                      --------        --------
            CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                 25,269          50,509
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (29,379)        (31,852)
   Purchase of businesses, net of cash acquired                                         (7,136)         (2,224)
   Additions to capitalized software                                                         -            (773)
   Decrease in short-term investments                                                        -          (4,480)
   Other                                                                                    34             658
   Recognition change in other investing activities for the five months
            ended March 26, 1995                                                             -          (6,365)
                                                                                      --------        --------
               CASH FLOWS USED IN INVESTING ACTIVITIES                                 (36,481)        (45,036)
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
       capital lease obligations                                                       (11,089)        (13,720)
   Payments of long-term borrowings                                                     (5,350)              -
   Proceeds from short-term borrowings                                                  30,390               5
   Payments of short-term borrowings                                                    (8,600)         (1,985)
   Repurchase of common stock                                                                -            (574)
   Proceeds from sales and issuances of common stock                                     8,182           2,863
   Other                                                                                     -             328
   Recognition change in other financing activities for the five months
        ended March 26, 1995                                                                 -             (23)
                                                                                      --------        --------

            CASH FLOWS PROVIDED BY (USED IN) FINANCING
               ACTIVITIES                                                               13,533         (13,106)
                                                                                      --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    976            (549)
                                                                                      --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     3,297          (8,182)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          22,010          42,482
                                                                                      --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 25,307        $ 34,300
                                                                                      ========        ========

SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
            Interest                                                                  $  3,471        $  8,562
            Income taxes                                                                 1,408           3,337

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Nine Months Ended September 30, 1996
                                  (Unaudited)


1.   Basis of presentation and other accounting information:

     The accompanying unaudited balance sheet at September 30, 1996, and the consolidated statements of operations and cash flows for the interim periods ending September 30, 1996 and September 24, 1995 should be read in conjunction with the consolidated financial statements and notes set forth in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

     The Company currently uses calendar quarters for quarterly reporting. The Company's fiscal year ends on December 31. Prior to December 31, 1995, the Company used a 52/53 week fiscal calendar ending on or about March 31.

     The Company's consolidated statements of operations and cash flows for the interim period ending September 24, 1995, have been restated to reflect its merger with Recognition International Inc., ("Recognition"), under the pooling of interests method of accounting. The amounts reported for the nine months ended September 24, 1995 include the Company's consolidated results for the six months ended September 24, 1995, combined with BancTec's separate results for the three months ended March 26, 1995 and Recognition's separate results for the three months ended October 31, 1994.

     Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options and convertible subordinated debentures, where applicable.

2.   Inventories consisted of the following:

                                            September 30,   December 31,
                                                1996            1995
                                            -------------   ------------
                                                   (In thousands)
     Raw materials                             $35,386         $22,644
     Work-in-progress                           25,730          20,195
     Finished goods                             32,057          34,091
                                               -------         -------
                                               $93,173         $76,930
                                               =======         =======

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (Unaudited)



3.   Property, plant and equipment consisted of the following:

                                            SEPTEMBER 30,   DECEMBER 31,
                                                1996            1995
                                            -------------   ------------
                                                   (In thousands)
     Land                                     $  3,030         $  2,062
     Field support spare parts                 100,165           96,657
     Machinery and equipment                    62,713           63,663
     Furniture, fixtures and other              29,835           26,515
     Building                                   23,800           23,693
                                              --------         --------
                                               219,543          212,590
     Accumulated depreciation                 (136,633)        (137,033)
                                              --------         --------
                                              $ 82,910         $ 75,557
                                              ========         ========

4.   Other accrued expenses and liabilities consisted of the following:

                                            September 30,   December 31,
                                                1996            1995
                                            -------------   ------------
                                                   (In thousands)
     Salaries, wages and other compensation    $ 18,682        $  19,604
     Accrued taxes, other than income taxes       5,359            6,391
     Advances from customers                     23,975           16,340
     Accrued invoices and costs                   8,391            2,949
     Accrued merger charges and other costs      12,401           25,426
     Other                                       28,402           16,388
                                               --------        ---------
                                               $ 97,210        $  87,098
                                               ========        =========

5.   Charges

During the nine months ended December 31, 1995, the Company incurred pretax charges of $85.2 million for the integration of the Company and Recognition. During prior periods, Recognition had incurred various pretax charges to consolidate certain operations and close its Charlotte, North Carolina facility. At December 31, 1995, the Company had accruals of approximately $23.4 million recorded in other accrued expenses and liabilities for remaining obligations related to these charges.

At September 30, 1996, the Company's remaining accruals relating to these charges were approximately $11.0 million. The decrease from December 31, 1995 primarily resulted from the payment of termination benefits of $5.1 million, lost contracts of $3.3 million and professional and legal fees of $2.1 million during the nine months ended September 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations


Comparison of Three Months Ended September 30, 1996 and Three Months Ended
--------------------------------------------------------------------------
September 24, 1995
------------------

Total revenue of $136.4 million increased $2.1 million or 1.6% from the comparable reporting period last year. Revenue from equipment and software increased $4.7 million primarily due to additional imaging software revenue and Plexus software revenue, which was partially offset by lower hardware revenue. Revenue from maintenance and other services decreased $2.6 million due to the expiration of several Recognition maintenance service contracts and the sale of a third party service contract business which were partially offset by growth in network maintenance revenue.

Gross profit of $40.4 million was $3.3 million or 8.9% higher than the comparable period last year. The current year improvement is due primarily to increased software revenue and lower costs of sales in the maintenance area offset in part by higher manufacturing costs.

Operating expenses of $24.2 million decreased $3.2 million or 11.7% primarily due to reduced selling, general and administrative expenses. The reduction in operation expenses is the result of cost savings from the merging of the two companies.

Net sundry expenses decreased by $1.0 million from the prior year due to the non-recurrance of exchange losses from the prior year.

The income tax provision of $5.2 million increased $3.0 million from the prior year due to the increased income in the current year. The effective income tax rate is expected to be 36% for the current year.

Net income of $9.3 million increased $4.6 million from the prior year. Fully diluted earnings per share of $0.44 increased $0.21 from the prior year.


Comparison of Nine Months Ended September 30, 1996 with the Combined Nine Months
--------------------------------------------------------------------------------
Ended September 24, 1995 for BancTec, Six Months Ended September 30, 1995 for
-----------------------------------------------------------------------------
Recognition and Three Months Ended October 31, 1994 for Recognition
--------------------------------------------------------------------

Total revenue of $410.5 million increased $13.0 million or 3.3% compared to the same period in the prior year. Revenue from equipment and software increased $19.2 million due to additional software revenues for image systems and network integration, offset in part by lower hardware revenue from several mature Recognition product lines. Revenue from maintenance and other services decreased $6.2 million due to the expiration of several Recognition service contracts, and the sale of a third-party service contract business partially offset by growth in network maintenance revenue.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


Gross profit of $120.8 million increased $9.7 million or 8.7% compared to the same reporting period in the prior year . Gross profit from equipment and software increased $9.0 million due to higher revenues and higher margins in the mix of products sold. Gross profit from maintenance and other services increased $0.7 million due to reductions in costs as a result of the merger.

Operating expenses of $73.0 million decreased $17.9 million from the comparable prior period. The improvement was due to a combination of cost reductions relating to the merger and the non-recurrance of a $4.3 million charge taken by the Company in the prior year to settle a litigation claim and to reorganize its North American operations.

Interest income decreased by $1.4 million due to the use of cash for restructuring and merger-related expenses. Interest expense decreased $1.7 million due primarily to the purchase of convertible debentures, scheduled payments under the term loan and lower interest rates.

The income tax provision of $15.3 million increased $9.3 million from the prior year. The effective tax rate has decreased as a result of the elimination of Recognition's domestic losses which had no tax benefit in the prior year.

Net income of $27.2 million increased $18.4 million from the prior year. Fully diluted earnings per share of $1.29 increased $0.85 from the prior year.

Supplemental Revenue Breakdown

The following disclosure on revenues has been provided as additional information on the breakdown of revenues for the three and nine months ended September 30, 1996.

                                                  Three Months Ended   Nine Months Ended
                                                     September 30,      September 30,
                                                         1996                1996
                                                  -------------------  -----------------
                                                          (Dollars in thousands)
                                                               (Unaudited)
    Financial transaction processing systems            $ 58,441             $174,728
    OEM and support products                              11,674               40,301
    Plexus                                                 6,820               16,927
                                                        --------             --------
          Total equipment and software                  $ 76,935             $231,956
                                                        --------             --------

    Equipment maintenance                                 41,350              128,100
    Network services                                      18,137               50,413
                                                        --------             --------
          Total maintenance and other services          $ 59,487             $178,513
                                                        --------             --------

Total Revenue                                           $136,422             $410,469
                                                        --------             --------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


                        Liquidity And Capital Resources

Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, short-term bank financing and, to a lesser extent, by sales of capital stock under employee stock option and purchase plans.

At September 30, 1996, the Company had the following debt instruments in place:
1) Term loan, 2) Revolving Credit Facility, 3) 7-1/4% Convertible Subordinated Debentures and 4) Foreign Bank Loan. The outstanding balance on the Term Loan at September 30, 1996 was $35.3 million which is payable in quarterly installments of $2.7 million with the final payment due on December 31, 1999. The Company has available a revolving credit facility of $50.0 million with an outstanding balance of $31.1 million as of September 30, 1996. This balance includes $0.1 million in recognized but unrealized losses resulting from converting certain notes to foreign currencies which is permitted under its credit agreement. The Company also has outstanding $43.7 million of 7-1/4% Convertible Subordinated Debentures as of September 30, 1996. The convertible debentures are subordinated to all senior indebtedness with annual sinking fund requirements of $2.3 million. In March 1996 the Company purchased $8.0 million of the convertible debentures in the open market thereby fulfilling its sinking fund obligations for the next three years. A foreign bank loan of $5.1 million which is secured by cash, cash equivalents and short-term investments was also outstanding as of September 30, 1996.

The Company also has available uncommitted lines of credit with a group of banks. Under these uncommitted lines, the Company had outstanding $5.7 million in obligations as of September 30, 1996.

Cash requirements for completion of the Recognition merger are expected to be met with funds from operations.

The Company's current ratio was 1.3 to 1 as of September 30, 1996. Cash and cash equivalents increased by $3.3 million from the start of the current year reflecting cash flow from operations, increased borrowings and stock option exercises offset in part by cash flows used for investment purposes. During the current quarter the Company received a federal income tax refund of $7.5 million.

Accounts receivable increased by $28.5 million due to the increased revenue in the current year and the timing of when that revenue was recognized.

Inventory increased by $16.2 million due to a combination of inventory purchased to support the planned move and consolidation of the Company's manufacturing facility and higher finished goods levels in support of several contracts with longer development cycles.

The excess of cost over net assets of acquired businesses increased by $3.0 million reflecting the purchase in March 1996 of the Company's joint venture partners' remaining interest in the ScanData Joint Venture less the scheduled amortization of costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


The balance in the revolving credit facility increased by $21.1 million since December 31, 1995 as a result of funds utilized to purchase the joint venture interest, the purchase of convertible debentures in the open market, scheduled repayment of the term loan and funds used for on-going operating needs.

Current maturities of long-term debt decreased by $2.1 million as a result of the Company meeting its convertible debentures sinking fund obligations through the purchase of debentures in the open market.

The income tax payable liability increased by $14.7 million due to the Company's higher operating profit in the current year.

The balance in long-term debt decreased by $14.4 million as a result of the normal scheduled quarterly debt payments and the purchase of convertible debentures in the open market.

Additional paid-in capital increased by $8.1 million primarily due to stock options exercised in large part by former executives of the Company.

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

          NONE

ITEM 4.   Submission of Matters to a Vote Of Securities Holders
          -----------------------------------------------------

          NONE

ITEM 5.   Other Information
          -----------------

          a)  Executive Retires

          William E. Bassett, Executive Vice President, has announced his decision to retire effective January 3, 1997 after 19 years with the Company. The Company has no current plans to name a replacement for Mr. Bassett.

          b)  Certain Considerations

          From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

          . The Company offers its products and services directly and through indirect distribution channels to customers around the world. Global, as well as regional, economic factors, changes in laws and regulations, currency fluctuations, changes in monetary policy or tariffs, and competition could impact the Company's financial condition or future results of operations. In addition, changes in the mix of products and services purchased and timely acceptance of these products and services by customers in these global markets could cause actual operating results to vary from those expected.

                                   FORM 10-Q
                                    PART II
                        OTHER INFORMATION - (CONTINUED)

ITEM 5.   Other Information (Continued)
          -----------------------------

          . The Company's future operating results are dependent on its ability to develop, produce, and market new innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services which meet the customer's changing needs.

          . The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the technology industry, as well as general economic conditions and other factors external to the Company.

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


                                      BANCTEC, INC.



                                      /s/ Michael D. Kubic
                                      _________________________________________
                                      Michael D. Kubic
                                      Vice President, Controller and
                                        Assistant Treasurer

Dated:   November 12, 1996