Form 10-K405
period 1996-12-31
BANCTEC INC
filed 1997-03-27
CIK 318378

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-9859

                                 BANCTEC, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-1559633
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           4851 LBJ FREEWAY
             DALLAS, TEXAS                              75244
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

Registrant's telephone number, including area code: (972) 341-4000 Securities registered pursuant to Section 12(b) of the Act:


                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
     ----------------------------              -----------------------
     Common Stock, $.01 Par Value              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

  Aggregate Market Value of voting stock held by non-affiliates of the Registrant at
                        February 28, 1997: $466,025,225

  Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                           NUMBER OF SHARES OUTSTANDING AT
          TITLE OF EACH CLASS                     FEBRUARY 28, 1997
     ----------------------------          -------------------------------
     Common Stock, $.01 Par Value                      21,050,959

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement to be filed for the annual meeting of stockholders scheduled to be held on May 22, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 BANCTEC, INC.
                                 ANNUAL REPORT
                                      ON
                                   FORM 10-K
                     TWELVE MONTHS ENDED DECEMBER 31, 1996

                                    PART I

ITEM 1. BUSINESS

GENERAL

  BancTec, Inc., a Delaware corporation, ("BancTec" or the "Company") is a systems integration and services company specializing in image-based financial transaction processing systems, workflow and image management software products, applications software and professional services. The Company's systems solutions are targeted at the banking, financial services, insurance, healthcare, government, utility, telecommunications and retail industries. The Company also provides network management and support services for users of local area networks ("LANs") and computer workstations and designs and manufactures document processing equipment for value added resellers ("VARs") and original equipment manufacturers ("OEMs"). Unless otherwise indicated, all further references to BancTec(R) or the Company shall include its wholly owned subsidiaries.

  On October 12, 1995, the Company acquired Recognition International Inc. ("Recognition"), a Dallas-based provider of document processing systems, imaging and workflow software, and maintenance services. The agreement qualified as a tax-free reorganization and was accounted for on a "pooling of interests" basis. Under the terms of the agreement, Recognition shareholders received .59 shares of BancTec stock for each Recognition share owned.

BANCTEC PRODUCTS AND SERVICES

  The Company markets its products and services to specific target markets where it believes it has extensive business process expertise, certain competitive advantages and is able to maintain or achieve a leadership position.

EQUIPMENT AND SOFTWARE

  WORLDWIDE FINANCIAL TRANSACTION PROCESSING SYSTEMS. During the twelve months ended December 31, 1996, the Company derived approximately 42% of its revenues from sales of the following products and services:

  Integrated Systems Solutions. The Company offers image technology based solutions which are used to process a variety of financial and full page documents. The Company's integrated systems generally incorporate advanced application software developed by the Company and may also include hardware developed and manufactured by the Company.

  The Company's ImageFIRST(R) product family provides solutions for financial document processing applications. Remittance payment processors utilize ImageFIRST systems to capture, digitize and process check and other document images, including utility, telephone, retail and credit card bills, mortgage coupons and tax notices. ImageFIRST systems are also used worldwide to process sales drafts, financial coupons, airline tickets and other types of financial documents. The Company also offers the TRACE(R) family of products to organizations with requirements for systems which will process documents at speeds in excess of 2,000 documents per minute.

  The Company also offers MARS (Multiple Application Remittance System), an image based retail lockbox software solution operating on the Company's ImageFIRST Open Systems Architecture ("OSA") platform. The system allows users to modify or revise business rules defining remittance processing procedures using a Windows-based setup utility.

  The Company's imaging systems are also used by banks for high volume check processing applications such as proof-of-deposit ("POD") and image statement preparation. In 1997, the Company will introduce ImageFIRST TPS, a new image check processing software solution which will be marketed to financial institutions with assets in excess of $1 billion. Other Company products provide image-based solutions for rejected check repair, enabling financial institutions that handle large volumes of checks to more efficiently reprocess items which were rejected in normal operating cycles.

  A key component of the Company's integrated systems strategy is to expand the scope of processing solutions offered to customers with the addition of its ImageFIRST OpenARCHIVE solution, a system specifically designed for high speed archiving of financial documents, full page documents and related transaction data. The ImageFIRST OpenARCHIVE product is a multi-tiered archival system that utilizes magnetic disks, optical disks and various tape cartridge technologies for high volume image storage. ImageFIRST OpenARCHIVE systems are currently used by document and transaction processors to substantially increase productivity and improve customer service capabilities. The ImageFIRST OpenARCHIVE solution is further targeted to support industry efforts to reduce and eventually eliminate the multiple handling of checks and documents through truncation and electronic check presentment initiatives.

  The Company's financial document imaging products utilize an Open Systems Architecture platform which enables customers to add industry standard hardware and software components to further improve processing capabilities. The Company typically sells its products to end-users and offers a warranty for 30 days from the date of installation.

  Community Banking Software Solutions. The Company also provides a full range of products and services to community banks for account management and transaction processing. Banker-II(TM) and ACCESS(TM) are software products which integrate check sorting, platform automation, loan processing, deposit management, ATM and teller processing and other bank operations. The Company's PODExpress(R) software combines PC and UNIX-based software products with the Company's reader/sorters to provide solutions for proof-of-deposit and other check sorting applications.

  Service Bureau Operations. The Company owns and operates three service bureau facilities that provide check and data processing services primarily for small to mid-size financial institutions. These service bureaus utilize the Company's hardware, software, operations personnel and maintenance services for core processing of checks and related documents and are marketed as an outsourced alternative to in-house processing.

  Electronic Payment Processing Products and Services. The Company markets software products for electronic credit, debit and courtesy card processing, electronic check authorization, inventory management, electronic funds transfer ("EFT") and point of sale ("POS") applications. The Company's products enable retailers to process consumers' electronic transactions in-lane, in-store, at the main office or at the electronic payment switch. The Company also markets software products relating to electronic benefits transfer ("EBT") applications which certain states have implemented as a replacement for traditional food stamp programs. The Company also maintains a separate service bureau specifically for authorizing electronic funds transfer transactions.

  OEM TECHNOLOGIES AND SUPPORT PRODUCTS. During the twelve months ended December 31, 1996, the Company derived approximately 10% of its revenues from sales of document processing equipment to OEMs and various resellers and sales of support products to users of the Company's systems.

  Document Processing Systems, Check Sorting Systems and Electronic Components. The Company offers low, medium and high-speed document reader/sorters and related components that read magnetic ink character recognition ("MICR") and optical character recognition ("OCR") data from financial documents and sort the documents according to established patterns. The Company markets its products to end-users, through OEM channels and to various resellers and systems integrators throughout the world.

  In 1997, the Company will introduce a new line of document reader/sorter products incorporating features from both the Company's and Recognition's product lines. Enhancements will include improved gray scale image capture capability, increased reader performance and increased speed.

  Components such as microfilm cameras, microfilm modules, image cameras, MICR encoders, ink jet components and various peripheral equipment are also manufactured and marketed by the Company. The Company's OEM products are sold with a 90 day warranty from the date of shipment.

  Full-page Document Scanners. The Company's full line of high-speed, full-page scanners utilize photo-optical technology, gray scale image capture capabilities, character recognition software and high precision document transports to scan and digitize full-sized business documents such as invoices, statements and business forms. The Company's scanner products are sold through distributors in the United States and abroad.

  Support Products and Consumable Supplies. The Company utilizes its telemarketing organization to sell consummable supplies that are used with the Company's document processing equipment. The Company's CheckMender(R) IV, HeatStrip(R) and BancStrip(TM) products are used by banks to repair checks which cannot be processed by check sorting equipment. The Company also provides encoding ribbons, microfilm, ink rollers and other consumable supplies that are used with the Company's document processing equipment.

  PLEXUS DOCUMENT IMAGING AND WORKFLOW SOFTWARE PRODUCTS. Through its Plexus software division the Company offers a complete family of document imaging and workflow software products. During the twelve months ended December 31, 1996, the Company derived approximately 5% of its revenues from sales of Plexus software products.

  Plexus software products offer workflow, image storage, data management, forms processing and character recognition capabilities that enable users to automate, coordinate and streamline business processes. Plexus software products can be deployed in organizations ranging from single sites for departmental workflow, storage and retrieval applications to enterprise-wide applications across multiple hardware platforms.

  In 1996, the Company acquired the health claims management software product of Resource Information Management Systems, Inc. ("RIMS"). This product is now marketed by Plexus under the name ClaimPlex. The ClaimPlex product is targeted as an advanced software solution designed to help healthcare organizations streamline their claims and enrollment operations using document image technology in a client/server environment.

  Plexus software products are sold directly to end-users by its own sales force, through other BancTec sales channels and through various VARs and systems integrators worldwide.

MAINTENANCE AND OTHER SERVICES

  EQUIPMENT MAINTENANCE PRODUCTS AND SERVICES. The Company derived approximately 30% of its revenues during the twelve months ended December 31, 1996, from the following equipment maintenance products and services:

  Installation and Maintenance of BancTec Products. A key aspect of the Company's strategy of providing its customers with a total systems solution is that the Company installs and maintains its own products. Standard maintenance contracts are available which specify type of service, hours of coverage and monthly rates. Contracts may also be tailored to meet the specific needs of individual customers. The Company's maintenance contracts typically include both parts and labor and generally are three to five years in duration.

  Third-Party Service for Other Document Processing Equipment. The Company provides hardware maintenance services for IBM 3800 printers and 3890 and 3890 XP reader/sorters, which are the primary products for check sorting in many large banks. The Company also refurbishes and resells IBM 3890 and 3890 XP reader/sorters to banks and bank service bureaus.

  NETWORK AND DESKTOP SUPPORT SERVICES. Through its established service infrastructure, the Company offers a variety of outsourcing arrangements for network and desktop computing support services. The Company derived approximately 13% of its revenue during the twelve months ended December 31, 1996, from the following PC network and desktop support services:

  Outsourced Network Management Services and Personal Computer Support. The Company provides large companies with on-site or on-call LAN and PC hardware support, systems integration services, asset management services, help desk services and installation coordination. The Company's customer service engineers provide on-site or on-call support for file servers, personal computers, laptop computers, printers and other peripheral equipment.

  PC Vendor Maintenance Services. The Company is a leading provider of warranty repair service in the United States for Dell Computer Corporation, Compaq Computer Corporation, AST Research Inc., Power Computing Co., PictureTel, Inc., Toshiba America Information Systems, Inc. and other companies. The Company also provides telephone technical support for Novell network operating systems software.

INTERNATIONAL OPERATIONS

  Internationally, the Company is also a leading provider of financial transaction processing systems, with unique applications to meet the localized needs of its customers. Through direct sales and other channels, the Company markets integrated systems to process a wide variety of transaction documents including checks, remittance documents, credit vouchers, giro documents, freight bills and airline tickets. The Company also provides comprehensive maintenance services for its transaction processing customers.

  During the twelve months ended December 31, 1996, sales to customers outside the U.S. totaled approximately 29% of the Company's total revenues.

SERVICE PERSONNEL

  At February 28, 1997, the Company employed approximately 1,500 customer service engineers located in the United States, Canada, United Kingdom, Scandinavia, continental Europe, Australia and Japan.

SOFTWARE ENGINEERING

  Through its staff of approximately 500 software engineers and support personnel, the Company develops and maintains application software products. In addition, these software engineers modify and enhance standard application software products for customers in order to meet particular operating requirements. Enhancements are generally paid for by the customer under the terms of a sales contract. This software engineering activity is generally charged to cost of sales as incurred.

PRODUCT DEVELOPMENT

  The Company is engaged in ongoing software and hardware product development activities in connection with new and existing products, employing as of February 28, 1997, approximately 150 persons for such activities.

  The following table sets forth certain information regarding the Company's product development expenditures for the indicated periods:

                                    TWELVE        NINE     FISCAL YEARS ENDED
                                 MONTHS ENDED MONTHS ENDED -------------------
                                 DECEMBER 31, DECEMBER 31, MARCH 26, MARCH 27,
                                     1996         1995       1995      1994
                                 ------------ ------------ --------- ---------
                                            (DOLLARS IN THOUSANDS)
Product development
 expenditures...................   $17,582      $21,455     $28,072   $26,100
Percent of total revenue........       3.2%         5.6%        5.4%      5.5%
Percent of equipment and
 software revenue...............       5.6%        11.4%       10.5%     10.2%

  Current expenditures are concentrated on developing new applications for the Company's product lines and improving and expanding existing products, as described below:

 Software and Systems Devlopment

  In addition to ongoing software enhancements, the Company is engaged in a number of development projects designed to improve the Company's efficiency in the delivery, support and maintenance of its integrated systems solutions. These efforts include the development of a universal application software engine, a graphics-based applications configuration and customization tool, and development of standardized interfaces to allow greater compatibility with third party vendor products. In addition, development projects are underway to improve character recognition technology and to expand the Company's expertise in electronic data capture, data mining, data warehousing and Internet-based electronic commerce.

  The Company has also focused development efforts on developing broader market applicability for its ImageFIRST OpenARCHIVE solutions, enhancements to its ImageFIRST TPS image-check processing solutions, incorporation of community bank products in a Windows environment and integration of Plexus workflow products into the Company's systems solutions.

 Equipment Technology Development

  In 1997, the Company plans to develop and introduce enhancements to its transport products incorporating improved document handling, double document detection, wide field of view optical readers, new feeder technology and improved MICR read rates.

  A key development effort is the implementation of Image Quality Assurance ("IQA") technology to improve the real-time monitoring and detection of image quality in the Company's transport and scanner product lines. The IQA technology is designed to ensure that the equipment has captured images that are of acceptable quality before further processing. The Company is also engaged in development work to improve MICR encoder throughput on its transport product line. Enhancements to the Company's scanner product line include better feeder technology and the addition of pockets for sorting documents which have been scanned.

 Plexus Document Imaging and Workflow Development

  The Company's Plexus division is currently developing new software products and implementing changes to several current software products to strengthen its competitive position in the imaging and workflow software markets. For 1997, projects include new versions of all major products, including complete support for all products under Windows NT at both the departmental and enterprise levels, improved graphical definition tools and the creation of product facilities for interoperability with the Internet, Lotus Notes, and Microsoft Exchange among others. Plexus' ImageFIRST Office and ClaimPlex application products are receiving significant feature enhancements. Also underway are projects to further integrate Plexus software into the Company's ImageFIRST OpenARCHIVE and banking and remittance applications product families.

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

  Internationally, the Company also sells its products through a variety of channels. The Company has direct sales forces in the United Kingdom, France, Spain, Sweden, Denmark, Germany, Canada, Australia and Japan. Network management and support services are also marketed in Canada via a separate direct sales force.

  In fiscal 1992, the Company and Thomson-CSF ("Thomson") established a joint venture company, ScanData Holding N.V., (now BancTec Holding N.V.) with subsidiaries in France, Sweden, Germany and the Netherlands, which had exclusive rights to market and service various products provided by the Company and Thomson in specified territories, consisting of continental Europe, Scandinavia and North Africa. On March 15, 1996, the Company purchased Thomson's interest in ScanData Holding N.V. for cash of approximately $7,200,000.

  International sales are subject to various risks, including fluctuations in exchange rates, import controls and the need for export licenses. See Note L of Notes to the Consolidated Financial Statements for financial information concerning the Company's international operations.

SIGNIFICANT CUSTOMERS

  For the twelve months ended December 31, 1996, no single customer accounted for more than 10% of the total revenue of the Company.

COMPETITION

  In marketing its products, the Company encounters aggressive competition from a wide variety of companies, some of which have substantially greater financial and other resources than the Company. The Company believes that product performance, quality, service and price are important competitive factors in the markets in which it competes. Generally, the Company emphasizes unique product features, quality and service, and flexibility to configure unique systems from standard products in its competitive efforts. While the Company believes that its products compete favorably based on each of these elements, the Company could be adversely affected if its competitors introduce innovative or technologically superior products or offer their products at significantly lower prices than the Company. No assurance can be given that the Company will have the financial resources, marketing and service capability, or technological knowledge to continue to compete successfully.

BACKLOG

  The Company's backlog of orders believed to be firm for its products at December 31, 1996, and December 31, 1995 was approximately $95,470,000 and $113,675,000, respectively.

  The Company's backlog excludes contracts for recurring hardware and software maintenance and support products. The Company is also able to fulfill many of its customers' requests for immediate delivery, which therefore has no effect on ending backlog. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and exchange rate fluctuations, and is not necessarily indicative of the level of future revenue.

MANUFACTURING

  The Company's hardware and systems products are assembled using various standard purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. If the supply of certain components or subassemblies were interrupted without sufficient notice, the result could be an interruption of product deliveries. The Company has not experienced, nor does it foresee, any difficulty in obtaining the necessary components or subassemblies.

PATENTS

  The Company owns numerous U.S. and foreign patents and holds licenses under numerous patents owned by others. The Company also owns a number of registered and common law trademarks in the U.S. and other countries relating to the Company's trade names and product names.

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

EMPLOYEES

  At February 28, 1997, the Company employed approximately 3,650 full-time employees and considers its employee relations to be good. None of the Company's employees are represented by a labor union. The Company has never experienced a work stoppage.

ITEM 2. PROPERTIES

  The Company owns or leases numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any one facility could have an adverse impact on operations in the short term.

  The Company has the option to renew all leases on principal facilities at the end of the lease terms.

  The Company relocated its manufacturing operation from Oklahoma City, Oklahoma, and consolidated operations in a Company-owned manufacturing facility located in the Dallas, Texas area during 1996. The Company also closed its subassembly operation in Puerto Rico and outsourced those requirements to third parties during 1996. The Company will continue to manufacture the HeatStrip and BancStrip products in Puerto Rico. The Dallas facility will be the primary location for all Company assembly and manufacturing activities.

ITEM 3. LEGAL PROCEEDINGS

  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  None

EXECUTIVE OFFICERS OF BANCTEC

  Executive officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders. No family relationships exist among the executive officers of the Company.

  The executive officers of the Company are:

         NAME          AGE                       POSITION
         ----          ---                       --------
Grahame N. Clark,          Chairman of the Board, President, and Chief
 Jr...................  54 Executive Officer
John G. Guthrie.......  60 Senior Vice President
Tod V. Mongan.........  46 Senior Vice President, Secretary and General Counsel
                           Senior Vice President, Treasurer and Chief Financial
Raghavan Rajaji.......  50 Officer
James E. Uren.........  60 Senior Vice President
James R. Wimberley....  56 Senior Vice President
Michael D. Kubic......  41 Vice President, Controller, and Assistant Treasurer
Kevin L. Roper........  42 Vice President

  Mr. Clark has been Chairman of the Board and Chief Executive Officer since April 1987 and President since September 1995. Since August 1979, Mr. Clark has been employed by the Company in various management capacities.

  Mr. Guthrie has been Senior Vice President since September 1995. Since February 1989, Mr. Guthrie has been employed by the Company in various management capacities.

  Mr. Mongan has been Senior Vice President, Secretary and General Counsel since January 1993. Since November 1979, Mr. Mongan has been employed by the Company in various management capacities.

  Mr. Rajaji has been Senior Vice President, Treasurer and Chief Financial Officer since September 1995. For the seven years prior to that date, Mr. Rajaji was employed by Occidental Chemical Corporation as Senior Vice President and Chief Financial Officer.

  Mr. Uren has been Senior Vice President since September 1995. Since October 1988, Mr. Uren has been employed by the Company in various management capacities.

  Mr. Wimberley has been Senior Vice President since January 1993. Since January 1984, Mr. Wimberley has been employed by the Company in various management capacities.

  Mr. Kubic has been Vice President, Controller, and Assistant Treasurer since September 1993. Since August 1986, Mr. Kubic has been employed by the Company in various management capacities.

  Mr. Roper has been Vice President since May 1996. Since March 1985, Mr. Roper has been employed by the Company in various management capacities.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is listed on the New York Stock Exchange under the symbol BTC. The common stock of the Company traded on the NASDAQ National Market system under the symbol BTEC until December 28, 1995.

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

                                                     BANCTEC       RECOGNITION
                                                 --------------- ---------------
 WELVE MONTHS ENDED DECEMBER 31, 1996T            HIGH     LOW    HIGH     LOW
-------------------------------------            ------- ------- ------- -------
   First Quarter ended March 31, 1996........... $20     $15      --      --
   Second Quarter ended June 30, 1996...........  23 1/4  15 3/4  --      --
   Third Quarter ended September 30, 1996.......  21 1/4  18 1/8  --      --
   Fourth Quarter ended December 31, 1996.......  23 1/8  19 5/8  --      --
    NINE MONTHS ENDED DECEMBER 31,
                 1995
    ------------------------------
   First Quarter ended June 25, 1995............ $17 3/4 $14 3/4 $15 1/2 $11
   Second Quarter ended September 24, 1995......  21 3/4  15 1/4  19 1/8  14 7/8
   Third Quarter ended December 31, 1995(a).....  22 3/4  18      21 3/8  16 1/2

--------
(a) Recognition ceased trading as of the close of business on October 12, 1995, therefore, Recognition's high and low prices are for the period September 25, 1995, through October 12, 1995.

  The Company has not paid any cash dividends on its common stock since its organization and currently intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business. The number of stockholders of record as of February 28, 1997, was approximately 2,850.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                         TWELVE MONTHS NINE MONTHS  RESTATED FISCAL YEARS ENDED(A)
                             ENDED        ENDED     ----------------------------------
                         DECEMBER 31,  DECEMBER 31,             MARCH 31,
                             1996          1995       1995         1994       1993
                         ------------- ------------ ----------  ----------------------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
For the period:
 Revenue................   $554,002      $383,984   $  516,932  $  478,116  $  433,071
 Income (loss) before
  cumulative effect of
  accounting change.....     37,101       (53,481)     (15,608)     22,729      17,524
 Net income (loss)......     37,101       (53,481)     (15,608)     22,729      18,359
 Income (loss) per share
  before cumulative
  effect of accounting
  change................       1.76         (2.63)       (0.77)       1.15        0.96
 Net income (loss) per
  share.................       1.76         (2.63)       (0.77)       1.15        1.00
At period-end:
 Total assets...........    467,295       440,348      501,758     489,488     380,633
 Working capital........     87,803        42,598       90,140     126,692      96,609
 Long-term debt.........     65,891        82,972       94,181     104,220      76,020
 Stockholders' equity...   $204,720      $156,201   $  206,743  $  224,929  $  168,792
Weighted average
 shares.................     22,321        20,315       20,350      19,740      18,333

--------
(a) The Company's financial statements have been restated for fiscal years 1993 through 1995, due to a change in the reporting entity to reflect its merger with Recognition under the pooling of interests method of accounting. Prior to the merger, Recognition had a fiscal year-end of October 31, and BancTec had a fiscal year-end of on or about March 31. Since the merger was accounted for as a pooling, combined results of the two companies are presented for all periods disclosed.

  The foregoing summary reflects the acquisitions as discussed in Note C to the Consolidated Financial Statements from their respective dates of acquisition. All periods previously disclosed have been restated to include Recognition since the acquisition was accounted for as a pooling of interests (See (a) above). Additionally, the per share amounts and the weighted average number of common shares have been restated to reflect the Company's three-for-two common stock split on February 8, 1993, and the .59 exchange ratio for Recognition stock.

  In December 1995, the Company changed its fiscal year end from a 52/53 week year which ended on or about March 31, to a calendar year-end of December 31. This resulted in a nine month transitional period for December 31, 1995.

  The consolidated balance sheet data as of December 31, 1996, and December 31, 1995, are those of the combined Company. The consolidated balance sheet data for fiscal years 1995, 1994, and 1993 includes the Company as of March 26, 1995, March 27, 1994, and March 28, 1993, combined with the consolidated balance sheet data of Recognition as of March 26, 1995, and October 31, 1993, and 1992, respectively. The consolidated statement of operations for the twelve months ended December 31, 1996 are those of the combined company. The consolidated statement of operations data for the nine months ended December 31, 1995, includes the Company's results for the nine months ended December 31, 1995, combined with Recognition's results for the nine months ended December 31, 1995. The consolidated statement of operations data for the fiscal years ended 1995, 1994, and 1993 includes the Company's fiscal years ended March 26, 1995, March 27, 1994, and March 28, 1993, combined with Recognition's fiscal years ended October 31, 1994, 1993, and 1992, respectively.

  Recognition's results of operations for the five months ended March 26, 1995, are excluded from the consolidated statement of operations in order to combine complete twelve month periods and is therefore included in the statement of stockholders' equity for the year ended March 26, 1995. For additional information, see Note C to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The supplementary income statements below were derived from the audited income statement for the twelve months ended December 31, 1996 and proforma unaudited information for the twelve months ended December 31, 1995 and 1994. Management's discussion and analysis that follows is based on this supplementary information. The Company believes the discussion is more meaningful than a comparison of periods with dissimilar lengths and different year-end dates.

                                                  TWELVE MONTHS ENDED
                                         --------------------------------------
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1996         1995         1994
                                         ------------ ------------ ------------
                                                      (UNAUDITED)  (UNAUDITED)
                                                     (IN THOUSANDS)
REVENUE:
  Equipment and software................   $312,467    $ 270,256     $294,395
  Maintenance and other services........    241,535      242,284      232,685
                                           --------    ---------     --------
                                            554,002      512,540      527,080
                                           --------    ---------     --------
COST OF SALES:
  Equipment and software................    213,293      222,544      214,753
  Maintenance and other services........    177,977      195,178      172,710
                                           --------    ---------     --------
                                            391,270      417,722      387,463
                                           --------    ---------     --------
    Gross profit........................    162,732       94,818      139,617
                                           --------    ---------     --------
OPERATING EXPENSES:
  Product development...................     17,582       26,529       26,682
  Selling, general and administrative...     76,075      112,898       95,416
  Goodwill amortization.................      4,990       19,732        9,020
                                           --------    ---------     --------
                                             98,647      159,159      131,118
                                           --------    ---------     --------
    Income (loss) from operations.......     64,085      (64,341)       8,499
                                           --------    ---------     --------
OTHER INCOME (EXPENSE):
  Interest income.......................      1,146        2,489        2,646
  Interest expense......................     (7,927)     (10,009)      (9,101)
  Sundry-net............................        666          257        2,279
                                           --------    ---------     --------
                                             (6,115)      (7,263)      (4,176)
                                           --------    ---------     --------
    Income (loss) before income taxes
     and minority interest..............     57,970      (71,604)       4,323
INCOME TAX PROVISION (BENEFIT)..........     20,869      (16,391)      13,007
MINORITY INTEREST.......................        --           --         2,565
                                           --------    ---------     --------
NET INCOME (LOSS).......................   $ 37,101    $ (55,213)    $ (6,119)
                                           ========    =========     ========

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

  Consolidated revenue for the twelve months ended December 31, 1996, of $554.0 million increased by $41.5 million or 8.1% from the prior twelve month period. Revenue from equipment and software increased $42.2 million due to additional imaging software revenue and network integration revenue offset in part by lower revenue from several mature Recognition product lines. Revenue from maintenance and other services decreased by $0.7 million due to expiration of several Recognition service contracts and the sale of the Xerox printer service business. This decrease was partially offset by an increase in network services revenue. Equipment and software revenue accounted for 56.4% of total revenue for the twelve months ended December 31, 1996, as compared to 52.7% for the twelve months ended December 31, 1995.

  Consolidated gross profit of $162.7 million increased $67.9 million from the prior twelve month period. When adjusted for $41.8 million of restructuring charges taken to facilitate the Recognition acquisition (See Note C and Note D to the Consolidated Financial Statements for a discussion of the acquisition and charges) in the prior twelve month period, the current year gross profit increased by $26.1 million or 19.1%. The gross profit for equipment and software of $99.1 million increased by $23.3 million after adjusting for a restructuring charge of $28.2 million in the prior period. This increase in gross profit is primarily due to an increase in software revenue and a related improvement in the software gross margin. The gross margin improved due to the mix of software products sold and cost savings associated with the acquisition. The gross profit for maintenance and other services of $63.6 million increased by $2.9 million after adjusting for a $13.6 million restructuring charge. This increase in gross profit for maintenance and other services was due to a combination of increased revenue in network services and cost savings associated with the acquisition.

  Operating expenses of $98.6 million decreased by $60.5 million compared to the prior twelve month period. When adjusted for restructuring charges of $43.0 million, the current year operating expenses decreased by $17.5 million. The components of operating expenses changed as follows: Product development expenses decreased by $8.9 million from the prior period. When adjusted for restructuring charges of $6.6 million, the current year product development expenses decreased by $2.3 million. This decrease was due to the elimination of duplicate development projects and from other efficiencies resulting from the acquisition. Selling, general and administrative expenses of $76.1 million decreased by $36.8 million from the prior period. When adjusted for charges in the prior period of $23.8 million, the current year selling, general and administrative expenses decreased by $13.0 million. This decrease in sales, general and administrative expenses resulted primarily from consolidation of the sales organizations and elimination of duplicate corporate office staff. Goodwill amortization of $5.0 million decreased by $14.7 million compared to the prior twelve month period. When adjusted for restructuring charges of $12.6 million, the current year goodwill amortization decreased by $2.1 million. The lower goodwill amortization is due primarily to assets written off as part of the restructuring charge.

  Interest income of $1.1 million was reduced by $1.3 million from the prior year due to lower investment balances as cash was utilized for restructuring charges, debt service and the repurchase of convertible debentures.

  Interest expense of $7.9 million was reduced by $2.1 million from the prior year due to a lower overall average balance of outstanding debt resulting from scheduled term loan repayments and the repurchase of $8.0 million of convertible debentures in March 1996. Additionally, the Company has experienced lower borrowing rates during the current year.

  The current period income tax provision was $20.9 million compared to an income tax benefit of $16.4 million in the prior period. The current year income tax provision resulted in an effective rate of 36%. The prior year income tax benefit was affected by certain restructuring costs that were non-deductible for tax purposes and by the geographic mix of where income and losses were generated.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

  Consolidated revenue of $512.5 million in 1995 decreased by $14.5 million or 2.8% from 1994. Equipment and software revenue of $270.3 million for the twelve months ended December 31, 1995 decreased by $24.1 million or 8.2% from the twelve months ended December 31, 1994. This decrease was primarily due to a reduction in Recognition revenue from network integration projects in Canada, lower sales of Plexus software and older reader/sorters products and smaller reductions in several other mature product lines. Revenue from maintenance and other services of $242.3 million increased by $9.6 million or 4.1% due to continued growth in the domestic network services business and incremental document processing maintenance revenue from new European giro processing installations. Equipment and software revenue accounted for 52.7% of total revenue for the twelve months ended December 31, 1995, compared to 55.9% in the twelve months ended December 31, 1994.

  Consolidated gross profit of $94.8 million decreased by $44.8 million from the prior twelve month period. When adjusted for 1995 restructuring charges of $41.8 million and 1994 restructuring charges of $15.5 million (See Note C and Note D to the Consolidated Financial Statements for a discussion of the acquisition and charges), the gross profit decreased by $18.5 million or 11.9%. The adjusted gross profit for equipment and software of $83.0 million decreased by $10.2 million or 10.9% due to a combination of lower revenues from the former Recognition operations, the mix of products sold in community banking and cost overruns on certain large systems development contracts. The adjusted gross profit for maintenance and other services of $53.6 million decreased by $8.3 million or 13.4%. The lower maintenance margins resulted primarily from the loss of several high margin Recognition contracts in Europe and the United States and an additional week of expenses in 1995.

  Operating expenses of $159.2 million increased by $28.0 million. When operating expenses are adjusted for restructuring charges of $43.0 million in 1995 and for $4.2 million in 1994, operating expenses decreased by $10.8 million or 8.5%. Product development expenses when adjusted for restructuring charges were down $6.3 million due to a combination of the Recognition 1994 restructuring and the elimination of duplicate development projects subsequent to the acquisition. Selling, general and administrative expenses when adjusted for charges decreased by $2.6 million or 2.8% due to the elimination of duplicate job functions subsequent to the merger. Goodwill amortization when adjusted for restructuring charges decreased by $1.8 million or 20.4% due to assets written off as part of the restructuring plan.

  Other income (expense) was a net expense of $7.3 million in the twelve months ended December 31, 1995, which was a $3.1 million increase in expense from the prior period. Interest expense increased by $.9 million as a result of debt added for the TDC acquisition in the first quarter of 1994. The net sundry income decreased by $2.0 million primarily as a result of transaction gains in 1995 which did not recur in 1996.

  The income tax benefit for the twelve months ended December 31, 1995, was $16.4 million compared to an income tax provision of $13.0 million in the prior period. The 1995 benefit was affected by certain costs that were non-deductible for tax purposes and by geographic mix of where income and losses were generated. The 1994 income tax provision was derived primarily from the profits earned by the Company prior to the Recognition acquisition, while the losses from the Recognition domestic operations were not benefited due to the uncertainty of their realization by Recognition as a stand-alone company.

  Minority interest of $2.6 million in the twelve month period ended December 31, 1994, reflects the ScanData Joint Venture partner's 49.5% share of losses incurred in the joint venture. With the joint venture net equity position at zero, no minority interest adjustments for sharing of losses were made during the twelve month period ending December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, long and short-term bank financing, capital leasing and by sales of capital stock through employee stock option and purchase plans. During 1995, the Company completed the acquisition of Recognition which was accomplished through an exchange of stock. As a result of the acquisition, the Company took a pretax charge of $85.2 million to integrate the two companies and to cover the cost of severance, duplicate and impaired assets, idle facilities, loss contracts and costs incurred to complete the acquisition. This charge is reflected in both the audited nine months ended December 31, 1995 and the unaudited proforma twelve months ended December 31, 1995 financial statements. At December 31, 1996, the Company had accruals of approximately $5.6 million recorded in other accrued expenses and liabilities for remaining obligations related to these charges.

  At December 31, 1996, the Company had the following debt instruments in place; 1) Term Loan, 2) Revolving Credit Facility, 3) 7 1/4% Convertible Subordinated Debentures, 4) Foreign Credit Agreement and

5) Uncommitted Lines of Credit. On February 22, 1996, the Company signed a new credit agreement increasing its revolving credit facility to $50.0 million and providing more favorable terms and conditions for its existing term loan. The new credit agreement replaced the Acquisition Term Loan and Revolving Credit Facility in place at December 31, 1995. The outstanding term loan balance as of December 31, 1996, was $32.6 million. Pursuant to the conditions of the term loan, payments commenced March 31, 1995, with equal quarterly payments due through its maturity in December 1999. As of December 31, 1996, the Company had available a $50.0 million revolving credit facility which had an outstanding balance of $26.1 million. During the period ended December 31, 1996, the Company borrowed a maximum amount of $31.1 million against this credit facility. As of December 31, 1996, the 7 1/4% Convertible Subordinated Debentures due in 2011 had a balance of $43.7 million. Annual sinking fund payments of $2.3 million commenced on April 15, 1996. In March 1996, the Company purchased $8.0 million of the convertible debentures in the open market thereby fulfilling its sinking fund obligations for the next three years. Also outstanding as of December 31, 1996, was a foreign credit agreement in the amount of $4.9 million. Cash, cash equivalents and short-term investments have been pledged as collateral to secure this loan. The Company has agreements in place for lines of credit totaling $40.0 million. The lines are uncommitted and have a maximum term of 30 days. The Company borrowed as much as $12.0 million against these lines at various times throughout the twelve month period ended December 31, 1996. There was no outstanding balance on the lines of credit at December 31, 1996. See Note F to the Consolidated Financial Statements for a further discussion of these debt instruments.

  The Company has commitments for $8.5 million during 1997 for computer hardware, software and consulting to implement a new information system for the Company.

  The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations and pay out the remaining term loan cash obligations over the next year, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

  Cash, cash equivalents and short-term investments were $27.1 million at December 31, 1996, with approximately $4.9 million committed as collateral and compensating balances.

  Net accounts receivable increased from the December 1995 balance due to the increased revenue in the current year and the timing of when that revenue was recognized.

  Net inventory increased due to a combination of inventory purchased to support the move and consolidation of the Company's manufacuturing facility and higher finished goods levels in support of several contracts with longer development cycles.

  Net goodwill increased from December 1995 due to the acquisition of Thomson's joint venture interest offset by recurring amortization.

  Net fixed assets increased primarily as a result of purchases for field support spare parts, facility improvements, and machinery and equipment additions to support the growth in business.

  Long-term debt decreased due to a combination of an $8.0 million purchase in March 1996 of convertible debentures in the open market and to the scheduled quarterly payments made under the term loan agreement.

  The total net deferred tax asset of $22.7 million as of December 31, 1996 decreased by $17.4 million from the prior year. This decrease was due primarily to reversal of acquisition timing differences, inventory reserves and utilization of net operating loss carryforwards.

  Inflation has not had a material effect on the operating results of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BancTec, Inc.:

  We have audited the accompanying consolidated balance sheets of BancTec, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996, and December 31, 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 1996, for the nine months ended December 31, 1995 and for the year ended March 26, 1995. We did not audit the consolidated financial statements of Recognition International Inc., a company acquired during 1995 in a transaction accounted for as a pooling of interests, for the year ended October 31, 1994, as discussed in Note C. Such statements are included in the consolidated financial statements of BancTec, Inc. after restatement to reflect certain adjustments also set forth in Note C and reflect total revenues of 42 percent for the year ended March 26, 1995 of the related consolidated totals. The financial statements of Recognition International Inc. prior to those adjustments were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Recognition International Inc., is based solely upon the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 1996, and December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, for the nine months ended December 31, 1995 and for the year ended March 26, 1995, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Dallas, Texas
February 20, 1997

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

Price Waterhouse LLP

Dallas, Texas
December 7, 1994

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
CURRENT ASSETS:
  Cash and cash equivalents including restricted
   amounts of $717 at December 31, 1996, and $1,547
   at December 31, 1995..............................    $ 22,872     $ 22,010
  Short-term investments including restricted amounts
   of $4,203 at December 31, 1996, and $4,851 at
   December 31, 1995.................................       4,203        4,864
  Accounts receivable, less allowance for doubtful
   accounts of $9,627 at December 31, 1996, and
   $11,571 at December 31, 1995......................     135,138      106,189
  Inventories........................................      83,320       72,442
  Current deferred tax asset.........................      22,277       16,764
  Other..............................................       7,025        9,109
                                                         --------     --------
    Total current assets.............................     274,835      231,378
                                                         --------     --------
PROPERTY, PLANT AND EQUIPMENT-AT COST:
  Land...............................................       3,030        2,062
  Field support spare parts..........................      97,350      101,145
  Machinery and equipment............................      62,415       63,663
  Furniture, fixtures and other......................      31,217       26,515
  Buildings..........................................      24,720       23,693
                                                         --------     --------
                                                          218,732      217,078
  Less accumulated depreciation......................     131,579      137,033
                                                         --------     --------
    Net property, plant and equipment................      87,153       80,045
                                                         --------     --------
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESS,
 less accumulated amortization of $24,709 at December
 31, 1996, and $19,685 at December 31, 1995..........      93,858       91,503
                                                         --------     --------
OTHER INTANGIBLE ASSETS, less accumulated
 amortization of $6,814 at December 31, 1995.........         --         1,607
                                                         --------     --------
LONG-TERM DEFERRED TAX ASSET.........................         442       23,390
OTHER ASSETS.........................................      11,007       12,425
                                                         --------     --------
TOTAL ASSETS.........................................    $467,295     $440,348
                                                         ========     ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
CURRENT LIABILITIES:
  Revolving credit facilities........................   $ 30,996     $ 21,542
  Current maturities of long-term debt...............     11,334       13,593
  Trade accounts payable.............................     21,303       24,243
  Other accrued expenses and liabilities.............     81,956       87,098
  Deferred revenue...................................     38,196       38,024
  Income taxes.......................................      3,247        4,280
                                                        --------     --------
    Total current liabilities........................    187,032      188,780
                                                        --------     --------
LONG-TERM DEBT, less current maturities..............     65,891       82,972
                                                        --------     --------
OTHER LIABILITIES....................................      9,652       12,395
                                                        --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock-authorized, 1,000 shares of $.01
   par value:
   Series A--no shares issued and outstanding........        --           --
   Series B--no shares issued and outstanding........        --           --
  Common stock--authorized, 45,000 shares of $.01 par
   value: issued and outstanding, 20,797 shares at
   December 31, 1996 and 19,919 at December 31,
   1995..............................................        208          199
  Treasury stock.....................................       (388)        (388)
  Additional paid-in capital.........................    201,006      191,709
  Retained earnings (deficit)........................      7,967      (29,134)
  Foreign currency translation adjustments...........     (1,612)      (2,866)
  Unearned compensation..............................     (2,461)      (3,319)
                                                        --------     --------
    Total stockholders' equity.......................    204,720      156,201
                                                        --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $467,295     $440,348
                                                        ========     ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         TWELVE MONTHS NINE MONTHS  FISCAL YEAR
                                             ENDED        ENDED        ENDED
                                         DECEMBER 31,  DECEMBER 31,  MARCH 26,
                                             1996          1995        1995
                                         ------------- ------------ -----------
                                                                    (RESTATED--
                                                                    SEE NOTE A)
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  Equipment and software................   $312,467      $188,107    $266,750
  Maintenance and other services........    241,535       195,877     250,182
                                           --------      --------    --------
                                            554,002       383,984     516,932
                                           --------      --------    --------
COST OF SALES:
  Equipment and software................    213,293       163,090     195,337
  Maintenance and other services........    177,977       159,413     185,867
                                           --------      --------    --------
                                            391,270       322,503     381,204
                                           --------      --------    --------
    Gross profit........................    162,732        61,481     135,728
                                           --------      --------    --------
OPERATING EXPENSES:
  Product development...................     17,582        21,455      28,072
  Selling, general and administrative...     76,075        85,908      99,619
  Goodwill amortization.................      4,990        18,089       8,935
                                           --------      --------    --------
                                             98,647       125,452     136,626
                                           --------      --------    --------
    Income (loss) from operations.......     64,085       (63,971)       (898)
                                           --------      --------    --------
OTHER INCOME (EXPENSE):
  Interest income.......................      1,146         1,839       2,682
  Interest expense......................     (7,927)       (7,309)    (10,021)
  Sundry-net............................        666        (1,274)      2,082
                                           --------      --------    --------
                                             (6,115)       (6,744)     (5,257)
                                           --------      --------    --------
    Income (loss) before income taxes
     and minority interest..............     57,970       (70,715)     (6,155)
INCOME TAX PROVISION (BENEFIT):
  Current...............................      3,434         3,401       9,211
  Deferred..............................     17,435       (20,635)      1,452
                                           --------      --------    --------
                                             20,869       (17,234)     10,663
                                           --------      --------    --------
MINORITY INTEREST.......................        --            --        1,210
                                           --------      --------    --------
NET INCOME (LOSS).......................   $ 37,101      $(53,481)   $(15,608)
                                           ========      ========    ========
NET INCOME (LOSS) PER SHARE
  Primary...............................   $   1.79      $  (2.63)   $  (0.77)
  Fully Diluted.........................   $   1.76           --          --
WEIGHTED AVERAGE SHARES
  Primary...............................     20,679        20,315      20,350
  Fully Diluted.........................     22,321           --          --

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         TWELVE MONTHS NINE MONTHS  FISCAL YEAR
                                             ENDED        ENDED        ENDED
                                         DECEMBER 31,  DECEMBER 31,  MARCH 26,
                                             1996          1995        1995
                                         ------------- ------------ -----------
                                                                    (RESTATED--
                                                                    SEE NOTE A)
                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss).....................    $ 37,101      $(53,481)   $(15,608)
 Adjustments to reconcile net income to
  cash flows provided by operating
  activities:
 Recognition net loss for the five
  months ended March 26, 1995..........         --            --       (2,889)
 Depreciation and amortization.........      37,850        50,631      45,802
 Deferred income tax expense
  (benefit)............................      17,435       (20,635)      1,452
 Loss on disposition of property, plant
  and equipment........................         --          8,693      11,063
 Other non-cash items..................         964         2,740       5,694
 (Increase) decrease in accounts
  receivable...........................     (28,949)       23,346     (15,686)
 (Increase) decrease in inventories....     (10,878)         (100)      2,471
 (Increase) decrease in other assets...       5,109           763      (7,993)
 Decrease in trade accounts payable....      (2,940)       (8,708)       (882)
 Increase in deferred revenue..........         172           661       1,634
 Increase (decrease) in other accrued
  expenses and liabilities.............      (8,918)       15,138      15,516
 Minority interest in earnings.........         --            --       (1,210)
 Recognition change in other operating
  activities for the five months ended
  March 26, 1995.......................         --            --        9,286
                                           --------      --------    --------
  Cash flows provided by operating
   activities..........................      46,946        19,048      48,650
                                           --------      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and
  equipment............................     (39,968)      (29,878)    (47,686)
 Purchase of businesses, net of cash
  acquired.............................      (7,136)         (138)    (13,677)
 Additions to capitalized software.....         --           (942)     (2,597)
 Other.................................         661        (3,694)       (182)
 Recognition change in other investing
  activities for the five months ended
  March 26, 1995.......................         --            --       (6,365)
                                           --------      --------    --------
  Cash flows used in investing
   activities..........................     (46,443)      (34,652)    (70,507)
                                           --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of current maturities of
  long-term debt and capital lease
  obligations..........................     (14,047)      (19,361)    (12,291)
 Proceeds from (payments of) long-term
  borrowings...........................      (5,350)          --       10,800
 Proceeds from short-term borrowings...      29,930        11,137      15,278
 Payments of short-term borrowings.....     (19,150)       (7,934)     (3,332)
 Repurchase of common stock............         --            --       (6,994)
 Proceeds from sales and issuances of
  common stock.........................       9,487         1,881       4,036
 Other.................................         --           (117)        --
 Recognition change in other financing
  activities for the five months ended
  March 26, 1995.......................         --            --          (23)
                                           --------      --------    --------
  Cash flows provided by (used in)
   financing activities................         870       (14,394)      7,474
                                           --------      --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH..................................        (511)         (225)        638
                                           --------      --------    --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................         862       (30,223)    (13,745)
CASH AND CASH EQUIVALENTS--BEGINNING OF
 YEAR..................................      22,010        52,233      65,978
                                           --------      --------    --------
CASH AND CASH EQUIVALENTS--END OF
 YEAR..................................    $ 22,872      $ 22,010    $ 52,233
                                           ========      ========    ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996, THE NINE MONTHS ENDED
                  DECEMBER 31, 1995, AND THE FISCAL YEAR ENDED
                                 MARCH 26, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             FOREIGN
                                                     ADDITIONAL RETAINED    CURRENCY
                                              COMMON  PAID-IN   EARNINGS   TRANSLATION TREASURY   UNEARNED
                                              STOCK   CAPITAL   (DEFICIT)  ADJUSTMENTS  STOCK   COMPENSATION  TOTAL
                                              ------ ---------- ---------  ----------- -------- ------------ --------
Balance at March 27, 1994 (includes 32,886
 treasury shares)...........................   $195   $192,105  $ 42,848     $(3,728)   $(427)    $(6,064)   $224,929
Common stock issued principally under
 employee stock plans.......................      5      3,992       --          --       --          --        3,997
Common stock issued under restricted stock
 plan.......................................    --         141       --          --       --         (141)        --
Amortization of unearned compensation.......    --         --        --          --       --        1,290       1,290
Repurchase and retirement of common stock
 (333,000 shares)...........................     (3)    (6,991)      --          --       --          --       (6,994)
Tax benefit from exercise of stock options..    --         314       --          --       --          --          314
Issuance of common stock reserved for
 outside directors (2,950 shares)...........    --         --        --          --        39         --           39
Foreign currency translation adjustments....    --         --         (2)        994      --          --          992
Recognition net loss and other activity for
 the five months ended March 26, 1995.......    --         194    (2,889)        --       --          479      (2,216)
Net loss....................................    --         --    (15,608)        --       --          --      (15,608)
                                               ----   --------  --------     -------    -----     -------    --------
Balance at March 26, 1995 (includes 29,936
 treasury shares)...........................    197    189,755    24,349      (2,734)    (388)     (4,436)    206,743
Common stock issued principally under
 employee stock plans.......................      2      1,879       --          --       --          --        1,881
Common stock issued/cancelled under
 restricted stock plan, net.................    --         (90)      --          --       --           90         --
Amortization of unearned compensation.......    --         --        --          --       --        1,027       1,027
Tax benefit from exercise of stock options..    --         165       --          --       --          --          165
Foreign currency translation adjustments....    --         --         (2)       (132)     --          --         (134)
Net loss....................................    --         --    (53,481)        --       --          --      (53,481)
                                               ----   --------  --------     -------    -----     -------    --------
Balance at December 31, 1995 (includes
 29,936 treasury shares)....................    199    191,709   (29,134)     (2,866)    (388)     (3,319)    156,201
Common stock issued principally under
 employee stock plans.......................      9      9,186       --          --       --          --        9,195
Common stock issued/cancelled under
 restricted stock plans, net................    --         636       --          --       --         (636)        --
Amortization of unearned compensation.......    --         --        --          --       --        1,494       1,494
Foreign currency translation adjustments....    --        (525)      --        1,254      --          --          729
Net income..................................    --         --     37,101         --       --          --       37,101
                                               ----   --------  --------     -------    -----     -------    --------
Balance at December 31, 1996 (includes
 29,936 treasury shares)....................   $208   $201,006  $  7,967     $(1,612)   $(388)    $(2,461)   $204,720
                                               ====   ========  ========     =======    =====     =======    ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

  The principal business of BancTec, Inc., a Delaware corporation, and subsidiaries (the "Company") is the development, manufacture and sale of integrated financial transaction processing systems, imaging and workflow products, application software and professional services. The Company develops solutions for the banking, financial services, insurance, health care, government, utility, telecommunications and retail industries. The Company also provides network support and management services for local area networks ("LANs") and personal computers ("PCs") and designs and manufactures document processing equipment for value added resellers ("VARs") and original equipment manufacturers ("OEMs").

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

  The consolidated balance sheet as of December 31, 1996, and December 31, 1995, is that of the combined Company. The consolidated statement of operations and consolidated statement of cash flows for the twelve months ended December 31, 1996, and the nine months ended December 31, 1995, is that of the combined Company. For the fiscal year ended March 26, 1995, the consolidated statement of operations and the consolidated statement of cash flows include the Company's fiscal year ended March 26, 1995, combined with Recognition's fiscal year ended October 31, 1994. The consolidated statement of stockholders' equity as of March 26, 1995, includes the Company's activity for the fiscal year ended March 26, 1995, and Recognition's activity for the year ended October 31, 1994, and five months ended March 26, 1995. The consolidated statement of stockholders' equity for the twelve months ended December 31, 1996, and the nine months ended December 31, 1995, is that of the combined company.

  Recognition's results of operations for the five months ended March 26, 1995 is excluded from the consolidated statement of operations in order to combine complete twelve month periods and is therefore included in the statement of stockholders' equity for the year ended March 26, 1995. For additional information, see Note C.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and, for periods prior to 1996, the ScanData Joint Venture established with Thomson-CSF ("Thomson") in fiscal year 1992. In March 1996, the Company purchased Thomson's interest in the Joint Venture. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

  The Company's revenue recognition policies for its principal sources of revenue are:

  Equipment and software sales--Revenue from sales of established products is recognized upon delivery of completed product in conformity with AICPA Statement of Position No. 91-1, "Software Revenue Recognition." Revenue for new products is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction Contracts." Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in other current assets. All contract costs, including equipment and software, are charged to cost of sales at the time the related revenue is recognized. At December 31, 1996, and December 31, 1995, there were $1,577,000 and $1,618,000, respectively, of costs in excess of advance billings recorded in other current assets.

  Maintenance--Revenue from maintenance contracts is recognized ratably over the term of the contract.

  Leasing--Revenue from operating leases of equipment and temporary end-user software licenses are recognized ratably over the terms of the related contract. Revenue from sales type leases is recorded as the present value of the minimum lease payments (net of executory costs), computed at the interest rate implicit in the lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

DEPRECIATION AND AMORTIZATION

  Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Such amounts are charged to cost of sales or operating expenses in the consolidated statements of operations, as appropriate. The straight-line method of depreciation is used for financial reporting purposes. Accelerated methods are used for tax purposes.

                                 BANCTEC, INC.

  Leasehold improvements and assets recorded under capital lease obligations are depreciated over the shorter of their estimated useful life or the remaining lease term. Field support spare parts, which are repairable replacement parts for products maintained under service contracts, are amortized over a useful life of three or five years. Depreciable lives for furniture, fixtures and machinery are generally from five to seven years. Buildings utilize a forty year life.

  Intangible assets are amortized on a straight-line basis over their estimated useful lives. The excess of cost over net assets of acquired businesses is amortized over 10 to 40 years. Other intangible assets are amortized over three to five years.

PRODUCT DEVELOPMENT

  Company sponsored software product development costs are expensed as incurred until technological feasibility has been established. At that time, the software product development costs are capitalized in conformity with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." At December 31, 1996, and December 31, 1995, capitalized software costs recorded in other long-term assets were $361,000 and $542,000, respectively. Software costs are amortized to cost of sales on a per unit basis or on a straight-line basis over a three year period, whichever is less. The Company performs a periodic review to determine the realization of capitalized software. When it is determined that there is an impairment, carrying amounts are written down to their net realizable value. The amount of software development costs charged to expense for the twelve month period ended December 31, 1996, the nine month period ended December 31, 1995, and in the fiscal year ended March 26, 1995, was $181,000, $6,555,000, and $5,983,000, respectively. Customer sponsored product development costs are generally charged to cost of sales or the proceeds generated therefrom are credited to product development costs by the Company.

INCOME TAXES

  Deferred income taxes recognize the effect of temporary differences between the financial reporting basis of transactions and the tax basis of the assets and liabilities.

FOREIGN CURRENCY TRANSLATION

  The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenue and expenses are translated monthly at the average exchange rates for the month. Translation gains and losses including those arising from intercompany accounts considered to be long-term investments, are reported as a separate component of stockholders' equity, and transaction gains and losses are included in results of operations in sundry-net. Foreign currency transaction losses in the twelve months ended December 31, 1996, and the nine months ended December 31, 1995, were $835,000 and $1,246,000, respectively, and there was a foreign currency gain in the fiscal year ended March 26, 1995 of $1,929,000.

NET INCOME PER SHARE

  Net income per common and common equivalent share is based upon the weighted average number of outstanding shares during the year. The number of outstanding shares of common stock has been adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive, at the beginning of the period or date of issuance, and the use of the proceeds of such assumed exercise to repurchase, at market, common stock of the Company. The number of outstanding shares of common stock has also been adjusted for the assumed conversion of convertible debt. For December 31, 1995 and March 26, 1995, fully diluted earnings per share are either anti-dilutive or do not affect earnings per share.

                                 BANCTEC, INC.

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

  The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Recognition for all periods presented in accordance with Accounting Principles Bulletin ("APB") No. 16.

                                 BANCTEC, INC.

  Combined and separate results of the Company and Recognition for the period presented are as follows:

                                                                     FISCAL YEAR
                                                                        ENDED
                                                                      MARCH 26,
                                                                        1995
                                                                     -----------
      As Reported:
      Revenue:
        BancTec.....................................................  $297,539
        Recognition(b)..............................................   219,393
                                                                      --------
        Combined....................................................  $516,932
                                                                      ========
      Net Income (Loss):
        BancTec.....................................................  $ 12,509
        Recognition(b)..............................................   (26,580)
        Adjustment (a)..............................................    (1,537)
                                                                      --------
        Combined....................................................  $(15,608)
                                                                      ========

--------
(a) Effect of conforming the method of accounting for field spares.
(b) For the fiscal year ended October 31, 1994.

OTHER ACQUISITIONS AND EQUITY INVESTMENTS

  In fiscal 1992, the Company and Thomson established a joint venture company, ScanData Holding N.V. (now BancTec Holding, N.V.), with subsidiaries in France, Sweden, Germany and the Netherlands, which had exclusive rights to market and service various products provided by the Company and Thomson in specified territories, consisting of continental Europe, Scandinavia and North Africa. On March 15, 1996, the Company purchased Thomson's interest in ScanData Holding N.V. for cash of approximately $7,200,000.

  In fiscal 1994, the Company acquired a 33% equity interest in Servibanca, a document processing service provider located in Chile. Servibanca offers a variety of products and services to the South American document processing market.

  The Company also uses various other distributor and OEM relationships to market its products in Asia and other locations.

NOTE D--CHARGES

  For the nine month period ended December 31, 1995, the Company incurred pretax charges of $85,187,000 for the integration of the Company and Recognition. The components of these charges were $17,000,000 to cover the cost of severance, $51,687,000 for duplicate and impaired assets, $6,000,000 for loss contracts, $5,500,000 related to facilities and $5,000,000 in transaction costs. These costs were categorized in the consolidated statement of operations as follows: $41,838,000 in cost of sales, $6,647,000 in product development, $23,761,000 in selling, general and administrative, $12,556,000 as amortization and $385,000 in other sundry.

  As of December 31, 1996, approximately $79,587,000 (primarily professional fees, severance and write off of impaired assets) of such costs have been paid or otherwise charged against the $85,187,000 accrual. The remaining obligations are currently recorded in other accrued expenses and liabilities and are expected to be substantially paid by the end of 1997, utilizing existing cash resources of the Company. The amounts disclosed represent management's best estimate of the costs to be incurred and the timing of such costs. The progress of

                                 BANCTEC, INC.

the plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the accrual.

Under Recognition's former restructuring plan, a pretax charge of $19,732,000 was recorded in the fiscal year ended October 31, 1994 (March 26, 1995, of the combined Company). In order to conform the income statement presentation to the Company's presentation, the previously reported restructuring charge has been reclassified as follows: $15,536,000 to cost of sales, $3,693,000 to selling, general and administrative and $503,000 for product development. At December 31, 1996, the Company had no remaining accrual relating to this plan.

NOTE E--INVENTORIES

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Raw materials......................................   $29,246      $18,156
   Work-in-process....................................    20,466       20,195
   Finished goods.....................................    33,608       34,091
                                                         -------      -------
                                                         $83,320      $72,442
                                                         =======      =======

NOTE F--INDEBTEDNESS

                                                     DECEMBER 31, DECEMBER 31,
                                                         1996         1995
                                                     ------------ ------------
                                                           (IN THOUSANDS)
   Term loans payable to banks......................   $32,614      $43,777
   7 1/4% convertible subordinated debentures due
    2011............................................    43,722       51,722
   Obligations under capital leases.................       889        1,066
                                                       -------      -------
                                                        77,225       96,565
   Less current maturities..........................    11,334       13,593
                                                       -------      -------
                                                       $65,891      $82,972
                                                       =======      =======

  Future maturities of long-term debt, excluding capital lease obligations, are as follows:

   CALENDAR YEAR
   -------------                                                  (IN THOUSANDS)
   1997..........................................................    $10,950
   1998..........................................................     10,950
   1999..........................................................     11,714
   2000..........................................................      2,250
   2001..........................................................      2,250
   Thereafter....................................................     38,222
                                                                     -------
                                                                     $76,336
                                                                     =======

  On February 22, 1996, the Company signed a new credit agreement replacing the Acquisition Term Loan and Revolving Credit Facility in place at December 31, 1995. At December 31, 1996, the Company's credit agreement provided for a $50,000,000 short-term revolving credit facility ("revolving credit facility") and a $55,000,000 term loan facility ("term loan") which are unsecured. The agreement contains restrictive covenants which, among other things, restrict payment of dividends, limit additional debt and requires the Company to maintain a 2.0 to 1.0 minimum cash flow coverage, maximum debt to EBITDA of not more than 2.25 to 1.0 at

                                 BANCTEC, INC.

the end of any fiscal quarter for the preceding twelve month period and a maximum debt to capitalization ratio not to exceed .50 to 1.0 as of the end of any fiscal quarter. At December 31, 1996, the Company was in compliance with all covenants required under the agreement. The agreement permits borrowing in foreign currency which the Company utilizes as part of its foreign currency risk management program discussed in Note K. Therefore, the reported amounts can include recognized but unrealized gains and losses resulting from currency fluctuations. The revolving credit facility bears interest at the lender's prime commercial rate or, at the Company's option, the London Interbank Offered Rate ("LIBOR") on Eurocurrency borrowings plus 0.50%, depending on the Company's debt to capitalization ratio, as defined. A commitment fee of 0.225% on the unused revolving credit facility is payable quarterly. The term loan facility bears interest at the lender's prime commercial rate or, at the Company's option, LIBOR plus 0.75%, depending on the Company's debt to capitalization ratio, as defined.

  At December 31, 1996, the amount outstanding under the revolving credit facility was $26,076,000 at a weighted average interest rate of 6.22%. During the twelve months ended December 31, 1996, the Company borrowed a maximum amount of $31,050,000 against this facility.

  Principal payments against the outstanding balance of the term loan facility commenced as of March 31, 1995. The principal, plus accrued interest, is due in 20 equal quarterly installments until December 31, 1999. At December 31, 1996, the balance of the term loan facility was $32,614,000. The weighted average interest rate on borrowings under the term loan facility was 6.41% at December 31, 1996.

  Also outstanding as of December 31, 1996, was a foreign credit agreement in the amount of $4,920,000 payable in Japanese yen. Cash, cash equivalents and short-term investments have been pledged as collateral to secure this credit agreement.

  The 7 1/4% convertible debentures are subordinated to all senior indebtedness and are convertible into common stock at $28.39 per share. Annual sinking fund payments of $2,250,000 were required beginning April 15, 1996. In March 1996, the Company purchased $8,000,000 of the convertible debentures in the open market thereby fulfilling its sinking fund obligations for the next three years. The debentures are redeemable at the Company's option at 100% of face value after April 16, 1996.

  The Company has agreements in place for lines of credit totaling $40,000,000. The lines are uncommitted and have a maximum term of 30 days. The Company borrowed as much as $12,000,000 at various times throughout the twelve month period ended December 31, 1996. There were no advances outstanding at December 31, 1996.

  At December 31, 1996, the Company was party to one interest rate cap agreement. This agreement, which expires in May 1997, entitles the Company to receive from a counterparty, on a quarterly basis, the amount, if any, by which interest payments calculated using LIBOR on the notional amount of $27,500,000 exceeds 7.0%, with a ceiling of 9.5%, above which the Company would receive no additional amount. No payments were received in the twelve month period ended December 31, 1996.

  The fair market value of the term loan, revolving credit facility, the subordinated debentures, lines of credit and foreign credit agreement as of December 31, 1996, approximates their respective carrying values.

                                 BANCTEC, INC.

  Future minimum lease payments under capital lease obligations are as follows:

   CALENDAR YEAR
   -------------                                                (IN THOUSANDS)
   1997........................................................      $453
   1998........................................................       343
   1999........................................................       163
   2000........................................................        38
                                                                     ----
   Total minimum lease payments................................       997
   Less amount representing interest (5.9%-16.2% rate).........       108
                                                                     ----
   Present value of net minimum lease payments, including cur-
    rent maturities of $384 at December 31, 1996...............      $889
                                                                     ====

  Property, plant and equipment recorded under capital leases are as follows:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Machinery and equipment............................    $  559       $  977
   Furniture, fixtures and other......................     1,385        1,915
                                                          ------       ------
   Total--at cost.....................................     1,944        2,892
   Less accumulated depreciation......................     1,025        1,826
                                                          ------       ------
                                                          $  919       $1,066
                                                          ======       ======

  The Company paid cash totaling $7,972,000, $7,228,000, and $8,970,000, for interest during the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and in the fiscal year ended March 26, 1995, respectively.

NOTE G--OTHER ACCRUED EXPENSES AND LIABILITIES

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Salaries, wages and other compensation.............   $17,834      $19,604
   Accrued taxes, other than income taxes.............     5,961        6,391
   Advances from customers............................    21,353       16,340
   Accrued invoices and costs.........................     5,252        2,949
   Accrued merger charges and other costs.............     6,431       25,426
   Other..............................................    25,125       16,388
                                                         -------      -------
                                                         $81,956      $87,098
                                                         =======      =======

                                 BANCTEC, INC.

NOTE H--INCOME TAXES

  The domestic and foreign components of income (loss) before income taxes and minority interest consisted of the following:

                                         TWELVE MONTHS NINE MONTHS  FISCAL YEAR
                                             ENDED        ENDED        ENDED
                                         DECEMBER 31,  DECEMBER 31,  MARCH 26,
                                             1996          1995        1995
                                         ------------- ------------ -----------
                                                     (IN THOUSANDS)
   Domestic (including Puerto Rico).....    $47,357      $(58,739)    $(6,096)
   Foreign..............................     10,613       (11,976)        (59)
                                            -------      --------     -------
                                            $57,970      $(70,715)    $(6,155)
                                            =======      ========     =======

  The income tax provision (benefit) consisted of the following:

                                         TWELVE MONTHS NINE MONTHS  FISCAL YEAR
                                             ENDED        ENDED        ENDED
                                         DECEMBER 31,  DECEMBER 31,  MARCH 26,
                                             1996          1995        1995
                                         ------------- ------------ -----------
                                                     (IN THOUSANDS)
   Current:
     Federal (including Puerto Rico)....    $   974      $  3,172     $ 4,243
     State..............................        --          1,117       1,597
     Foreign............................      2,460          (888)      3,371
                                            -------      --------     -------
       Total current....................      3,434         3,401       9,211
                                            -------      --------     -------
   Deferred:
     Federal............................     19,906       (19,125)      2,143
     Foreign............................     (2,471)       (1,510)      ( 691)
                                            -------      --------     -------
       Total deferred...................     17,435       (20,635)      1,452
                                            -------      --------     -------
                                            $20,869      $(17,234)    $10,663
                                            =======      ========     =======

  The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

                                         TWELVE MONTHS NINE MONTHS  FISCAL YEAR
                                             ENDED        ENDED        ENDED
                                         DECEMBER 31,  DECEMBER 31,  MARCH 26,
                                             1996          1995        1995
                                         ------------- ------------ -----------
                                                     (IN THOUSANDS)
   Provision (benefit) at U.S.
    statutory rate of 35% for
    all periods........................     $20,290      $(24,750)    $(2,154)
   Increase (reduction) in tax expense
    resulting from:
     Impact of foreign and Puerto Rico
      income tax rates.................         100          (177)       (201)
     Charge/credit in lieu of taxes for
      tax benefits realized from
      acquisitions.....................         --            211      (1,457)
     Foreign losses not providing a
      current benefit..................         879         2,247      10,523
     Utilization of net operating
      losses...........................      (3,626)          --          --
     Domestic amortization of cost over
      net assets of acquired business..       1,575         1,664       1,295
     Foreign goodwill amortization.....         221           221         642
     State income tax, net of federal
      income tax benefit...............         --           (171)        486
     Tax expense from foreign
      subsidiaries' dividends..........         --            --        1,226
     Other.............................       1,430         3,521         303
                                            -------      --------     -------
                                            $20,869      $(17,234)    $10,663
                                            =======      ========     =======

                                 BANCTEC, INC.

  The Company paid cash totaling $4,651,000, $2,654,000, and $13,666,000 for income taxes during the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and in the fiscal year ended March 26, 1995, respectively.

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

  Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, "Accounting for Income Taxes", were comprised of the following:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Gross deferred tax assets (liabilities):
     Net operating losses.............................     43,792       47,418
     Inventory reserves...............................      4,922       18,866
     Acquisition & restructuring charges..............      5,634       16,617
     Receivable allowance.............................      2,744        2,142
     Deferred revenues................................      3,286        4,819
     Deferred compensation............................      3,053        3,218
     Foreign timing differences, net..................      2,618        2,035
     Taxes paid on intercompany profits...............        585          585
     Unrealized foreign exchange gains................        468          468
     Depreciation.....................................        (11)       1,409
     Tax deductible foreign reserves..................        422          422
     Other............................................      2,084         (247)
                                                         --------     --------
     Gross deferred tax assets........................     69,597       97,752
     Deferred tax assets valuation reserve............    (46,878)     (57,598)
                                                         --------     --------
   Net deferred tax asset.............................   $ 22,719     $ 40,154
                                                         ========     ========

  The Company has net operating loss carryforwards which expire as follows:
1997 through 2001, $34,413,000; 2002 through 2006, $36,451,000; 2009 through
2011, $23,616,000; and indefinite, $12,120,000.

  The net change in the deferred tax asset valuation reserve for the twelve months ended December 31, 1996, and for the nine months ended December 31, 1995, was a decrease of $10,720,000, and an increase of $1,551,000, respectively. The current year's decrease is primarily attributable to reversal of acquisition timing differences, inventory reserves and utilization of net operating loss carryforwards. The increase in 1995 is attributable to the increase in the net operating loss carryforwards of the Company's subsidiaries.

  Undistributed earnings of foreign subsidiaries were approximately $17,922,000, $14,243,000 and $17,514,000 at December 31, 1996, December 31,
1995, and March 26, 1995, respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.

                                 BANCTEC, INC.

NOTE I--STOCKHOLDERS' EQUITY

EMPLOYEE STOCK AWARD PLANS

  At December 31, 1996, a total of 3,340,249 shares of common stock were reserved for issuance under the Company's stock award plans. At December 31, 1996, no shares were available for future grant; however, subsequent to year end the Board of Directors authorized an additional 1,500,000 shares available for future grant, 1,000,000 of which remain subject to shareholder approval. In general, the plans provide for the granting of options or restricted shares to key employees. A summary of the key provisions of each type of award is as follows:

 Stock Options

  In general, the plans provide for the granting of options at not less than fair market value of the stock at the grant date. Options issued vest over a five year period, with one-fifth of the shares becoming exercisable on each anniversary. At December 31, 1996, December 31, 1995, and March 26, 1995, options to purchase 2,860,586, 3,515,193 and 3,337,801 shares, respectively, were outstanding, of which options to purchase 1,405,388, 2,208,434 and 756,415 shares, respectively, were vested and could be exercised. The outstanding stock options at December 31, 1996 have a weighted average remaining contractual life of five years.

  A summary of activity in the Company's stock option plans is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                         OPTION PRICE  EXERCISE
                                              SHARES      PER SHARE     PRICE
                                             ---------  -------------- --------
   Options outstanding--March 26, 1994...... 3,088,592  $ 4.83--$28.39  $11.08
   Granted..................................   890,550   12.08-- 27.76   17.10
   Exercised................................  (439,187)   4.83-- 23.53    8.13
   Forfeited................................  (202,154)   5.42-- 23.53   13.40
                                             ---------
   Options outstanding--March 26, 1995...... 3,337,801    4.83-- 28.39   15.19
   Granted..................................   538,050   15.38-- 19.98   17.08
   Exercised................................  (149,786)   4.83-- 16.63    9.56
   Forfeited................................  (210,872)   4.83-- 27.75   17.61
                                             ---------
   Options outstanding--December 31, 1995... 3,515,193    4.83-- 28.39   15.75
   Granted..................................   712,500   17.25-- 22.50   21.35
   Exercised................................  (913,451)   4.83-- 22.68    9.86
   Forfeited................................  (453,656)   5.42-- 28.39   20.50
                                             ---------
   Options outstanding--December 31, 1996... 2,860,586  $ 4.83--$28.39  $17.99
                                             =========

                                 BANCTEC, INC.

  The Company accounts for the stock option plans under APB Opinion No. 25, under which no compensation has been recognized. Had compensation costs for these plans been determined consistent with SFAS Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          TWELVE        NINE
                                                       MONTHS ENDED MONTHS ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
                                                            (IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
   Net Income:
     As reported......................................   $37,101      $(53,481)
     Pro Forma........................................   $36,430      $(53,630)
   Primary EPS:
     As reported......................................   $  1.79      $  (2.63)
     Pro Forma........................................   $  1.76      $  (2.64)
   Fully Diluted EPS:
     As reported......................................   $  1.76      $    --
     Pro Forma........................................   $  1.73      $    --

  Because the SFAS Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

                                                     TWELVE MONTHS NINE MONTHS
                                                         ENDED        ENDED
                                                     DECEMBER 31,  DECEMBER 31,
     WEIGHTED AVERAGE                                    1996          1995
     ----------------                                ------------- ------------
   Risk free interest rate..........................        6.2%         5.8%
   Expected life....................................   3.5 years    3.5 years
   Expected volatility..............................         40%          40%
   Fair value of options granted....................       $6.92        $5.85

 Restricted Stock Awards

  The Board of Directors periodically awards restricted stock to key employees as compensation. Vesting is pro rata and is subject to future service. Unearned compensation is charged for the market value of the shares on the date of grant and is amortized to expense over the vesting period. Such amount is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During the twelve months ended December 31, 1996, 40,648 restricted shares were awarded and unearned compensation of $741,266 was recorded. During the nine months ended December 31, 1995, 22,475 restricted shares were awarded and unearned compensation of $380,936 was recorded. During the fiscal year ended March 26, 1995, 6,203 restricted shares were awarded and unearned compensation of $141,118 was recorded. The weighted average price of the shares awarded during the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and fiscal year ended March 26, 1995, were $18.24, $16.95 and $22.75, respectively. Vesting on such shares ranges from 3 years to 21 years. During the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and in fiscal year 1995, $316,955, $199,607, and $227,037, respectively, was amortized to expense. Also during the twelve month period ended December 31, 1996, and the nine month period ended

                                 BANCTEC, INC.

December 31, 1995, the Company cancelled 5,730 and 31,270 shares, respectively, reserved for key employees who are no longer with the Company. This resulted in a reduction to unearned compensation of $105,000 and $471,300, respectively. There were no cancellations during the fiscal year ended March 26, 1995.

 Employee Stock Purchase Plan

  The Company has an employee stock purchase plan under which 479,663 shares of common stock were reserved at December 31, 1996. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the exercise period. During the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and the fiscal year ended March 26, 1995, the Company issued 50,448, 21,835 and 47,630 shares, respectively, under the plan.

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

NOTE J--EMPLOYEE BENEFIT PLANS

  Through December 31, 1996, the Company had one employee savings plan for substantially all full-time and part-time U.S. employees. The Employee Savings Plan was available to existing Company employees prior to the acquisition of Recognition. The ESOP Flex/Save Plan was available to existing Recognition employees

                                 BANCTEC, INC.

prior to the acquisition. Effective January 1, 1996, the ESOP Flex/Save Plan was merged with the existing Employee Savings Plan.

  The Employee Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. During the twelve months ended December 31, 1996, the Company elected to contribute 69,491 shares, which was allocated based on compensation. During the nine months ended December 31, 1995 and in the fiscal year ended March 26, 1995, the Company contributed 2.0%, and 1.1%, respectively, of the qualifying participant's base salary. Amounts expensed under the plan for the periods noted were $1,177,000, $691,000, and $600,000, respectively.

  Shares allocated to the ESOP Flex/Save Plan during the nine months ended December 31, 1995, and in the fiscal year ended March 26, 1995, were 52,118 and 69,491, respectively. Amounts expensed under this plan for the periods noted were $827,000 and $930,000, respectively.

  The Company provides no material postretirement benefits to its employees.

NOTE K--COMMITMENTS AND CONTINGENCIES

LEASES

  The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and the fiscal year ended March 26, 1995, was $9,155,000, $6,772,000, and $11,479,000, respectively.

  Future minimum payments under non-cancelable operating leases are approximately as follows:

   CALENDAR YEAR
   -------------                                                  (IN THOUSANDS)
   1997..........................................................    $ 7,960
   1998..........................................................      6,472
   1999..........................................................      5,033
   2000..........................................................      4,153
   2001..........................................................      2,753
   Thereafter....................................................      6,384
                                                                     -------
                                                                     $32,755
                                                                     =======

  The Company has the option to renew operating leases on its facilities at the end of the current lease terms.

LITIGATION

  The Company and its subsidiaries are parties to various legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company, any liability that may ensue would not have a significant impact on the financial position or results of operations of the Company.

DERIVATIVE FINANCIAL INSTRUMENTS

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

  Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. As discussed in Note F, the Company has one interest rate cap agreement in effect at

                                 BANCTEC, INC.

December 31, 1996, which entitles the Company to receive from a counterparty, on a quarterly basis, the amount, if any, by which interest payments calculated using LIBOR on the notional amount of $27,500,000 exceeds 7.0%, with a ceiling of 9.5%, above which the Company would receive no additional amount. The LIBOR interest rate has not exceeded 7.0% since November 25, 1994, the effective date of the agreement. This agreement expires in May 1997.

  The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap but has no off-balance sheet credit risk of accounting loss. The Company anticipates that its counterparties will be able to fully satisfy their obligations under their contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.

NOTE L--GEOGRAPHIC OPERATIONS

  The Company operates in the following geographic areas: the United States, Europe, and other international areas consisting primarily of Australia, Japan and Canada. Interarea sales to affiliates are accounted for at established transfer prices.

  Sales and operating income for the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and the fiscal year ended March 26, 1995, and identifiable assets at the end of each of those periods, classified by geographic area, are as follows:

                                                 OTHER
                              UNITED             INTER-   ELIMINA-  CONSOLI-
                              STATES   EUROPE   NATIONAL   TIONS     DATED
                             --------  -------  --------  --------  --------
                                           (IN THOUSANDS)
   Twelve months ended
    December 31, 1996
     Sales to unaffiliated
      customers............. $393,635  $92,624  $67,743   $    --   $554,002
     Interarea sales to
      affiliates............   36,021    3,117       38    (39,176)      --
     Operating income
      (loss)................   53,013    7,486    4,302       (716)   64,085
     Identifiable assets....  411,766   68,370   36,437    (49,278)  467,295
   Nine months ended
    December 31, 1995
     Sales to unaffiliated
      customers............. $285,947  $56,855  $41,182   $    --   $383,984
     Interarea sales to
      affiliates............   10,096      655      --     (10,751)      --
     Operating loss.........  (52,992)  (2,987)  (5,235)    (2,757)  (63,971)
     Identifiable assets....  351,517   69,518   37,692    (18,379)  440,348
   Fiscal year ended March
    26, 1995
     Sales to unaffiliated
      customers............. $370,809  $72,243  $73,880   $    --   $516,932
     Interarea sales to
      affiliates............   18,490    2,157        1    (20,648)      --
     Operating income
      (loss)................   (7,178)   2,684    3,605         (9)     (898)
     Identifiable assets....  399,965   82,726   49,830    (30,763)  501,758

NOTE M--RELATED PARTIES

  In fiscal 1992, the Company and Thomson established a joint venture company, ScanData Holding N.V. (now BancTec Holding N.V.), with exclusive rights to market and service various products provided by the Company and Thomson in specified territories, consisting of continental Europe, Scandinavia and North Africa. On March 15, 1996, the Company purchased Thomson's interest in ScanData Holding N.V. for cash of approximately $7,200,000. Included in trade accounts payable at December 31, 1995, is $3,051,000 payable to Thomson. There was no payable to Thomson at December 31, 1996.

                                 BANCTEC, INC.

NOTE N--SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                          YEAR ENDED DECEMBER 31, 1996
                                  --------------------------------------------
                                     Q1       Q2       Q3       Q4     TOTAL
                                  -------- -------- -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenue....................... $140,053 $133,994 $136,422 $143,533 $554,002
   Gross profit..................   40,344   40,069   40,425   41,894  162,732
   Net income....................    8,682    9,266    9,296    9,857   37,101
   Fully diluted net income per
    share........................ $   0.42 $   0.44 $   0.44 $   0.46 $   1.76

                                       NINE MONTHS ENDED DECEMBER 31, 1995
                                     ------------------------------------------
                                        Q1        Q2        Q3        TOTAL
                                     --------- --------- ---------  -----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenue..........................  $124,659  $134,322  $125,003   $383,984
   Gross profit.....................    36,554    37,110   (12,183)    61,481
   Net income (loss)................     3,679     4,657   (61,817)   (53,481)
   Fully diluted net income (loss)
    per share....................... $    0.18 $    0.23 $   (3.02) $   (2.63)

  Includes pretax charges of $85,187,000 during the third quarter. See Note D for a further discussion of these charges.

                                         YEAR ENDED MARCH 26, 1995
                                ---------------------------------------------
                                   Q1       Q2       Q3        Q4     TOTAL
                                -------- -------- --------  -------- --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenue..................... $119,814 $135,802 $122,873  $138,443 $516,932
   Gross profit................   38,616   40,551   19,092    37,469  135,728
   Net income (loss)...........    3,944    2,262  (22,359)      545  (15,608)
   Fully diluted net income
    (loss) per share........... $   0.19 $   0.11 $  (1.10) $   0.03 $  (0.77)

  Includes pretax charges of $19,732,000 during the third quarter. See Note D for a further discussion of these charges.

  Due to the impact of stock prices on the computation of earnings per share, net income per share as presented may not equal the sum of the quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) and (2) Financial Statements: See Index to Financial Statements and Schedules on page 42.

  (b) Reports on Form 8-K:

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

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     10.2  --BancTec, Inc. 1989 Stock Plan.(4)
     10.3  --BancTec, Inc. 1994 Stock Plan.(5)
     10.4  --BancTec, Inc. Deferred Compensation Plan. (6)
     10.5  --BancTec, Inc. 1996 Employee Stock Purchase Plan. (6)
     10.6  --Employment Agreement with Grahame N. Clark, Jr. Dated November 5,
           1995.(4)
     10.7  --Employment Agreement with Norton A. Stuart dated May 28, 1992.(3)
     10.8  --Employment Agreement with Tod V. Mongan dated November 5, 1995.(4)
     10.9  --Employment Agreement with Raghavan Rajaji dated September 27,
           1995.(4)
     10.10 --Form of Indemnification Agreement between the Company and each of its Directors and Officers.(4)
     10.11 --Agreement with Norton A. Stuart dated February 11, 1994.(4)
     11.1  --Statement re: computation of net income per share.(6)
     21.1  --Subsidiaries.(6)
     23.1  --Consent of Arthur Andersen LLP.(6)
     23.2  --Consent of Price Waterhouse LLP.(6)
     27.0  --Selected Financial Data.(7)

--------
(1) Incorporated by reference to the Company's Form 8-A filed on July 6, 1988.
(2) Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 30, 1987, and incorporated herein by reference.
(3) Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 28, 1993, and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(5) Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 27, 1994, and incorporated herein by reference.
(6) Filed herewith.
(7) Filed electronically only.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BancTec, Inc.

                                                 /s/ Grahame N. Clark, Jr.
                                          By __________________________________
                                             GRAHAME N. CLARK, JR.CHAIRMAN OF
                                              THE BOARD, PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

Dated: March 26, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                        TITLE                 DATE

      /s/ Grahame N. Clark, Jr.        Chairman of the          March 26, 1997
-------------------------------------   Board, President
        GRAHAME N. CLARK, JR.           and Chief Executive
                                        Officer and
                                        Director (Principal
                                        Executive Officer)

         /s/ Raghavan Rajaji           Senior Vice              March 26, 1997
-------------------------------------   President,
           RAGHAVAN RAJAJI              Treasurer and Chief
                                        Financial Officer
                                        (Principal
                                        Financial Officer)

        /s/ Michael D. Kubic           Vice President,          March 26, 1997
-------------------------------------   Controller and
          MICHAEL D. KUBIC              Assistant Treasurer
                                        (Principal
                                        Accounting Officer)

       /s/ Michael E. Faherty          Director                 March 26, 1997
-------------------------------------
         MICHAEL E. FAHERTY

          /s/ Paul J. Ferri            Director                 March 26, 1997
-------------------------------------
            PAUL J. FERRI

              SIGNATURE                         TITLE                DATE

         /s/ Rawles Fulgham             Director                March 26, 1997
-------------------------------------
           RAWLES FULGHAM

         /s/ Thomas G. Kamp             Director                March 26, 1997
-------------------------------------
           THOMAS G. KAMP

           /s/ A.A. Meitz               Director                March 26, 1997
-------------------------------------
             A.A. MEITZ

        /s/ Michael A. Stone            Director                March 26, 1997
-------------------------------------
          MICHAEL A. STONE

      /s/ Norton A. Stuart, Jr.         Director                March 26, 1997
-------------------------------------
        NORTON A. STUART, JR.

        /s/ Merle J. Volding            Director                March 26, 1997
-------------------------------------
          MERLE J. VOLDING

                                 BANCTEC, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Reports of Independent Public Accountants.............................. 15-16
Consolidated Balance Sheets at December 31, 1996, and December 31,
 1995.................................................................. 17-18
Consolidated Statements of Operations for the twelve months ended
 December 31, 1996, the nine months ended December 31, 1995, and the
 fiscal year ended March 26, 1995......................................    19
Consolidated Statements of Cash Flows for the twelve months ended
 December 31, 1996, the nine months ended December 31, 1995, and the
 fiscal year ended March 26, 1995......................................    20
Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and
 the fiscal year ended March 26, 1995..................................    21
Notes to Consolidated Financial Statements............................. 22-37
SUPPLEMENTAL SCHEDULES
Schedule II--Valuation and Qualifying Accounts for the twelve months ended December 31, 1996, the nine months ended December 31, 1995, and
 the fiscal year ended March 26, 1995..................................    45

  All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BancTec, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in BancTec, Inc.'s Form 10-K, and have issued our report thereon dated February 20, 1997. We did not audit the consolidated financial statements of Recognition International Inc., a company acquired during 1995 in a transaction accounted for as a pooling of interests, for the year ended October 31, 1994, as discussed in Note C to Notes to the Consolidated Financial Statements. Such statements are included in the consolidated financial statements of BancTec, Inc. after restatement to reflect certain adjustments also set forth in Note C and reflect total revenues of 42 percent for the year ended March 26, 1995 of the related consolidated totals. The financial statements of Recognition International Inc. prior to those adjustments were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Recognition International Inc., is based solely upon the report of the other auditors. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Dallas, Texas,
February 20, 1997

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

Price Waterhouse LLP

Dallas, Texas,
December 7, 1994

                                                                    SCHEDULE II

                                 BANCTEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996, THE NINE MONTHS ENDED DECEMBER
              31, 1995, AND THE FISCAL YEAR ENDED MARCH 26, 1995
                                (IN THOUSANDS)

           COLUMN A               COLUMN B       COLUMN C         COLUMN D     COLUMN E
           --------              ---------- ------------------- ------------- ----------
                                                 ADDITIONS
                                            -------------------
                                 BALANCE AT CHARGED TO                        BALANCE AT
                                 BEGINNING  COSTS AND                           END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS  OF PERIOD   EXPENSES  OTHER(A) DEDUCTIONS(B)   PERIOD
-------------------------------  ---------- ---------- -------- ------------- ----------
Twelve months ended
 December 31, 1996......          $11,571     $1,252    $ --       $(3,196)    $ 9,627
Nine months ended
 December 31, 1995......          $ 4,313     $8,471    $ --       $(1,213)    $11,571
Fiscal year ended March
 26, 1995...............          $ 3,515     $1,953    $  68      $(1,223)    $ 4,313

--------
(A) Change in the allowance account for the five month period November 1, 1994, to March 26, 1995, for Recognition.
(B) Write-off of uncollectible accounts.