Form 10-Q
period 1997-03-31
BANCTEC INC
filed 1997-05-14
CIK 318378

                                  FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


  [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-9859

                                 BANCTEC, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                          75-1559633
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

     4851 LBJ FREEWAY, DALLAS, TX                         75244
     (Address of principal executive offices)           (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, 972/341-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X        No
                                               ----------      -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
     CLASS                                            MAY 6, 1997
     -----                                     -----------------------

Common Stock, $.01 par value                          21,225,385

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                     MARCH 31,           DECEMBER 31,
                                                                       1997                  1996
                                                                    -----------          ------------
                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents including restricted amounts of $668 at
    March 31, 1997 and $717 at December 31, 1996                     $ 27,574              $ 22,872
  Short-term investments including restricted amounts of $3,919 at
    March 31, 1997 and $4,203 at December 31, 1996                      3,919                 4,203
  Accounts receivable, less allowance for doubtful accounts of
    $9,332 at March 31, 1997 and $9,627 at December 31, 1996          144,863               135,138
  Inventories                                                          77,276                83,320
  Current deferred tax asset                                           22,277                22,277
  Other current assets                                                  8,744                 7,025
                                                                     --------              --------
       TOTAL CURRENT ASSETS                                           284,653               274,835
PROPERTY, PLANT AND EQUIPMENT  - NET                                   91,182                87,153
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES,
   less accumulated amortization of $25,927 at March 31, 1997 and
   $24,709 at December  31, 1996                                       92,275                93,858
LONG-TERM DEFERRED TAX ASSET                                              442                   442
OTHER ASSETS                                                           11,822                11,007
                                                                     --------              --------
                                                                     $480,374              $467,295
                                                                     ========              ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                       $ 33,205              $ 30,996
   Current maturities of long-term debt                                11,315                11,334
   Trade accounts payable                                              22,047                21,303
   Other accrued expenses and liabilities                              80,022                81,956
   Deferred revenue                                                    35,393                38,196
   Income taxes payable                                                 8,106                 3,247
                                                                     --------              --------
            TOTAL CURRENT LIABILITIES                                 190,088               187,032
                                                                     --------              --------
LONG-TERM DEBT, less current maturities                                62,916                65,891
                                                                     --------              --------
OTHER LIABILITIES                                                       9,454                 9,652
                                                                     --------              --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock-authorized, 1,000 shares of $.01 par value:
       Series A - no shares issued and outstanding                          -                     -
       Series B - no shares issued and outstanding                          -                     -
   Common stock-authorized, 45,000 shares of $.01 par value;
       issued and outstanding, 21,220 at March 31, 1997 and
       20,797 at December 31, 1996                                        212                   208
   Treasury stock                                                        (388)                 (388)
   Additional paid-in capital                                         205,690               201,006
   Retained earnings                                                   17,994                 7,967
   Foreign currency translation adjustments                            (3,324)               (1,612)
   Unearned compensation                                               (2,268)               (2,461)
                                                                     --------              --------
            TOTAL STOCKHOLDERS' EQUITY                                217,916               204,720
                                                                     --------              --------
                                                                     $480,374              $467,295
                                                                     ========              ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                      MARCH 31,    MARCH 31,
                                                         1997         1996
                                                      ---------    ---------
REVENUE:
    Equipment and software                             $ 77,448    $ 80,604
    Maintenance and other services                       64,905      59,449
                                                       --------    --------
                                                        142,353     140,053
                                                       --------    --------
COST OF SALES:
    Equipment and software                               52,263      54,797
    Maintenance and other services                       46,903      44,912
                                                       --------    --------
                                                         99,166      99,709
                                                       --------    --------

GROSS PROFIT                                             43,187      40,344
                                                       --------    --------
OPERATING EXPENSES:
   Product development                                    5,411       3,908
   Selling, general & administrative                     18,666      19,809
   Goodwill amortization                                  1,344       1,212
                                                       --------    --------
                                                         25,421      24,929
                                                       --------    --------

INCOME FROM OPERATIONS                                   17,766      15,415
                                                       --------    --------
OTHER INCOME (EXPENSE):
   Interest income                                          175         274
   Interest expense                                      (1,753)     (2,244)
   Sundry-net                                              (521)        121
                                                       --------    --------
                                                         (2,099)     (1,849)
                                                       --------    --------
INCOME BEFORE INCOME TAXES                               15,667      13,566

INCOME TAX PROVISION                                      5,640       4,884
                                                       --------    --------

NET INCOME                                             $ 10,027    $  8,682
                                                       ========    ========

NET INCOME PER SHARE:

                Primary                                   $0.47       $0.43
                Fully diluted                             $0.46       $0.42

COMMON SHARES AND COMMON
   SHARE EQUIVALENTS USED IN
   COMPUTING PER SHARE AMOUNTS:

                Primary                                  21,240      20,417
                Fully diluted                            22,985      22,154

                 See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                      MARCH 31,      MARCH 31,
                                                        1997           1996
                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $ 10,027       $  8,682
 Adjustments to reconcile net income to cash flows
  provided by operating activities:
    Depreciation and amortization                        9,632          8,447
    Deferred income tax benefit                              -           (236)
    Disposition of property, plant and equipment           345              -
    Other non-cash items                                   385           (458)
    Increase in accounts receivable                     (9,725)       (26,250)
    (Increase) decrease in inventories                   6,719         (8,043)
    (Increase) decrease in other assets                 (2,534)           475
    Increase in trade accounts payable                     744          5,563
    Increase (decrease) in deferred revenue             (2,803)         6,240
    Increase in other accrued expenses
     and liabilities                                     3,196          7,845
                                                      --------       --------
     CASH FLOWS PROVIDED BY OPERATING  ACTIVITIES       15,986          2,265
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment            (14,479)        (7,330)
 Purchase of businesses, net of cash acquired                -         (7,136)
 Proceeds from sale of property, plant and equipment        53              -
 Other                                                       -             35
                                                      --------       --------
     CASH FLOWS USED IN INVESTING ACTIVITIES           (14,426)       (14,431)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of current portion of long-term debt and
   capital lease obligations                            (2,845)        (5,363)
 Payments of long-term borrowings                            -         (5,350)
 Net proceeds from short-term borrowings                 2,459         21,500
 Proceeds from sales and issuances of  common stock      4,503          4,267
                                                      --------       --------

     CASH FLOWS PROVIDED BY FINANCING
      ACTIVITIES                                         4,117         15,054
                                                      --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (975)           (52)
                                                      --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                4,702          2,836

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          22,872         22,010
                                                      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 27,574       $ 24,846
                                                      ========       ========

SUPPLEMENTAL DISCLOSURE INFORMATION:
 Cash paid during the period for:
    Interest                                          $    986       $  1,463
    Income taxes                                         1,368            715

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION:

     The accompanying unaudited balance sheet at March 31, 1997, and the consolidated statements of operations and cash flows for the interim periods ending March 31, 1997 and March 31, 1996 should be read in conjunction with the consolidated financial statements and notes set forth in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

     Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options and convertible subordinated debentures, where applicable.


2.   INVENTORIES CONSISTED OF THE FOLLOWING:

                                                    MARCH 31,    DECEMBER 31,
                                                      1997          1996
                                                    --------      --------
                                                         (IN THOUSANDS)
     Raw materials                                   $29,521       $29,246
     Work-in-progress                                 18,468        20,466
     Finished goods                                   29,287        33,608
                                                     -------       -------
                                                     $77,276       $83,320
                                                     =======       =======


                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



3.   PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                              MARCH 31,        DECEMBER 31,
                                                1997               1996
                                              ---------          --------
                                                     (IN THOUSANDS)
     Land                                     $   3,030          $   3,030
     Field support spare parts                  100,124             97,350
     Machinery and equipment                     62,921             62,415
     Furniture, fixtures and other               36,022             31,217
     Building                                    24,645             24,720
                                              ---------          ---------
                                                226,742            218,732
                                              ---------          ---------
     Accumulated depreciation                  (135,560)          (131,579)
                                              ---------          ---------
                                              $  91,182          $  87,153
                                              =========          =========

4.   OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                              MARCH 31,         DECEMBER 31,
                                                1997               1996
                                              ---------          ---------
                                                     (IN THOUSANDS)
     Salaries, wages and other compensation   $  15,847          $  17,834
     Accrued taxes, other than income taxes       6,384              5,961
     Advances from customers                     21,288             21,353
     Accrued invoices and costs                   8,714              5,252
     Accrued merger charges and other costs       4,992              6,431
     Other                                       22,797             25,125
                                              ---------          ---------

                                              $  80,022          $  81,956
                                              =========          =========


5.   CHARGES

During the nine months ended December 31, 1995, the Company incurred pretax charges of $85.2 million for the integration of the Company and Recognition International, Inc. ("Recognition"). At December 31, 1996, the Company had accruals of approximately $5.6 million recorded in other accrued expenses and liabilities for remaining obligations related to these charges.

At March 31, 1997, the Company's remaining accruals relating to these charges were approximately $4.1 million. The decrease from December 31, 1996 primarily resulted from the payment of termination benefits of $0.7 million and lost contracts of $0.8 million during the three months ended March 31, 1997.

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



6.   EARNINGS PER SHARE


The Company will adopt the provisions of SFAS No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1997. SFAS No. 128, issued in February 1997, replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. Had the Company adopted the provisions of SFAS No. 128 during the first quarter of 1997, the impact of the adoption on the calculation of net income per share would have been to increase primary earnings per share of $0.47 to basic earnings per share of $0.48. There would have been no effect on diluted earnings per share for the quarter ended March 31, 1997 or for primary or fully diluted earnings per share for the quarter ended March 31, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
1996
----

Total revenue of $142.4 million increased by $2.3 million or 1.6% from the comparable reporting period last year. Revenue from sales of equipment and software decreased $3.2 million primarily due to lower equipment revenue from sales of reader/sorters, workstations and network integration hardware, which was partially offset by an increase in software revenue from Plexus and a giro installation in Europe. Revenue from maintenance and other services increased $5.5 million primarily due to growth in network maintenance revenue.

Gross profit of $43.2 million was $2.8 million or 7.0% higher than the comparable period last year. The gross profit for equipment and software revenue of $25.2 million decreased by $0.6 million from the comparable reporting period last year. The decrease was due to lower equipment revenue. The gross profit for maintenance and other services of $18.0 million increased by $3.5 million due to an increase in network services revenue and additional cost savings from the merger with Recognition.

Operating expenses of $25.4 million increased $0.5 million or 2.0%. The components of operating expenses changed as follows: Product development expenses of $5.4 million increased by $1.5 million due to additional staffing and lower customer funding of development efforts in the current year. Sales and marketing expenses of $12.2 million were the same as the comparable period in the prior year. General and administrative expenses of $6.5 million decreased by $1.1 million due to lower costs in the current year. Goodwill amortization of $1.3 million increased by $0.1 million from the comparable period in the prior year.

Interest expense of $1.8 million decreased by $0.5 million due to a lower overall average balance of outstanding debt resulting from scheduled term loan payments and the repurchase of $8.0 million of convertible debentures in March 1996.

Net sundry expense of $0.5 million decreased by $0.6 million primarily due to foreign currency transaction losses in the first three months of 1997 and no comparable losses in the first three months of 1996.

The income tax provision of $5.6 million increased $0.8 million due to an increase in pretax income. The effective income tax rate is forecasted to be 36% for the current year.

Net income of $10.0 million increased by $1.3 million from the prior year. Fully diluted earnings per share of $0.46 increased from $0.42 a share in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)
                                  (UNAUDITED)


SUPPLEMENTAL REVENUE BREAKDOWN

The following disclosure on revenues has been provided as additional information on the breakdown of revenues for the three months ended March 31, 1997 and 1996.

                                                         THREE MONTHS ENDED
                                                      MARCH 31,       MARCH 31,
                                                        1997            1996
                                                      ---------       ---------
                                                            (In thousands)
  Financial transaction processing systems            $  57,288       $  60,399
  OEM and support products                               12,661          15,390
  Plexus                                                  7,499           4,815
                                                      ---------       ---------
     Total equipment and software                     $  77,448       $  80,604
                                                      ---------       ---------

  Equipment maintenance                                  41,413          43,535
  Network services                                       23,492          15,914
                                                      ---------       ---------
     Total maintenance and other services             $  64,905       $  59,449
                                                      ---------       ---------

Total Revenue                                         $ 142,353       $ 140,053
                                                      =========       =========


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

At March 31, 1997, the Company had the following debt instruments in place: 1) Term loan, 2) Revolving Credit Facility, 3) 7-1/4% Convertible Subordinated Debentures, 4) Foreign Credit Agreement and 5) Uncommitted Lines of Credit. The outstanding balance on the Term Loan at March 31, 1997 was $29.7 million which is payable in equal installments due through its maturity in December 31, 1999. The Company has available a revolving credit facility of $50.0 million with an outstanding balance of $20.6 million as of March 31, 1997. The Company also has outstanding $43.7 million of 7-1/4% Convertible Subordinated Debentures as of March 31, 1997. Annual sinking fund requirements of $2.3 million commenced on April 15, 1996. In March 1996, the Company purchased $8.0 million of the convertible debentures in the open market thereby fulfilling its sinking fund obligations for the next three years. A foreign credit agreement of $4.6 million which is secured by cash, cash equivalents and short-term investments was also outstanding as of March 31, 1997. The Company also has available uncommitted lines of credit with a group of banks totaling $40.0 million. These lines have a maximum term of 30 days. Under these uncommitted lines, the Company had outstanding $8.0 million in obligations as of March 31, 1997.

Cash, cash equivalents and short-term investments were $31.5 million at March 31, 1997, with approximately $ 4.6 million committed as collateral and compensation balances.

Net accounts receivable increased by $9.7 million during the first quarter of 1997. The growth is primarily attributed to the sale of large systems which have longer collection cycles and to the timing of payments received from customers.

Net inventory decreased by $6.0 million during the first quarter of 1997 primarily due to shipment of several large systems in the U.S. and Europe.

Net fixed assets increased during the first quarter of 1997 primarily as the result of purchases for field support spare parts, computer equipment for the Company's new information system, and facility improvements.

The excess of cost over net assets of acquired businesses during the first quarter of 1997 decreased by $1.6 million reflecting the scheduled amortization of costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


The balance in the revolving credit facilities increased by $2.2 million since December 31, 1996 as a result of discretionary borrowings to fund fixed asset purchases and working capital requirements.

The balance in long-term debt decreased by $3.0 million since December 31, 1996 as a result of the normal scheduled quarterly debt payments.

Additional paid-in capital increased by $4.7 million since December 31, 1996 primarily due to stock options exercised in large part by former executives of the Company.

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

          a)  Certain Considerations

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

ITEM 5.   OTHER INFORMATION (Continued)
          -----------------


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




                                        BANCTEC, INC.





                                        /s/ Michael D. Kubic
                                        -------------------------------------
                                        Michael D. Kubic
                                        Vice President, Controller and
                                          Assistant Treasurer



Dated:   May 14, 1997