Form 10-Q
period 1997-06-30
BANCTEC INC
filed 1997-08-14
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


           [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, 972/341-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      OUTSTANDING AT
     CLASS                                            AUGUST 7, 1997
     -----                                          -----------------

Common Stock, $.01 par value                           21,441,097

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                     ASSETS

                                                                          JUNE 30,    DECEMBER 31,
                                                                            1997          1996
                                                                           --------   -----------
                                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents including restricted amounts of $723 at
    June 30, 1997 and $717 at December 31, 1996                             $ 21,714  $ 22,872
  Short-term investments including restricted amounts of $4,247 at
    June 30, 1997 and $4,203 at December 31, 1996                              4,247     4,203
  Accounts receivable, less allowance for doubtful accounts of
    $8,181 at June 30, 1997 and $9,627 at December 31, 1996                  142,735   135,138
  Inventories                                                                 81,159    83,320
  Current deferred tax asset                                                  22,277    22,277
  Other current assets                                                        10,509     7,025
                                                                            --------  --------
     TOTAL CURRENT ASSETS                                                    282,641   274,835
PROPERTY, PLANT AND EQUIPMENT  - NET                                          97,979    87,153
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES,
   less accumulated amortization of $27,319 at June 30, 1997 and
   $24,709 at December  31, 1996                                              90,936    93,858
OTHER ASSETS                                                                  11,978    11,449
                                                                            --------  --------
                                                                           $ 483,534  $467,295
                                                                           =========  ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                             $ 31,720   $ 30,996
   Current maturities of long-term debt                                      11,296     11,334
   Trade accounts payable                                                    18,022     21,303
   Other accrued expenses and liabilities                                    79,335     81,956
   Deferred revenue                                                          30,768     38,196
   Income taxes payable                                                      11,763      3,247
                                                                           --------   --------
            TOTAL CURRENT LIABILITIES                                       182,904    187,032
                                                                           --------   --------
LONG-TERM DEBT, less current maturities                                      61,175     65,891
                                                                           --------   --------
OTHER LIABILITIES                                                             9,269      9,652
                                                                           --------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock-authorized, 1,000 shares of $.01 par value:
       Series A - no shares issued and outstanding                                -          -
       Series B - no shares issued and outstanding                                -          -
   Common stock-authorized, 45,000 shares of $.01 par value:
        issued 21,282 at June 30, 1997 and
        20,797 at December 31, 1996                                             213        208
   Treasury stock                                                              (388)      (388)
   Additional paid-in capital                                               206,829    201,006
   Retained earnings                                                         28,598      7,967
   Foreign currency translation adjustments                                  (3,231)    (1,612)
   Unearned compensation                                                     (1,835)    (2,461)
                                                                           --------   --------
            TOTAL STOCKHOLDERS' EQUITY                                      230,186    204,720
                                                                           --------   --------
                                                                           $483,534   $467,295
                                                                           ========   ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,   JUNE 30,    JUNE 30,    JUNE 30,
                                          1997       1996        1997        1996
                                        ---------  ---------  ----------  ----------

REVENUE:
    Equipment and software              $ 85,486   $ 74,417    $162,934    $155,021
    Maintenance and other services        65,813     59,577     130,718     119,026
                                        --------   --------    --------    --------
                                         151,299    133,994     293,652     274,047
                                        --------   --------    --------    --------

COST OF SALES:
    Equipment and software                56,882     49,804     109,145     104,601
    Maintenance and other services        49,122     44,121      96,025      89,033
                                        --------   --------    --------    --------
                                         106,004     93,925     205,170     193,634
                                        --------   --------    --------    --------

GROSS PROFIT                              45,295     40,069      88,482      80,413
                                        --------   --------    --------    --------

OPERATING EXPENSES:
   Product development                     5,393      4,094      10,804       8,002
   Selling, general & administrative      20,527     18,422      39,193      38,231
   Goodwill amortization                   1,377      1,409       2,721       2,621
                                        --------   --------    --------    --------
                                          27,297     23,925      52,718      48,854
                                        --------   --------    --------    --------

INCOME FROM OPERATIONS                    17,998     16,144      35,764      31,559
                                        --------   --------    --------    --------
OTHER INCOME (EXPENSE):
   Interest income                           211        300         386         574
   Interest expense                       (1,883)    (1,829)     (3,636)     (4,073)
   Sundry-net                                242       (140)       (279)        (19)
                                        --------   --------    --------    --------
                                          (1,430)    (1,669)     (3,529)     (3,518)
                                        --------   --------    --------    --------

INCOME BEFORE INCOME
   TAXES                                  16,568     14,475      32,235      28,041

INCOME TAX PROVISION                       5,965      5,209      11,605      10,093
                                        --------   --------    --------    --------

NET INCOME                              $ 10,603   $  9,266    $ 20,630    $ 17,948
                                        ========   ========    ========    ========

NET INCOME PER SHARE:

               Primary                     $0.49      $0.45       $0.96       $0.87
               Fully diluted               $0.48      $0.44       $0.94       $0.85

COMMON SHARES AND COMMON
   SHARE EQUIVALENTS USED IN
   COMPUTING PER SHARE AMOUNTS:

               Primary                    21,566     20,658      21,391      20,591
               Fully diluted              23,188     22,213      23,083      22,298



                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                            JUNE 30,   JUNE 30,
                                                              1997       1996
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 20,630   $ 17,948
   Adjustments to reconcile net income to cash flows
     provided by (used in) operating activities
         Depreciation and amortization                        20,109     16,810
         Disposition of property, plant and equipment            699          -
         Other non-cash items                                    906         17
         Increase in accounts receivable                      (7,597)   (28,400)
         (Increase) decrease in inventories                    2,709    (13,729)
         Increase in other assets                             (4,013)      (966)
         Increase (decrease) in trade accounts payable        (3,281)     4,522
         Increase (decrease) in deferred revenue              (7,428)       638
         Increase in other accrued expenses
            and liabilities                                    5,982     12,833
                                                            --------   --------

         CASH FLOWS PROVIDED BY OPERATING
                  ACTIVITIES                                  28,716      9,673
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                (30,432)   (18,368)
   Purchase of businesses, net of cash acquired                    -     (7,136)
   Proceeds from sale of property, plant and equipment            53          -
   Other                                                           -         34
                                                            --------   --------

         CASH FLOWS USED IN INVESTING ACTIVITIES             (30,379)   (25,470)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
       capital lease obligations                              (5,692)    (8,311)
   Proceeds from (payments of) long-term borrowings            1,080     (5,350)
   Net proceeds from short-term borrowings                       591     21,500
   Proceeds from sales and issuances of  common stock          5,828      5,578
                                                            --------   --------

         CASH FLOWS PROVIDED BY FINANCING
            ACTIVITIES                                         1,807     13,417
                                                            --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (1,302)       415
                                                            --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (1,158)    (1,965)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                22,872     22,010
                                                            --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 21,714   $ 20,045
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
         Interest                                           $  2,023   $  2,483
         Income taxes                                          3,614      1,118


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

     The accompanying unaudited balance sheet at June 30, 1997, and the consolidated statements of operations and cash flows for the interim periods ending June 30, 1997 and June 30, 1996 should be read in conjunction with the consolidated financial statements and notes set forth in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

     Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options and convertible subordinated debentures, where applicable.


2.   INVENTORIES CONSISTED OF THE FOLLOWING:



                                                    JUNE 30,      DECEMBER 31,
                                                      1997          1996
                                                     -------       -------
                                                         (IN THOUSANDS)
 Raw materials                                       $29,138       $29,246
 Work-in-progress                                     22,366        20,466
 Finished goods                                       29,655        33,608
                                                     -------       -------
                                                     $81,159       $83,320
                                                     =======       =======


                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



3.   PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:


                                           JUNE 30,   DECEMBER 31,
                                             1997         1996
                                           --------   ------------
                                                (IN THOUSANDS)

 Land                                      $  3,030     $   3,030
 Field support spare parts                  105,810        97,350
 Machinery and equipment                     63,938        62,415
 Furniture, fixtures and other               41,085        31,217
 Building                                    25,416        24,720
                                          ---------     ---------
                                            239,279       218,732
 Accumulated depreciation                  (141,300)     (131,579)
                                          ---------     ---------
                                          $  97,979     $  87,153
                                          =========     =========

4.   OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                           JUNE 30,   DECEMBER 31,
                                             1997         1996
                                           --------   ------------
                                                (IN THOUSANDS)

 Salaries, wages and other compensation   $ 13,035      $  17,834
 Accrued taxes, other than income taxes      6,248          5,961
 Advances from customers                    23,393         21,353
 Accrued invoices and costs                  9,708          5,252
 Accrued merger charges and other costs      3,868          6,431
 Other                                      23,083         25,125
                                          --------      ---------
                                          $ 79,335      $  81,956
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

At June 30, 1997, the Company's remaining accruals relating to these charges were approximately $3.0 million. The net decrease from December 31, 1996 primarily resulted from the payment of termination benefits, warranties and loss contracts during the six months ended June 30, 1997.

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



6.   EARNINGS PER SHARE


The Company will adopt the provisions of SFAS No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1997. SFAS No. 128, issued in February 1997, replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. The impact of the adoption on the calculation of net income per share would have been to increase fully diluted earnings per share of $0.85 to diluted earnings per share of $0.86 for the six month period ended June 30, 1996. There would have been no effect on primary or fully diluted earnings per share for the three month and six month periods ended June 30, 1997 or for primary and fully diluted earnings per share for the three month ended June 30, 1996 or for primary earnings per share for the six month period ended June 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS



COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND
--------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1996
--------------------------------

Total revenue of $151.3 million for the 1997 second quarter increased $17.3 million or 12.9% compared to the second quarter of 1996. Revenue from sales of equipment and software increased $11.1 million primarily due to large systems integration projects for international customers. Revenue from maintenance and other services increased $6.2 million due to continued strong growth in network maintenance services in the U.S., partially offset by the expiration of some maintenance contracts on older document processing systems.

Total gross profit of $45.3 million for the second quarter of 1997 rose $5.2 million, 13.0% higher than the second quarter of 1996. Gross profit for equipment and software of $28.6 million was $4.0 million higher than for the second quarter of 1996. This increase was driven by higher systems installations, partially offset by lower profits from community banking operations. Gross profit for maintenance and other services of $16.7 million was $1.2 million higher due to the increase in network services revenue.

Operating expenses in the second quarter of 1997 totaled $27.3 million, an increase of $3.4 million or 14.1% from last year's second quarter. Product development expenses of $5.4 million increased $1.3 million due to higher spending for software development and a new series of reader/sorters and scanner products. Sales and marketing expenses of $13.2 million increased by $1.3 million due to the higher level of revenues and operating activities. General and administrative expenses of $7.3 million increased $0.8 million due in part to costs associated with the implementation of a new enterprise-wide business management system. Goodwill amortization of $1.4 million was the same as for the second quarter of last year.

Net sundry income of $0.2 million increased by $0.4 million due primarily to foreign currency gains during the second quarter of 1997 with no comparable gains in the second quarter of 1996.

The income tax provision of $6.0 million increased $0.8 million due to an increase in taxable income. The effective income tax rate was 36% for both periods.

Net income of $10.6 million in the 1997 second quarter increased $1.3 million compared to the last year's second quarter. Fully diluted earnings per share rose to $0.48 from $0.44 per share in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------------

Total revenue of $293.7 million for the first half of 1997 increased $19.6 million or 7.2% compared to first half of 1996. Revenue from sales of equipment and software increased $7.9 million primarily due to higher systems integration project revenues and Plexus software products, partially offset by lower workstation sales. Revenue from maintenance and other services increased $11.7 million due to strong growth in network maintenance operations, partially offset by the expiration of some maintenance contracts on older document processing systems.

Total gross profit of $88.5 million for the first half of 1997 rose $8.1 million, 10.0% higher than for the first half of 1996. Gross profit for equipment and software of $53.8 million was $3.4 million higher than for the second quarter of 1996. This increase was driven by higher systems installations and improved manufacturing performance, partially offset by lower profits from community banking operations. Gross profit for maintenance and other services of $34.7 million was $4.7 million higher due to the increase in network services revenue.

Operating expenses in the first half of 1997 totaled $52.7 million, an increase of $3.9 million or 7.9% from last year's first half. Product development expenses of $10.8 million increased $2.8 million due to higher spending for software development and a new series of reader/sorters and scanner products. Sales and marketing expenses of $25.4 million increased by $1.3 million due to the higher level of revenues and operating activities. General and administrative expenses of $13.8 million decreased $0.3 million due to the timing of some expenses. Goodwill amortization of $2.7 million increased $0.1 million from the first half of last year.

Interest expense of $3.6 million decreased $0.4 million due to a lower overall average balance of outstanding debt resulting from scheduled term loan payments and the repurchase of $8.0 million of convertible debentures in March 1996.

Net sundry expense of $0.3 million increased $0.3 million primarily due to foreign currency transaction losses in the first six months of 1997.

The income tax provision of $11.6 million increased $1.5 million due to an increase in taxable income. The effective income tax rate was 36% for the both periods.

Net income of $20.6 million for the first half of 1997 increased by $2.7 million compared to last year's first half. Fully diluted earnings per share rose to $0.94 from $0.85 a share in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)
                                  (UNAUDITED)


SUPPLEMENTAL REVENUE BREAKDOWN

The following disclosure on revenues has been provided as additional information on the breakdown of revenues for the three and six months ended June 30, 1997 and 1996.

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                               1997      1996      1997      1996
                                             --------  --------  --------  --------
                                                         (In thousands)

 Financial transaction processing systems    $ 64,526  $ 54,623  $121,814   115,022
 OEM and support products                      13,960    13,237    26,621    28,627
 Plexus                                         7,000     6,557    14,499    11,372
                                             --------  --------  --------  --------
  Total equipment and software               $ 85,486  $ 74,417  $162,934  $155,021
                                             --------  --------  --------  --------

 Equipment maintenance                         40,458    43,215    81,871    86,750
 Network services                              25,355    16,362    48,847    32,276
                                             --------  --------  --------  --------
  Total maintenance and other services       $ 65,813  $ 59,577  $130,718  $119,026
                                             --------  --------  --------  --------

Total Revenue                                $151,299  $133,994  $293,652  $274,047
                                             ========  ========  ========  ========


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

At June 30, 1997, the Company had the following debt instruments in place: 1) Term loan, 2) Revolving Credit Facility, 3) 7-1/4% Convertible Subordinated Debentures, 4) Foreign Credit Agreement and 5) Uncommitted Lines of Credit. The outstanding balance on the Term Loan at June 30, 1997 was $27.0 million which is payable in equal quarterly installments due through its maturity in December 31, 1999. The Company has available a revolving credit facility of $50.0 million with an outstanding balance of $26.7 million as of June 30, 1997. The Company also has outstanding $43.7 million of 7-1/4% Convertible Subordinated Debentures as of June 30, 1997. Annual sinking fund requirements of $2.3 million commenced on April 15, 1996. In March 1996, the Company purchased $8.0 million of the convertible debentures in the open market thereby fulfilling its sinking fund obligations for the next three years. A foreign credit agreement of $5.0 million which is secured by cash, cash equivalents and short-term investments was also outstanding as of June 30, 1997. The Company also has available uncommitted lines of credit with a group of banks totaling $40.0 million. These lines have a maximum term of 30 days. Under these uncommitted lines, the Company had no outstanding obligations as of June 30, 1997.

Cash, cash equivalents and short-term investments were $26.0 million at June 30, 1997, with approximately $5.0 million committed as collateral and compensating balances.

Net accounts receivable increased by $7.6 million during the first six months of 1997. The growth is primarily attributed to increased revenues and to the timing of payments received from customers.

Net inventory decreased by $2.2 million during the first six months of 1997 primarily due to shipment of several large systems in the U.S. and Europe.

Net fixed assets increased during the first six months of 1997 primarily as the result of purchases for field support spare parts, computer equipment for the Company's new information system, and facility improvements.

The excess of cost over net assets of acquired businesses during the first six months of 1997 decreased by $2.9 million reflecting the scheduled amortization of costs and foreign currency translation adjustments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


The balance in long-term debt decreased by $4.7 million since December 31, 1996 as a result of the normal scheduled quarterly debt payments.

Additional paid-in capital increased by $5.8 million since December 31, 1996 primarily due to stock options exercised in large part by former employees of the Company.

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

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------

          The annual meeting of the stockholders of BancTec, Inc. was May 22, 1997. The following items were voted upon:

          1. Election of two nominees for directors. The following individuals were elected directors of BancTec, Inc.

                                                 Votes For
                                                ----------

              Michael E. Faherty                18,691,340
              Paul J. Ferri                     18,711,190

              The following individuals, who were not up for election, continue to serve as directors of BancTec, Inc.

              Grahame N. Clark, Jr.
              Rawles Fulgham
              Thomas G. Kamp
              A. A. Meitz
              Michael A. Stone
              Norton A. Stuart, Jr.

          2. Proposal to approve an amendment to the BancTec, Inc. 1989 Stock Plan to increase the number of shares available by 1,000,000 shares.

              For:      16,220,649
              Against:   2,725,298
              Abstain:     105,673


ITEM 5.   OTHER INFORMATION
          -----------------

          a)   Certain Considerations

          . From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

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




                               BANCTEC, INC.





                               /s/ Michael D. Kubic
                               -------------------------------------------------
                               Michael D. Kubic
                               Vice President, Controller and
                                 Assistant Treasurer




Dated:   August 14, 1997