Form 10-Q
period 1997-09-30
BANCTEC INC
filed 1997-11-12
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

       Registrant's telephone number, including area code, 972/341-4000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
    Class                                                  November 7, 1997
    -----                                                  ----------------

Common Stock, $.01 par value                                  21,731,984

                                  BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS
                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1997           1996
                                                             ---------      ---------
                                                            (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents including restricted
  amounts of $685 at September 30, 1997 and $717
  at December 31, 1996                                       $  18,068     $  22,872
 Short-term investments including restricted
  amounts of $4,018 at September 30, 1997 and
  $4,203 at December 31, 1996                                    4,018         4,203
 Accounts receivable, less allowance for doubtful
  accounts of $7,013 at September 30, 1997 and
  $9,627 at December 31, 1996                                  150,269       135,138
 Inventories                                                    89,839        83,320
 Current deferred tax asset                                     22,277        22,277
 Other current assets                                            9,802         7,025
                                                             ---------     ---------
       TOTAL CURRENT ASSETS                                    294,273       274,835
PROPERTY, PLANT AND EQUIPMENT - NET                            102,787        87,153
EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES,
 less accumulated amortization of $28,592 at
 September 30, 1997 and $24,709 at December 31, 1996            90,251        93,858
OTHER ASSETS                                                    13,771        11,449
                                                             ---------     ---------
                                                             $ 501,082     $ 467,295
                                                             =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Revolving credit facilities                                 $  35,453     $  30,996
 Current maturities of long-term debt                           11,890        11,334
 Trade accounts payable                                         23,412        21,303
 Other accrued expenses and liabilities                         77,156        81,956
 Deferred revenue                                               26,741        38,196
 Income taxes payable                                           12,550         3,247
                                                             ---------     ---------
       TOTAL CURRENT LIABILITIES                               187,202       187,032
                                                             ---------     ---------
LONG-TERM DEBT, less current maturities                         58,556        65,891
                                                             ---------     ---------
OTHER LIABILITIES                                                8,588         9,652
                                                             ---------     ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock-authorized, 1,000 shares of
  $.01 par value:
    Series A - no shares issued and outstanding                      -             -
    Series B - no shares issued and outstanding                      -             -
 Common stock-authorized, 45,000 shares of
  $.01 par value:
    issued 21,589 at September 30, 1997 and
    20,797 at December 31, 1996                                    216           208
 Treasury stock                                                      -          (388)
 Additional paid-in capital                                    213,123       201,006
 Retained earnings                                              39,384         7,967
 Foreign currency translation adjustments                       (4,501)       (1,612)
 Unearned compensation                                          (1,486)       (2,461)
                                                             ---------     ---------
       TOTAL STOCKHOLDERS' EQUITY                              246,736       204,720
                                                             ---------     ---------
                                                             $ 501,082     $ 467,295
                                                             =========     =========

                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                                 1997           1996           1997           1996
                                              ---------      ---------      ---------      ---------
REVENUE:
  Equipment and software                      $  82,178      $  76,935      $ 245,112      $ 231,956
  Maintenance and other services                 68,352         59,487        199,070        178,513
                                              ---------      ---------      ---------      ---------
                                                150,530        136,422        444,182        410,469
                                              ---------      ---------      ---------      ---------
COST OF SALES:
  Equipment and software                         55,154         52,476        165,143        157,077
  Maintenance and other services                 49,062         43,521        145,087        132,554
                                              ---------      ---------      ---------      ---------
                                                104,216         95,997        310,230        289,631
                                              ---------      ---------      ---------      ---------

GROSS PROFIT                                     46,314         40,425        133,952        120,838
                                              ---------      ---------      ---------      ---------
OPERATING EXPENSES:
  Product development                             4,902          4,539         14,862         12,541
  Selling, general & administrative              20,979         18,136         60,172         56,367
  Goodwill amortization                           1,328          1,502          4,049          4,123
                                              ---------      ---------      ---------      ---------
                                                 27,209         24,177         79,083         73,031
                                              ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                           19,105         16,248         54,869         47,807
                                              ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest income                                   172            276            558            850
  Interest expense                               (2,021)        (1,913)        (5,657)        (5,986)
  Sundry-net                                       (402)           (82)          (681)          (101)
                                              ---------      ---------      ---------      ---------
                                                 (2,251)        (1,719)        (5,780)        (5,237)
                                              ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                       16,854         14,529         49,089         42,570

INCOME TAX PROVISION                              6,067          5,233         17,672         15,326
                                              ---------      ---------      ---------      ---------

NET INCOME                                    $  10,787      $   9,296      $  31,417      $  27,244
                                              =========      =========      =========      =========

NET INCOME PER SHARE:

Primary                                       $    0.49      $    0.45      $    1.45      $    1.32
Fully diluted                                 $    0.48      $    0.44      $    1.41      $    1.29

COMMON SHARES AND COMMON
 SHARE EQUIVALENTS USED
 IN COMPUTING PER SHARE
 AMOUNTS:

Primary                                          21,933         20,568         21,638         20,581
Fully diluted                                    23,532         22,306         23,315         22,365


                 See notes to consolidated financial statements.

                                  BANCTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                      1997               1996
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $ 31,417           $ 27,244
  Adjustments to reconcile net income to cash flows
   provided by (used in) operating activities
     Depreciation and amortization                                    29,192             26,195
     Disposition of property, plant and equipment                      1,205                  -
     Other non-cash items                                              1,053                215
     Increase in accounts receivable                                 (15,131)           (28,486)
     Increase in inventories                                          (5,240)           (17,063)
     Increase in other assets                                         (5,099)            (1,247)
     Increase (decrease) in trade accounts payable                     2,109             (4,567)
     Decrease in deferred revenue                                    (11,455)            (1,142)
     Increase in other accrued expenses
      and liabilities                                                  3,908             24,120
                                                                    --------           --------
        CASH FLOWS PROVIDED BY OPERATING
         ACTIVITIES                                                   31,959             25,269
                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                         (44,642)           (29,379)
  Purchase of businesses, net of cash acquired                          (724)            (7,136)
  Proceeds from sale of property, plant and equipment                     53                  -
  Other                                                                    -                 34
                                                                    --------           --------
        CASH FLOWS USED IN INVESTING ACTIVITIES                      (45,313)           (36,481)
                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of current portion of long-term
   debt and capital lease obligations                                 (8,929)           (11,089)
  Proceeds from (payments of) long-term borrowings                     2,294             (5,350)
  Net proceeds from short-term borrowings                              4,591             21,790
  Proceeds from sales and issuances of common stock                   12,513              8,182
                                                                    --------           --------

        CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                   10,469             13,533
                                                                    --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (1,919)               976
                                                                    --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (4,804)             3,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        22,872             22,010
                                                                    --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 18,068           $ 25,307
                                                                    ========           ========

SUPPLEMENTAL DISCLOSURE INFORMATION:
    Cash paid during the period for:
      Interest                                                      $  3,107           $  3,471
      Income taxes                                                     8,865              1,408


                 See notes to consolidated financial statements

                                BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)


1.  Basis of presentation and other accounting information

    The accompanying unaudited balance sheet at September 30, 1997, and the consolidated statements of operations and cash flows for the interim periods ending September 30, 1997 and September 30, 1996 should be read in conjunction with the consolidated financial statements and notes set forth in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

    Net income per common share is based upon the weighted average number of outstanding shares during the period. The number of outstanding shares of common stock has been adjusted to reflect the dilutive effect of all outstanding stock options and convertible subordinated debentures, where applicable.

    Certain amounts have been reclassified to conform with the current quarter presentation.


2.  Inventories consisted of the following:


                                 SEPTEMBER 30,    DECEMBER 31,
                                     1997            1996
                                     ----            ----
                                        (IN THOUSANDS)
    Raw materials                  $ 31,525        $ 29,246
    Work-in-progress                 23,527          20,466
    Finished goods                   34,787          33,608
                                   --------        --------
                                   $ 89,839        $ 83,320
                                   ========        ========

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)



3.  Property, plant and equipment consisted of the following:


                                 SEPTEMBER 30,    DECEMBER 31,
                                     1997            1996
                                     ----            ----
                                        (IN THOUSANDS)
    Land                           $  3,030        $  3,030
    Field support spare parts       109,306          97,350
    Machinery and equipment          60,843          62,415
    Furniture, fixtures and other    43,047          31,217
    Building                         26,600          24,720
                                   --------        --------
                                    242,826         218,732
    Accumulated depreciation       (140,039)       (131,579)
                                   --------        --------
                                   $102,787        $ 87,153
                                   ========        ========

4.   Other accrued expenses and liabilities consisted of the following:


                                 SEPTEMBER 30,    DECEMBER 31,
                                     1997            1996
                                     ----            ----
                                        (IN THOUSANDS)
    Salaries, wages and other
     compensation                   $ 23,532       $ 17,834
    Advances from customers           23,661         21,353
    Accrued taxes, other than
     income taxes                      6,613          5,961
    Accrued invoices and costs         7,426          5,252
    Accrued merger charges and
     other costs                       3,349          6,431
    Other                             12,575         25,125
                                    --------       --------
                                    $ 77,156       $ 81,956
                                    ========       ========


5.  Charges

During the nine months ended December 31, 1995, the Company incurred pretax charges of $85.2 million for the integration of the Company and Recognition International, Inc. ("Recognition"). At December 31, 1996, the Company had accruals of approximately $5.6 million recorded in other accrued expenses and liabilities for remaining obligations related to these charges.

At September 30, 1997, the Company's remaining accruals relating to these charges were approximately $2.7 million. The net decrease from December 31, 1996 primarily resulted from the payment of termination benefits, warranties and loss contracts during the nine months ended September 30, 1997.

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


6.  Earnings Per Share


The Company will adopt the provisions of SFAS No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1997. SFAS No. 128, issued in February 1997, replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. The impact of the adoption on the calculation of net income per share would have been to increase primary earnings per share of $1.45 to basic earnings per share of $1.48 and to increase fully diluted earnings per share of $1.41 to diluted earnings per share of $1.42 for the nine months ended September 30, 1997. The impact for the three months ended September 30, 1997 would have been to increase primary earnings per share of $0.49 to basic earnings per share of $0.50. The impact of the adoption would have been to increase primary earnings per share of $1.32 to basic earnings per share of $1.34 for the nine month period ended September 30, 1996. For the three month period ended September 30, 1996, the impact would have been to increase primary earnings per share of $0.45 to basic earnings per share of $0.46. The impact on fully diluted earnings per share for the three month periods ended September 30, 1997 and 1996 and the nine months ended September 30, 1996 would have had no effect.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations



Comparison of Three Months Ended September 30, 1997 and Three Months Ended
--------------------------------------------------------------------------
September 30, 1996
------------------

Total revenue of $150.5 million for the 1997 third quarter increased $14.1 million or 10.3% compared to the third quarter of 1996. Revenue from sales of equipment and software increased $5.2 million primarily due to large systems integration projects for international customers. Revenue from maintenance and other services increased $8.9 million due to continued strong growth in network maintenance services in the U.S.

Total gross profit of $46.3 million for the third quarter of 1997 rose $5.9 million, 14.6% higher than the third quarter of 1996. Gross profit for equipment and software of $27.0 million was $2.6 million higher than for the third quarter of 1996. This increase was driven by higher systems revenue, partially offset by higher labor costs in software products. Gross profit for maintenance and other services of $19.3 million was $3.3 million higher due to the increase in network and desktop support services revenue and lower operating costs in the third quarter of 1997.

Operating expenses in the third quarter of 1997 totaled $27.2 million, an increase of $3.0 million or 12.5% from last year's third quarter. Product development expenses of $4.9 million increased $0.4 million due to higher spending for a new series of reader/sorters and scanner products. Sales and marketing expenses of $13.7 million increased by $2.0 million due to the higher level of revenues and operating activities. General and administrative expenses of $7.2 million increased $0.8 million due to the higher level of operating activities. Goodwill amortization of $1.3 million was comparable to the third quarter of last year.

The income tax provision of $6.1 million increased $0.8 million due to an increase in taxable income. The effective income tax rate was 36% for both periods.

Net income of $10.8 million in the 1997 third quarter increased $1.5 million compared to last year's third quarter. Fully diluted earnings per share rose to $0.48 from $0.44 per share in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)



Comparison of Nine Months Ended September 30, 1997 and Nine Months Ended
------------------------------------------------------------------------
September 30, 1996
------------------

Total revenue of $444.2 million for the first nine months of 1997 increased $33.7 million or 8.2% compared to first nine months of 1996. Revenue from sales of equipment and software increased $13.2 million primarily due to higher systems integration project revenues and Plexus software products. Revenue from maintenance and other services increased $20.6 million due to strong growth in network maintenance operations, partially offset by the expiration of some older document processing maintenance contracts.

Total gross profit of $134.0 million for the first nine months of 1997 rose $13.1 million, 10.9% higher than for the first nine months of 1996. Gross profit for equipment and software of $80.0 million was $5.1 million higher than for the first nine months of 1996. This increase was driven by higher systems installations and improved manufacturing performance, partially offset by higher costs in software products. Gross profit for maintenance and other services of $54.0 million was $8.0 million higher due to the increase in network and desktop support services revenue.

Operating expenses in the first nine months of 1997 totaled $79.1 million, an increase of $6.1 million or 8.3% from last year's first nine months. Product development expenses of $14.9 million increased $2.3 million due to higher spending for a new series of reader/sorters and scanner products. Sales and marketing expenses of $39.1 million increased by $3.3 million due to the higher level of revenues and operating activities. General and administrative expenses of $21.0 million increased $0.5 million due to the higher level of operating activities. Goodwill amortization of $4.0 million was comparable to that of the prior year.

Interest expense of $5.7 million decreased $0.3 million due to a lower overall average balance of outstanding debt resulting from scheduled term loan payments and the repurchase of $8.0 million of convertible debentures in March 1996.

Net sundry expense of $0.7 million increased $0.6 million primarily due to foreign currency transaction losses in the first nine months of 1997.

The income tax provision of $17.7 million increased $2.3 million due to the increase in taxable income. The effective income tax rate was 36% for both periods.

Net income of $31.4 million for the first nine months of 1997 increased by $4.2 million compared to last year's first nine months. Fully diluted earnings per share rose to $1.41 from $1.29 a share in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                                  (Unaudited)


Supplemental Revenue Breakdown

The following breakdown on revenues has been provided as additional information for the three and nine months ended September 30, 1997 and 1996.



                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,       SEPTEMBER 30,  SEPTEMBER 30,
                                                     1997           1996                1997           1996
                                                     ----           ----                ----           ----
                                                                         (IN THOUSANDS)
    Financial transaction processing eqipment      $ 60,694       $ 58,441            $182,508       $173,463
    OEM and support products                         16,113         11,674              42,734         40,301
    Plexus                                            5,371          6,820              19,870         18,192
                                                   --------       --------            --------       --------
      Total equipment and softwarre                $ 82,178       $ 76,935            $245,112       $231,956
                                                   --------       --------            --------       --------

    Equipment maintenance                            41,008         41,350             122,879       $128,100
    Network services                                 27,344         18,137              76,191         50,413
                                                   --------       --------            --------       --------
      Total maintenance and other services         $ 68,352       $ 59,487            $199,070       $178,513
                                                   --------       --------            --------       --------

    Total Revenue                                  $150,530       $136,422            $444,182       $410,469
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

At September 30, 1997, the Company had the following debt instruments in place:
1) Term loan, 2) Revolving Credit Facility, 3) 7- 1/4% Convertible Subordinated Debentures, 4) Foreign Credit Agreement and 5) Uncommitted Lines of Credit. The outstanding balance on the Term Loan at September 30, 1997 was $24.2 million which is payable in equal quarterly installments due through its maturity in December 31, 1999. The Company has available a revolving credit facility of $50.0 million with an outstanding balance of $30.7 million as of September 30, 1997. The Company also has outstanding $43.7 million of 7-1/4% Convertible Subordinated Debentures as of September 30, 1997. Annual sinking fund requirements of $2.3 million commenced on April 15, 1996. In March 1996, the Company purchased $8.0 million of the convertible debentures in the open market thereby fulfilling its sinking fund obligations for the next three years. A foreign credit agreement of $4.7 million which is secured by cash, cash equivalents and short-term investments was also outstanding as of September 30, 1997. The Company also has available uncommitted lines of credit with a group of banks totaling $40.0 million. These lines have a maximum term of 30 days. Under these uncommitted lines, the Company had no outstanding obligations as of September 30, 1997.

On October 22, 1997, the Company announced that its Board of Directors has authorized a number of actions to be initiated over the next twelve months to optimize the Company's capital structure. These actions include:

        . Repurchase of up to 2.0 million common shares in open market transactions.

        . Redemption of all of the Company's outstanding 7- 1/4% Convertible
          Subordinated Debentures due 2011. The proposed redemption will allow the Company to avoid potential dilution of 1.5 million shares.

        . Issuance of debt securities of up to $150 million in public or private securities markets. The offering is intended to replace the Company's existing line of credit with long-term debt at present favorable interest rates.

Cash, cash equivalents and short-term investments were $22.1 million at September 30, 1997, with approximately $4.7 million committed as collateral and compensating balances.

Net accounts receivable increased by $15.1 million during the first nine months of 1997 primarily due to the sales of several large international systems projects and growth in the network services business.

Net inventory increased by $6.5 million during the first nine months of 1997 primarily due to increased inventory in the manufacturing area associated with new products and an increase in expendable inventory used in support of maintenance customers.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Net fixed assets increased during the first nine months of 1997 primarily as the result of purchases for field support spare parts, for the Company's new information system, and facility improvements, offset in part by recurring depreciation.

The excess of cost over net assets of acquired businesses during the first nine months of 1997 decreased by $3.6 million reflecting the scheduled amortization of costs of $4.1 million and an acquisition of a business in the third quarter of 1997 resulting in additional excess of cost over net assets of $0.7 million.

The balance in long-term debt decreased by $7.3 million since December 31, 1996 as a result of the scheduled quarterly debt payments.

Additional paid-in capital increased by $12.1 million since December 31, 1996 primarily due to stock options exercised in large part by former employees of the Company.

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




                                           BANCTEC, INC.





                                           /s/ Michael D. Kubic
                                           --------------------------------
                                           Michael D. Kubic
                                           Vice President, Controller and
                                            Assistant Treasurer



Dated:   November 12, 1997