Form 10-K405
period 1997-12-31
BANCTEC INC
filed 1998-03-26
CIK 318378

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1997

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-9859


                                 BANCTEC, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-1559633
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           4851 LBJ FREEWAY                             75244
             DALLAS, TEXAS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      Registrant's telephone number, including area code: (972) 341-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS         ON WHICH REGISTERED
      ---------------------------   -----------------------
      Common Stock, $.01 Par Value  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

  Aggregate Market Value of voting stock held by non-affiliates of the Registrant at February 27, 1998: $488,937,244. The amount was based on the closing price of the Common Stock on the New York Stock Exchange on February 27, 1998. For purposes of this computation, only executive officers, board members and beneficial owners of more than 5% of the Company's outstanding stock are deemed to be affiliates.

  Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                    NUMBER OF SHARES OUTSTANDING AT
          TITLE OF EACH CLASS              FEBRUARY 27, 1998
      ---------------------------   -------------------------------
      Common Stock, $.01 Par Value            21,919,012

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement to be filed for the annual meeting of stockholders scheduled to be held on May 21, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 BANCTEC, INC.
                                 ANNUAL REPORT
                                      ON
                                   FORM 10-K
                     TWELVE MONTHS ENDED DECEMBER 31, 1997

                                    PART I

ITEM 1. BUSINESS

GENERAL

  BancTec, Inc., a Delaware corporation, ("BancTec" or the "Company") is a systems integration and services company specializing in image-based financial transaction and document processing systems, workflow and image management software products, applications software and professional services. The Company's products are targeted at the banking, financial services, insurance, healthcare, government, utility, telecommunications and retail industries. The Company also provides network management and support services for users of local area networks ("LANs") and computer workstations and designs and manufactures document processing equipment for value added resellers ("VARs") and original equipment manufacturers ("OEMs"). Unless otherwise indicated, all further references to BancTec(R) or the Company shall include its wholly owned subsidiaries.

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

EQUIPMENT AND SOFTWARE

  FINANCIAL TRANSACTION PROCESSING SYSTEMS. During the twelve months ended December 31, 1997, the Company derived approximately 41% of its revenues from sales of the following products and services:

  Integrated Systems Solutions. The Company offers image technology-based solutions which are used to process a variety of financial and full page documents. The Company's integrated systems generally incorporate advanced applications software developed by the Company and may also include hardware developed and manufactured by the Company.

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

  A key component of the Company's integrated systems strategy is to expand the scope of processing solutions offered to customers with its ImageFIRST OpenARCHIVE solution, a system specifically designed for high speed archiving of financial and other documents, and related transaction data. The ImageFIRST OpenARCHIVE product is a multi-tiered archival system that utilizes magnetic disks, optical disks and various tape cartridge technologies for high volume image and data storage. ImageFIRST OpenARCHIVE systems are currently used to substantially increase productivity, to improve customer service capabilities and to replace microfilm for long-term storage. The ImageFIRST OpenARCHIVE solution is further targeted to support industry efforts to reduce and eventually eliminate the multiple handling of checks and documents through truncation and electronic check presentment initiatives.

  The Company's financial document imaging products utilize an Open Systems Architecture ("OSA") platform which enables customers to add industry standard hardware and software components to further improve processing capabilities. The Company typically sells its products to end-users and offers a warranty for 30 days from the date of installation.

  Community Banking Software Solutions. The Company provides a full range of products and services to community banks for account management and transaction processing. Banker-II(TM) and ACCESS(TM) are software products which integrate deposit management, platform automation, loan processing, ATM and teller processing and other bank operations. In 1997, the Company introduced ImageFIRST TPS, a new image check processing software solution. ImageFIRST TPS, along with the Company's PODExpress(R) software combines PC and UNIX-based software products with the Company's reader/sorters to provide solutions for proof-of-deposit and other check sorting applications.

  Service Bureau Operations. The Company owns and operates service bureau facilities that provide check and data processing services primarily for small to mid-size financial institutions and are marketed as an outsourcing alternative to in-house processing. These service bureaus utilize the Company's software and equipment, operations personnel and maintenance services for core account processing and processing of checks and related documents. In 1997, the Company acquired Electronic Strategies, Inc., which operated a Menomonie, Wisconsin outsourcing center, bringing to six, the total of BancTec service bureaus at year end.

  Electronic Payment Processing Products and Services. The Company markets software products for electronic credit, debit and courtesy card processing and electronic check authorization. The Company also markets software products relating to electronic benefits transfer ("EBT") applications which certain states have implemented as a replacement for traditional food stamp programs. The Company also maintains a separate service bureau specifically for authorizing electronic funds transfer transactions.

  OEM TECHNOLOGIES AND SUPPORT PRODUCTS. During the twelve months ended December 31, 1997, the Company derived approximately 9% of its revenues from sales of document processing equipment to OEMs and various resellers and from sales of support products to users of the Company's systems.

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

  In 1997, the Company introduced a new line of document reader/sorter products incorporating features from both the Company's and Recognition's product lines. Enhancements include improved gray scale image capture capability, increased reader performance and increased speed, field upgradeability, and a more compact design.

  Components such as microfilm cameras, microfilm modules, image cameras, MICR encoders, ink jet components and various peripheral equipment are also manufactured and marketed by the Company. The Company's OEM products are sold with a 90-day warranty from the date of shipment.

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

  Support Products and Consumable Supplies. The Company utilizes its telemarketing organization to sell consumable supplies that are used with the Company's document processing equipment, as well as general office supplies and forms. The Company's CheckMender(R) IV, HeatStrip(R) and BancStrip(TM) products are used by banks to repair checks which cannot be processed by check sorting equipment. The Company also provides encoding ribbons, microfilm, ink rollers, and other consumable supplies that are used with the Company's document processing equipment. In 1997, the Company acquired Springfield, Missouri based Corporate Business Forms, Inc., which extended the Company's sales organization and product line in the community banking market segment.

  PLEXUS DOCUMENT IMAGING AND WORKFLOW SOFTWARE PRODUCTS. Through its Plexus software division the Company offers a complete family of document imaging and workflow software products. During the twelve months ended December 31, 1997, the Company derived approximately 5% of its revenues from sales of Plexus software products.

  Plexus software products offer workflow, image storage, data management, forms processing, health claims processing and character recognition capabilities that enable users to automate, coordinate and streamline business processes. Plexus software products can be deployed in organizations ranging from single sites for departmental workflow, storage and retrieval applications to enterprise-wide applications across multiple hardware platforms.

  Plexus software products are sold directly to end-users by its own sales force, through the BancTec sales channel and through various VARs and systems integrators worldwide.

MAINTENANCE AND OTHER SERVICES

  EQUIPMENT MAINTENANCE PRODUCTS AND SERVICES. The Company derived approximately 27% of its revenues during the twelve months ended December 31, 1997, from the following equipment maintenance products and services:

  Installation and Maintenance of BancTec Products. The Company installs and maintains its own equipment products such as document reader/sorters and scanners. Standard maintenance contracts are available which specify type of service, hours of coverage and monthly rates. Contracts may also be tailored to meet the specific needs of individual customers. The Company's maintenance contracts typically include both parts and labor and generally are three to five years in duration.

  Third-Party Service for Other Document Processing Equipment. The Company provides hardware maintenance services for IBM 3800 printers and 3890 and 3890 XP reader/sorters, which are the primary products for check sorting in many large banks. The Company also refurbishes and resells IBM 3890 and 3890 XP reader/sorters to banks and bank service bureaus.

  NETWORK AND DESKTOP SUPPORT SERVICES. Through its established service infrastructure, the Company offers a variety of outsourcing arrangements for network and desktop computing support services. The Company derived approximately 18% of its revenues during the twelve months ended December 31, 1997, from the following PC network and desktop support services:

  Outsourced Network Management Services and Personal Computer Support. The Company provides large companies with on-site or on-call LAN and PC hardware support, systems integration, asset management services, help desk and installation coordination services. The Company's customer service engineers provide on-site or on-call support for file servers, personal computers, laptop computers, printers and other peripheral equipment.

  PC Vendor Maintenance Services. The Company is a leading provider of warranty repair service in the United States for Dell Computer Corporation, Compaq Computer Corporation, Toshiba America Information Systems, Inc. and other companies. The Company also provides telephone technical support for Novell network operating systems software.

INTERNATIONAL OPERATIONS

  Internationally, the Company is also a leading provider of financial transaction processing systems and solutions, with applications tailored to meet the localized needs of its customers. Through direct sales and other channels, the Company markets integrated systems to process a wide variety of transaction documents including checks, remittance documents, credit vouchers, giro documents, freight bills and airline tickets. The Company also provides comprehensive maintenance services for its transaction processing customers.

  During the twelve months ended December 31, 1997, sales to customers outside the U.S. totaled approximately 29% of the Company's total revenues.

SERVICE PERSONNEL

  At February 27, 1998, the Company employed approximately 1,500 customer service engineers located in the United States, Canada, United Kingdom, Scandinavia, continental Europe, Australia and Japan.

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

PRODUCT DEVELOPMENT

  The Company is engaged in ongoing software and hardware product development activities in connection with new and existing products, employing as of February 27, 1998, approximately 180 persons for such activities.

  The following table sets forth certain information regarding the Company's product development expenditures for the indicated periods:

                                                 TWELVE               NINE
                                              MONTHS ENDED        MONTHS ENDED
                                        ------------------------- -------------
                                        DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                            1997         1996         1995
                                        ------------ ------------ -------------
                                                (DOLLARS IN THOUSANDS)
Product development expenditures.......   $19,972      $17,582       $21,455
Percent of total revenue...............       3.3%         3.2%          5.6%
Percent of equipment and software
 revenue...............................       6.0%         5.6%         11.4%

  Current expenditures are concentrated on developing new applications for the Company's product lines and improving and expanding existing products, as described below:

 Software and Systems Development

  In addition to ongoing software enhancements and year 2000 compliance, the Company has focused its development efforts primarily on electronic commerce technologies. Continued development in the areas of a universal applications software engine, workflow integration, web client components and frameworks will allow the Company to reduce customer delivery time, decrease support costs and leverage developer knowledge in new software development. Enhancements to the Company's ImageFIRST OpenARCHIVE product will improve query interfaces and enable faster search capabilities. The Company is also developing an upgraded version of its OSA platform to take advantage of recent industry developments.

  Development efforts in 1998 will also include upgrades to the Company's workstation software platform to provide a more flexible, efficient and competitive workstation product. In addition, the Company will develop and release a new community banking client/server product which combines the best features of its ACCESS and BANKER core account processing suites, providing a migration path for existing community bank customers as well as a competitive product to be marketed to new customers.

 Equipment Technology Development

  In 1998, the Company plans to develop and introduce enhancements to the industry's most complete portfolio of document transport products incorporating improved document handling, double document detection, and improved read rates.

  Key development efforts remained focused on character recognition, image improvements (gray scale snippeting, character engine improvements, wavelet compression, improved gray scale and color quality and delivery) and Image Quality Assurance ("IQA") for real-time reading to improve monitoring and detection of image quality in the Company's transport and scanner product lines. Enhancements to the Company's scanner product line include color, improved feeder technology and the addition of pockets for sorting documents which have been scanned.

 Plexus Document Imaging and Workflow

  The Company's Plexus division continues to develop new software products and implement changes to current software products to further strengthen its competitive position in the imaging and workflow software markets. For 1998, particular attention is being given to extensions to Plexus' industry leading internet/JAVA workflow product offerings. Each of Plexus' major products will receive significant feature enhancements during the year. Also underway are projects to build horizontal and vertical applications using Plexus' core imaging and workflow technology. These applications are intended to provide more complete customer solutions allowing rapid deployment and more rapid customer return on investment.

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

SIGNIFICANT CUSTOMERS

  For the twelve months ended December 31, 1997, no single customer accounted for more than 10% of the total revenue of the Company.

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

BACKLOG

  The Company's backlog of orders believed to be firm for its products at December 31, 1997 and December 31, 1996 was approximately $71,894,000 and $95,470,000, respectively.

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

EMPLOYEES

  At February 27, 1998, the Company employed approximately 4,000 full-time employees and considers its employee relations to be good. None of the Company's employees are represented by a labor union. The Company has never experienced a work stoppage.

YEAR 2000 CONSIDERATIONS

  The Company has assessed the impact of the year 2000 on its operations and has implemented development and marketing programs to assure that its products and customer solutions are year 2000 compliant. The Company does not believe that year 2000 issues will have a material impact on its operations.

ENVIRONMENTAL COMPLIANCE

  Due to the nature of the Company's products, it has not been materially affected to date by environmental laws. The Company does not anticipate its business will be materially affected by current or proposed environmental laws.

ITEM 2. PROPERTIES

  The Company owns or leases numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any one facility could have an adverse impact on operations in the short term.

  The Company has the option to renew all leases on principal facilities at the end of the lease terms.

  The Company relocated its manufacturing operation from Oklahoma City, Oklahoma, and consolidated operations in a Company-owned manufacturing facility located in the Dallas, Texas area during 1996. The Company also closed its subassembly operation in Puerto Rico and outsourced those requirements to third parties during 1996. The Company will continue to manufacture the HeatStrip and BancStrip products in Puerto Rico. The Dallas area manufacturing facility is the primary location for all Company assembly and manufacturing activities.

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

  The executive officers of the Company are:

          NAME           AGE                           POSITION
          ----           ---                           --------
Grahame N. Clark, Jr....  55 Chairman of the Board, President, and Chief Executive Officer
John G. Guthrie.........  61 Senior Vice President
Tod V. Mongan...........  47 Senior Vice President, Secretary and General Counsel
Raghavan Rajaji.........  51 Senior Vice President, Treasurer and Chief Financial Officer
James E. Uren...........  61 Senior Vice President
James R. Wimberley......  57 Senior Vice President
Kevin L. Roper..........  43 Vice President

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

TWELVE MONTHS ENDED DECEMBER 31, 1997                            HIGH     LOW
-------------------------------------                           ------- -------
First Quarter ended March 31, 1997............................. $26 1/8 $19 1/8
Second Quarter ended June 30, 1997.............................  27 5/8  22 1/4
Third Quarter ended September 30, 1997.........................  27      22 3/4
Fourth Quarter ended December 31, 1997.........................  28 3/4  20 3/4
TWELVE MONTHS ENDED DECEMBER 31, 1996
-------------------------------------
First Quarter ended March 31, 1996............................. $20     $15
Second Quarter ended June 30, 1996.............................  23 1/4  15 3/4
Third Quarter ended September 30, 1996.........................  21 1/4  18 1/8
Fourth Quarter ended December 31, 1996.........................  23 1/8  19 5/8

  The Company has not paid any cash dividends on its common stock since its organization and currently intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business. The number of stockholders of record as of February 27, 1998, was approximately 2,630.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                TWELVE MONTHS       NINE MONTHS   RESTATED FISCAL
                                    ENDED              ENDED      YEARS ENDED(A)
                          ------------------------- ------------ ------------------
                          DECEMBER 31, DECEMBER 31, DECEMBER 31,     MARCH 26,
                              1997         1996         1995       1995      1994
                          ------------ ------------ ------------ --------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
For the period:
Revenue.................    $603,534     $554,002     $383,984   $516,932  $478,116
Income (loss) before
 extraordinary item.....      42,614       37,101      (53,481)   (15,608)   22,729
Net income (loss).......      42,152       37,101      (53,481)   (15,608)   22,729
Diluted income (loss)
 per share before
 extraordinary item.....        1.92         1.76        (2.71)     (0.80)     1.19
Diluted income (loss)
 per share..............        1.90         1.76        (2.71)     (0.80)     1.19
At period-end:
 Total assets...........     502,039      467,295      440,348    501,758   489,488
 Working capital........      66,994       87,803       42,598     90,140   126,692
 Long-term debt, less
  current maturities....      11,854       65,891       82,972     94,181   104,220
 Stockholders' equity...    $260,523     $204,720     $156,201   $206,743  $224,929
Diluted weighted average
 shares.................      23,203       22,317       19,753     19,484    21,535

--------
(a) The Company's financial statements have been restated for fiscal years 1994 and 1995, due to a change in the reporting entity to reflect its merger with Recognition under the pooling of interests method of accounting. Prior to the merger, Recognition had a fiscal year-end of October 31, and BancTec had a fiscal year-end of on or about March 31. Since the merger was accounted for as a pooling, combined results of the two companies are presented for all periods disclosed.

  The foregoing summary reflects the acquisitions as discussed in Note C to the Consolidated Financial Statements from their respective dates of acquisition. Fiscal years ended March 26, 1995 and 1994 have been restated to include Recognition since the acquisition was accounted for as a pooling of interests (See (a) above).

  In December 1995, the Company changed its fiscal year end from a 52/53 week year which ended on or about March 31, to a calendar year-end of December 31. This resulted in a nine month transitional period for December 31, 1995.

  The consolidated balance sheet data as of December 31, 1997, 1996 and 1995, are those of the combined Company. The consolidated balance sheet data for fiscal years 1995 and 1994 includes the Company as of March 26, 1995 and March 27, 1994, combined with the consolidated balance sheet data of Recognition as of March 26, 1995 and October 31, 1993. The consolidated statement of operations for the twelve months ended December 31, 1997 and 1996 are those of the combined company. The consolidated statement of operations data for the nine months ended December 31, 1995, includes the Company's results for the nine months ended December 31, 1995, combined with Recognition's results for the nine months ended December 31, 1995. The consolidated statement of operations data for the fiscal years ended 1995 and 1994 includes the Company's fiscal years ended March 26, 1995 and March 27, 1994, combined with Recognition's fiscal years ended October 31, 1994 and 1993.

  Recognition's results of operations for the five months ended March 26, 1995 are excluded from the consolidated statement of operations in order to combine complete twelve month periods and is therefore included in the statement of stockholders' equity for the year ended March 26, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The supplementary income statements below were derived from the audited statements of operations for the twelve months ended December 31, 1997 and 1996 and proforma unaudited information for the twelve months ended December 31, 1995. Management's discussion and analysis that follows is based on this supplementary information. The Company believes the discussion is more meaningful than a comparison of periods with dissimilar lengths.

                                                  TWELVE MONTHS ENDED
                                         --------------------------------------
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
                                                 (AUDITED)         (UNAUDITED)
                                                     (IN THOUSANDS)
REVENUE:
  Equipment and software................   $335,214     $312,467     $270,256
  Maintenance and other services........    268,320      241,535      242,284
                                           --------     --------     --------
                                            603,534      554,002      512,540
COST OF SALES:
  Equipment and software................    224,803      213,293      222,544
  Maintenance and other services........    195,855      177,977      195,178
                                           --------     --------     --------
                                            420,658      391,270      417,722
                                           --------     --------     --------
    Gross profit........................    182,876      162,732       94,818
OPERATING EXPENSES:
  Product development...................     19,972       17,582       26,529
  Selling, general and administrative...     83,179       76,075      112,898
  Goodwill amortization.................      5,391        4,990       19,732
                                           --------     --------     --------
                                            108,542       98,647      159,159
                                           --------     --------     --------
    Income (loss) from operations.......     74,334       64,085      (64,341)
                                           --------     --------     --------
OTHER INCOME (EXPENSE):
  Interest income.......................        743        1,146        2,489
  Interest expense......................     (7,730)      (7,927)     (10,009)
  Sundry-net............................       (762)         666          257
                                           --------     --------     --------
                                             (7,749)      (6,115)      (7,263)
                                           --------     --------     --------
    Income (loss) before income taxes
     and extraordinary item.............     66,585       57,970      (71,604)
INCOME TAX PROVISION (BENEFIT)..........     23,971       20,869      (16,391)
EXTRAORDINARY ITEM......................       (462)         --           --
                                           --------     --------     --------
NET INCOME (LOSS).......................   $ 42,152     $ 37,101     $(55,213)
                                           ========     ========     ========

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

  Consolidated revenue of $603.5 million for the twelve months ended December 31, 1997 increased by $49.5 million or 8.9% from the prior twelve month period. Revenue from equipment and software for the twelve months ended December 31, 1997 of $335.2 million increased by $22.7 million or 7.3% from the twelve months ended December 31, 1996. This increase was primarily due to higher systems integration project revenues for international customers. Revenue from maintenance and other services of $268.3 million increased by $26.8 million or 11.1% due to continued growth in domestic network maintenance operations partially offset by the expiration of some older document processing maintenance contracts. Equipment and software revenue accounted for 55.5% of total revenue for the twelve months ended December 31, 1997, compared to 56.4% for the twelve months ended December 31, 1996.

  Consolidated gross profit of $182.9 million increased by $20.1 million or 12.4% from the prior twelve month period. The gross profit for equipment and software of $110.4 million increased by $11.2 million or 11.3% due to a combination of higher systems installations and improved manufacturing performance. Gross profit for maintenance and other services of $72.5 million increased $8.9 million or 14.0% due to the increase in network and desktop support services revenue.

  Operating expenses of $108.5 million increased by $9.9 million or 10.0% compared to the prior twelve month period. The components of operating expenses changed as follows: Product development expenses increased by $2.4 million or 13.6% primarily due to higher spending for a new series of reader/sorters and scanner products, the development of the Company's new check processing software product and ongoing software enhancements. Selling, general and administrative expenses of $83.2 million increased by $7.1 million or 9.3% due to the higher level of revenues and operating activities. Goodwill amortization of $5.4 million increased by $0.4 million due to additional goodwill associated with two small acquisitions during 1997.

  Interest income of $0.7 million was reduced by $0.4 million from the prior year primarily due to lower interest rates in 1997 as compared to 1996.

  Interest expense of $7.7 million decreased by $0.2 million due to a lower overall average balance of outstanding debt resulting from scheduled term loan repayments. The Company has also experienced lower borrowing rates during the current year.

  Net sundry expense of $0.8 million increased by $1.4 million primarily due to foreign currency transaction losses in the current year due to the strengthening of the dollar over other currencies.

  The income tax provision for the twelve months ended December 31, 1997, was $24.0 million compared to an income tax provision of $20.9 million in the prior period. The current year income tax provision resulted in an effective tax rate of 36%.

  The Company recorded an extraordinary loss of $0.5 million in the current year which resulted from the write off of deferred borrowing costs associated with the $43.7 million of convertible debentures that were redeemed in December 1997.

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

  Consolidated gross profit of $162.7 million increased $67.9 million from the prior twelve month period. When adjusted for $41.8 million of restructuring charges taken to facilitate the Recognition acquisition (See Note C and Note D to the Consolidated Financial Statements for a discussion of the acquisition and charges) in the prior twelve month period, the current year gross profit increased by $26.1 million or 19.1%. The gross profit for equipment and software of $99.2 million increased by $23.3 million after adjusting for a restructuring charge of $28.2 million in the prior period. This increase in gross profit is primarily due to an increase in software revenue and a related improvement in the software gross margin. The gross margin improved due to the mix of software products sold and cost savings associated with the acquisition. The gross profit for maintenance and other services of $63.6 million increased by $2.9 million after adjusting for a $13.6 million restructuring charge. This increase in gross profit for maintenance and other services was due to a combination of increased revenue in network services and cost savings associated with the acquisition.

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

  Interest expense of $7.9 million was reduced by $2.1 million from the prior year due to a lower overall average balance of outstanding debt resulting from scheduled term loan repayments and the repurchase of $8.0 million of convertible debentures in March 1996. Additionally, the Company experienced lower borrowing rates during the current year.

  The tax provision for the twelve months ended December 31, 1996 was $20.9 million compared to an income tax benefit of $16.4 million in the prior twelve months. The current year income tax provision resulted in an effective rate of 36%. The prior year income tax benefit was affected by certain restructuring costs that were non-deductible for tax purposes and by the geographic mix of where income and losses were generated.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents as of December 31, 1997 were $21.7 million compared to $22.9 million as of December 31, 1996. Total borrowings were $107.9 million as of December 31, 1997, compared to $108.2 million as of December 31, 1996. Total working capital decreased to $67.0 million as of December 31, 1997 from $87.8 million as of December 31, 1996. The $20.8 million decrease in working capital was primarily due to the use of the revolving credit facilities for the redemption of $43.7 million of 7 1/4% convertible subordinated debentures. Excluding the redemption, working capital increased by approximately $22.9 million in 1997 primarily due to an increase in accounts receivable and a decrease in deferred revenue.

  Cash provided by operations was $52.1 million in 1997, compared to $46.9 million in 1996. The increased cash flow in 1997 was due primarily to higher income in 1997 compared to 1996. See the discussion in "Comparison of Twelve Months Ended December 31, 1997 and December 31, 1996" for the factors contributing to the increase in net income. Cash provided by operations in 1995 was $19.0 million. The cash flow from operations in 1995 was lower primarily due to costs and expenses associated with the merger of the Company and Recognition, Inc. in October 1995.

  The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations and pay out the remaining term loan cash obligations over the next year, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

  The Company is seeking long-term public or private debt financing of up to $150 million in 1998 to replace the debt instruments that are currently in place and for other anticipated requirements.

  At December 31, 1997, the Company had the following debt instruments in place; 1) Term Loan, 2) Revolving Credit Facility, 3) Foreign Credit Agreement and 4) Uncommitted Lines of Credit. On February 22,

1996, the Company signed a new credit agreement increasing its revolving credit facility to $50.0 million and providing more favorable terms and conditions for its existing term loan. The outstanding term loan balance as of December 31, 1997, was $21.5 million. Pursuant to the conditions of the term loan, payments commenced March 31, 1995, with equal quarterly payments due through its maturity in December 1999. As of December 31, 1997, the Company had available a $50.0 million revolving credit facility which had an outstanding balance of $41.8 million. During the period ended December 31, 1997, the Company borrowed a maximum amount of $41.8 million against this credit facility. Also outstanding as of December 31, 1997, was a foreign credit agreement in the amount of $4.4 million. Cash, cash equivalents and short-term investments have been pledged as collateral to secure this loan. The Company has agreements in place for lines of credit totaling $80.0 million. The lines are uncommitted and have a maximum term of 30 days. The Company borrowed as much as $46.0 million against these lines at various times throughout the twelve month period ended December 31, 1997. At December 31, 1997, the Company had an outstanding balance of $38.0 million on the lines of credit. See Note F to the Consolidated Financial Statements for a further discussion of these debt instruments.

  On December 5, 1997, the Company redeemed substantially all $43.7 million of its 7 1/4% convertible subordinated debentures for cash at par plus accrued interest. Holders of $60,000 face amount of the debentures elected to convert to the Company's common stock at an exchange rate of 35.224 shares per $1,000 bond. The redemption eliminates potential dilution of the Company's common stock of approximately 1.5 million shares.

  The Company spent $14.4 million during 1997 for computer hardware, software and consulting to implement a new information system for the Company. Commitments for approximately $8 million are expected during 1998 to fully implement the new system. This new system will meet the foreseeable needs of the Company and will also be year 2000 compliant.

  In October 1997, the Company announced a plan to repurchase up to 2.0 million common shares in open market transactions. As of December 31, 1997, the Company had repurchased 200,000 common shares for approximately $4.7 million.

  During 1995, the Company completed the acquisition of Recognition which was accomplished through an exchange of stock. As a result of the acquisition, the Company took a pretax charge of $85.2 million to integrate the two companies and to cover the cost of severance, duplicate and impaired assets, idle facilities, loss contracts and cost incurred to complete the acquisition. This charge is reflected in both the audited nine months ended December 31, 1995 and the unaudited proforma twelve months ended December 31, 1995 financial statements. At December 31, 1997, the Company had accruals of approximately $2.3 million recorded in other accrued expenses and liabilities for the remaining obligations related to these charges.

  Inflation has not had a material effect on the operating results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BancTec, Inc.:

  We have audited the accompanying consolidated balance sheets of BancTec, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1997 and 1996, and for the nine months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and for the nine months ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Dallas, Texas
January 27, 1998

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
CURRENT ASSETS:
 Cash and cash equivalents, including restricted
  amounts of $717
  at December 31, 1996...............................    $ 21,686     $ 22,872
 Short-term investments including, restricted amounts
  of $154
  at December 31, 1997, and $4,203 at December 31,
  1996...............................................         308        4,203
 Accounts receivable, less allowance for doubtful
  accounts of $8,100
  at December 31, 1997, and $9,627 at December 31,
  1996...............................................     156,911      135,138
 Inventories.........................................      86,847       83,320
 Current deferred tax asset..........................      17,133       22,277
 Other...............................................       7,635        7,025
                                                         --------     --------
  Total current assets...............................     290,520      274,835
PROPERTY, PLANT AND EQUIPMENT, AT COST:
 Land................................................       3,030        3,030
 Field support spare parts...........................     110,297       97,350
 Machinery and equipment.............................      62,203       62,415
 Furniture, fixtures and other.......................      48,898       31,217
 Buildings...........................................      27,488       24,720
                                                         --------     --------
                                                          251,916      218,732
 Less accumulated depreciation.......................     140,613      131,579
                                                         --------     --------
  Net property, plant and equipment..................     111,303       87,153
GOODWILL, less accumulated amortization of $29,814 at
 December 31, 1997, and $24,709 at December 31, 1996.      89,147       93,858
LONG-TERM DEFERRED TAX ASSET.........................         133          442
OTHER ASSETS.........................................      10,936       11,007
                                                         --------     --------
TOTAL ASSETS.........................................    $502,039     $467,295
                                                         ========     ========



                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
CURRENT LIABILITIES:
 Revolving credit facilities.........................   $ 84,139     $ 30,996
 Current maturities of long-term debt................     11,888       11,334
 Trade accounts payable..............................     19,793       21,303
 Other accrued expenses and liabilities..............     71,243       81,956
 Deferred revenue....................................     27,278       38,196
 Income taxes........................................      9,185        3,247
                                                        --------     --------
  Total current liabilities..........................    223,526      187,032
LONG-TERM DEBT, less current maturities..............     11,854       65,891
OTHER LIABILITIES....................................      6,136        9,652
COMMITMENTS AND CONTINGENCIES (Note K)
STOCKHOLDERS' EQUITY:
 Preferred stock-authorized, 1,000 shares of $.01 par
  value:
  Series A--no shares issued and outstanding.........        --           --
  Series B--no shares issued and outstanding.........        --           --
 Common stock--authorized, 45,000,000 shares of $.01
  par value: issued and outstanding, 21,808,000
  shares at December 31, 1997 and 20,797,000 at
  December 31, 1996..................................        218          208
 Treasury stock--200,000 shares at December 31, 1997
  and 29,936
  at December 31, 1996...............................     (4,692)        (388)
 Additional paid-in capital..........................    221,234      201,006
 Retained earnings...................................     50,119        7,967
 Foreign currency translation adjustments............     (5,129)      (1,612)
 Unearned compensation...............................     (1,227)      (2,461)
                                                        --------     --------
  Total stockholders' equity.........................    260,523      204,720
                                                        --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $502,039     $467,295
                                                        ========     ========




                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               TWELVE MONTHS       NINE MONTHS
                                                   ENDED              ENDED
                                         ------------------------- ------------
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
 Equipment and software.................   $335,214     $312,467     $188,107
 Maintenance and other services.........    268,320      241,535      195,877
                                           --------     --------     --------
                                            603,534      554,002      383,984
COST OF SALES:
 Equipment and software.................    224,803      213,293      163,090
 Maintenance and other services.........    195,855      177,977      159,413
                                           --------     --------     --------
                                            420,658      391,270      322,503
                                           --------     --------     --------
   Gross profit.........................    182,876      162,732       61,481
OPERATING EXPENSES:
 Product development....................     19,972       17,582       21,455
 Selling, general and administrative....     83,179       76,075       85,908
 Goodwill amortization..................      5,391        4,990       18,089
                                           --------     --------     --------
                                            108,542       98,647      125,452
                                           --------     --------     --------
   Income (loss) from operations........     74,334       64,085      (63,971)
OTHER INCOME (EXPENSE):
 Interest income........................        743        1,146        1,839
 Interest expense.......................     (7,730)      (7,927)      (7,309)
 Sundry-net.............................       (762)         666       (1,274)
                                           --------     --------     --------
                                             (7,749)      (6,115)      (6,744)
                                           --------     --------     --------
   Income (loss) before income taxes and
    extraordinary item..................     66,585       57,970      (70,715)
INCOME TAX PROVISION (BENEFIT):
 Current................................     18,518        3,434        3,401
 Deferred...............................      5,453       17,435      (20,635)
                                           --------     --------     --------
                                             23,971       20,869      (17,234)
                                           --------     --------     --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM...................................     42,614       37,101      (53,481)
EXTRAORDINARY ITEM, NET OF TAXES OF
 $260...................................       (462)         --           --
                                           --------     --------     --------
NET INCOME (LOSS).......................   $ 42,152     $ 37,101     $(53,481)
                                           ========     ========     ========
INCOME (LOSS) PER SHARE
 BEFORE EXTRAORDINARY ITEM
  Basic.................................   $   2.00     $   1.82     $  (2.71)
  Diluted...............................   $   1.92     $   1.76     $  (2.71)
INCOME (LOSS) PER SHARE
  Basic.................................   $   1.97     $   1.82     $  (2.71)
  Diluted...............................   $   1.90     $   1.76     $  (2.71)
WEIGHTED AVERAGE SHARES
  Basic.................................     21,359       20,341       19,753
  Diluted...............................     23,203       22,317       19,753

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                TWELVE MONTHS       NINE MONTHS
                                                    ENDED              ENDED
                                          ------------------------- ------------
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................    $ 42,152     $ 37,101     $(53,481)
  Adjustments to reconcile net income
   (loss) to cash flows provided by
   operating activities:
    Depreciation and amortization.......      39,973       37,850       50,631
    Deferred income tax expense
     (benefit)..........................       5,453       17,435      (20,635)
    Loss on disposition of property,
     plant and equipment................       1,429          --         8,693
    Other non-cash items................       2,851          964        2,740
    (Increase) decrease in accounts
     receivable.........................     (21,773)     (28,949)      23,346
    Increase in inventories.............      (2,241)     (10,878)        (100)
    (Increase) decrease in other assets.        (539)       5,109          763
    Decrease in trade accounts payable..      (1,510)      (2,940)      (8,708)
    Increase (decrease) in deferred
     revenue............................     (10,918)         172          661
    Increase (decrease) in other accrued
     expenses and liabilities...........      (2,815)      (8,918)      15,138
                                            --------     --------     --------
      Cash flows provided by operating
       activities.......................      52,062       46,946       19,048
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and
   equipment............................     (60,597)     (39,968)     (29,878)
  Purchase of businesses, net of cash
   acquired.............................      (1,090)      (7,136)        (138)
  Additions to capitalized software.....         --           --          (942)
  Other.................................          53          661       (3,694)
                                            --------     --------     --------
      Cash flows used in investing
       activities.......................     (61,634)     (46,443)     (34,652)
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of current maturities of
   long-term debt and capital lease
   obligations..........................     (11,926)     (14,047)     (19,361)
  Payments of long-term borrowings......     (41,428)      (5,350)         --
  Proceeds from short-term borrowings,
   net..................................      53,591       10,780        3,203
  Repurchase of common stock............     (4,692)          --           --
  Proceeds from sales and issuances of
   common stock.........................      15,166        9,487        1,881
  Other.................................         --           --          (117)
                                            --------     --------     --------
      Cash flows provided by (used in)
       financing activities.............      10,711          870      (14,394)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.      (2,325)        (511)        (225)
                                            --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................      (1,186)         862      (30,223)
CASH AND CASH EQUIVALENTS--BEGINNING OF
 YEAR...................................      22,872       22,010       52,233
                                            --------     --------     --------
CASH AND CASH EQUIVALENTS--END OF YEAR..    $ 21,686     $ 22,872     $ 22,010
                                            ========     ========     ========

                See notes to consoldiated financial statements.

                                 BANCTEC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996, AND THE NINE MONTHS
                                     ENDED
                               DECEMBER 31, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         FOREIGN
                                 ADDITIONAL  RETAINED    CURRENCY
                          COMMON  PAID-IN    EARNINGS  TRANSLATION  TREASURY    UNEARNED
                          STOCK   CAPITAL   (DEFICIT)  ADJUSTMENTS   STOCK    COMPENSATION   TOTAL
                          ------ ---------- ---------- ------------ --------  ------------- --------
Balance at March 26,
 1995 (includes 29,936
 treasury shares).......   $197   $189,755   $24,349     $(2,734)   $  (388)     $(4,436)   $206,743
Common stock issued
 principally under
 employee stock plans...      2      1,879       --          --         --           --        1,881
Common stock
 issued/cancelled under
 restricted stock plan,
 net....................    --         (90)      --          --         --            90         --
Amortization of unearned
 compensation...........    --         --        --          --         --         1,027       1,027
Tax benefit from
 exercise of stock
 options................    --         165       --          --         --           --          165
Foreign currency
 translation
 adjustments............    --         --         (2)       (132)       --           --         (134)
Net loss................    --         --    (53,481)        --         --           --      (53,481)
                           ----   --------   -------     -------    -------      -------    --------
Balance at December 31,
 1995 (includes 29,936
 treasury shares).......    199    191,709   (29,134)     (2,866)      (388)      (3,319)    156,201
Common stock issued
 principally under
 employee stock plans...      9      9,186       --          --         --           --        9,195
Common stock
 issued/cancelled under
 restricted stock plans,
 net....................    --         636       --          --         --          (636)        --
Amortization of unearned
 compensation...........    --         --        --          --         --         1,494       1,494
Foreign currency
 translation
 adjustments............    --        (525)      --        1,254        --           --          729
Net income..............    --         --     37,101         --         --           --       37,101
                           ----   --------   -------     -------    -------      -------    --------
Balance at December 31,
 1996 (includes 29,936
 treasury shares).......    208    201,006     7,967      (1,612)      (388)      (2,461)    204,720
Common stock issued
 principally under
 employee stock plans...     10     15,013       --          --         --           --       15,023
Common stock
 issued/cancelled under
 restricted stock plans,
 net....................    --          83       --          --         --           --           83
Repurchase of common
 stock..................    --         --        --          --      (4,692)         --       (4,692)
Treasury stock
 cancelled..............    --        (388)      --          --         388          --          --
Conversion of 7 1/4%
 debentures.............    --          60       --          --         --           --           60
Tax benefit from
 exercise of stock
 options................    --       5,460       --          --         --           --        5,460
Amortization of unearned
 compensation...........    --         --        --          --         --         1,234       1,234
Foreign currency
 translation
 adjustments............    --         --        --       (3,517)       --           --       (3,517)
Net income..............    --         --     42,152         --         --           --       42,152
                           ----   --------   -------     -------    -------      -------    --------
Balance at December 31,
 1997 (includes 200,000
 treasury shares).......   $218   $221,234   $50,119     $(5,129)   $(4,692)     $(1,227)   $260,523
                           ====   ========   =======     =======    =======      =======    ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

NOTE A--SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

  BancTec, Inc., a Delaware corporation, and subsidiaries (the "Company") is a systems integration and services company specializing in image-based financial transaction and document processing systems, workflow and image management software products, applications software and professional services. The Company's systems solutions are targeted at the banking, financial services, insurance, healthcare, government, utility, telecommunications and retail industries. The Company also provides network management and support services for users of local area networks ("LANs") and computer workstations and designs and manufactures document processing equipment for value added resellers ("VARs") and original equipment manufacturers ("OEMs").

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

                                 BANCTEC, INC.

REVENUE RECOGNITION

  The Company's revenue recognition policies for its principal sources of revenue are:

  Equipment and software sales--Revenue from sales of established products is recognized upon delivery of completed product in conformity with certain provisions of AICPA Statement of Position No. 97-2, "Software Revenue Recognition." Revenue for new products is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction Contracts." Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in other current assets. All contract costs, including equipment and software, are charged to cost of sales at the time the related revenue is recognized. At December 31, 1997 and 1996, there were $884,000 and $1,577,000, respectively, of costs in excess of advance billings recorded in other current assets.

  Maintenance--Revenue from maintenance contracts is recognized ratably over the term of the contract.

  Leasing--Revenue from operating leases of equipment is recognized ratably over the terms of the related contract. Revenue from sales type leases is recorded as the present value of the minimum lease payments (net of executory costs), computed at the interest rate implicit in the lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

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

  Goodwill is amortized on a straight-line basis over their estimated useful lives. The excess of cost over net assets of acquired businesses is amortized over 10 to 40 years. Other intangible assets are amortized over three to five years.

PRODUCT DEVELOPMENT

  Company sponsored software product development costs are expensed as incurred until technological feasibility has been established. At that time, the software product development costs are capitalized in conformity with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." At December 31, 1997 and 1996, capitalized software costs recorded in other long-term assets were $181,000 and $361,000, respectively. Software costs are amortized to cost of sales on a per unit basis or on a straight-line basis over a three year period, whichever is less. The Company performs a periodic review to determine the realization of capitalized software. When it is determined that there is an impairment, carrying amounts are written down to their net realizable value. The amount of software development costs charged to expense for the twelve month period ended December 31, 1997 and 1996, and the nine month period ended December 31, 1995, was $180,000, $181,000, and $6,555,000, respectively. Customer sponsored product development costs are generally charged to cost of sales or the proceeds generated therefrom are credited to product development costs by the Company.

                                 BANCTEC, INC.

FOREIGN CURRENCY TRANSLATION

  The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenue and expenses are translated monthly at the average exchange rates for the month. Translation gains and losses including those arising from intercompany accounts considered to be long-term investments, are reported as a separate component of stockholders' equity, and transaction gains and losses are included in results of operations in sundry-net. Foreign currency transaction losses in the twelve months ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, were $741,000, $835,000 and $1,246,000, respectively.

NET INCOME PER SHARE

  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive and adjusted for the assumed conversion of convertible debt. The Company adopted SFAS No. 128, "Earnings per Share" effective December 15, 1997. As a result, the Company's reported income (loss) per share for all periods ending prior to December 31,1997, was restated.

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

RECLASSIFICATION

  Certain amounts have been reclassified from the prior year to conform to the current year presentation.

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

                                 BANCTEC, INC.

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

  As of December 31, 1997, approximately $82,929,000 (primarily professional fees, severance and write off of impaired assets) of such costs have been paid or otherwise charged against the $85,187,000 accrual. The remaining obligations are currently recorded in other accrued expenses and liabilities and are expected to be substantially paid by the end of 1998, utilizing existing cash resources of the Company. The amounts disclosed represent management's best estimate of the costs to be incurred and the timing of such costs. The progress of the plan and the actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the accrual.

NOTE E--INVENTORIES

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Raw materials......................................   $41,293      $40,391
   Work-in-process....................................     7,883        9,321
   Finished goods.....................................    37,671       33,608
                                                         -------      -------
                                                         $86,847      $83,320
                                                         =======      =======

NOTE F--DEBT

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                                                           (IN THOUSANDS)
   Term loans payable to banks.......................   $21,508      $32,614
   7 1/4% convertible subordinated debentures due
    2011.............................................       --        43,722
   Obligations under capital leases..................     2,234          889
                                                        -------      -------
                                                         23,742       77,225
   Less current maturities...........................    11,888       11,334
                                                        -------      -------
                                                        $11,854      $65,891
                                                        =======      =======

                                 BANCTEC, INC.

  Future maturities of long-term debt, excluding capital lease obligations, are as follows:

   CALENDAR YEAR                                                  (IN THOUSANDS)
   -------------                                                  --------------
   1998.........................................................     $10,950
   1999.........................................................      10,558
   Thereafter...................................................         --
                                                                     -------
                                                                     $21,508
                                                                     =======

  On December 5, 1997, the Company redeemed substantially all $43,700,000 of its 7 1/4% convertible subordinated debentures for cash at par plus accrued interest. Holders of $60,000 face amount of the debentures elected to convert to the Company's common stock at an exchange rate of 35.224 common shares per $1,000 bond. The redemption eliminates potential dilution of the Company's common stock of approximately 1.5 million shares. The extraordinary item of $462,000, net of taxes of $260,000, was due to the write off of deferred loan costs associated with the 7 1/4% convertible subordinated debentures.

  At December 31, 1997, the Company's credit agreement provided for a $50,000,000 short-term revolving credit facility ("revolving credit facility") and a $55,000,000 term loan facility ("term loan") which are unsecured. The agreement contains restrictive covenants which, among other things, restrict payment of dividends, limit additional debt and require the Company to maintain a 2.0 to 1.0 minimum cash flow coverage, maximum debt to EBITDA of not more than 2.25 to 1.0 at the end of any fiscal quarter for the preceding twelve month period and a maximum debt to capitalization ratio not to exceed
 .50 to 1.0 as of the end of any fiscal quarter. At December 31, 1997, the Company was in compliance with all covenants required under the agreement. The agreement permits borrowing in foreign currency which the Company utilizes as part of its foreign currency risk management program. Therefore, the reported amounts can include recognized but unrealized gains and losses resulting from currency fluctuations. The revolving credit facility bears interest at the lender's prime commercial rate or, at the Company's option, the London Interbank Offered Rate ("LIBOR") on Eurocurrency borrowings plus 0.50%, depending on the Company's debt to capitalization ratio, as defined. A commitment fee of 0.225% on the unused revolving credit facility is payable quarterly.

  The Company is seeking long-term public or private debt financing of up to $150,000,000 in 1998 to replace the debt instruments that are currently in place and for other anticipated requirements.

  At December 31, 1997, the amount outstanding under the revolving credit facility was $41,750,000 at a weighted average interest rate of 6.47%.

  The term loan bears interest at the lender's prime commercial rate or, at the Company's option, LIBOR plus 0.75%, depending on the Company's debt to capitalization ratio, as defined. Principal payments against the outstanding balance of the term loan commenced as of March 31, 1995. The principal, plus accrued interest, is due in 20 equal quarterly installments until December 31, 1999. At December 31, 1997, the balance of the term loan was $21,508,000. The weighted average interest rate on borrowings under the term loan was 6.69% at December 31, 1997.

  Also outstanding as of December 31, 1997, were foreign credit agreements in the amount of $4,389,000 payable in Japanese yen. Cash, cash equivalents and short-term investments of $154,000 have been pledged as collateral to secure these credit agreements. The terms on the agreements range from three months to one year at interest rates up to 1.75%.

  The Company has agreements in place for additional lines of credit totaling $80,000,000. The lines are uncommitted and have a maximum term of 30 days. The weighted average interest rate on borrowings under the additional lines of credit was 6.28% at December 31, 1997. At December 31, 1997, the Company had an outstanding balance of $38,000,000 on the lines of credit.

                                 BANCTEC, INC.

  The Company was party to one interest rate cap agreement which expired in May 1997(See Note K).

  The fair market value of the term loan, revolving credit facility, the subordinated debentures, lines of credit and foreign credit agreement as of December 31, 1997, approximates their respective carrying values.

  Future minimum lease payments under capital lease obligations are as follows:

   CALENDAR YEAR                                                 (IN THOUSANDS)
   -------------                                                 --------------
   1998........................................................      $1,116
   1999........................................................         934
   2000........................................................         360
   Thereafter..................................................         --
                                                                     ------
   Total minimum lease payments................................       2,410
   Less amount representing interest (6.0%-16.2% rate).........         176
                                                                     ------
   Present value of net minimum lease payments, including
    current maturities of $938 at December 31, 1997............      $2,234
                                                                     ======

  Property, plant and equipment recorded under capital leases are as follows:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
Furniture, fixtures and other.........................    $3,508       $1,385
Machinery and equipment...............................        74          559
                                                          ------       ------
Total--at cost........................................     3,582        1,944
Less accumulated depreciation.........................       915        1,025
                                                          ------       ------
                                                          $2,667       $  919
                                                          ======       ======

  The Company paid cash totaling $7,943,000, $7,972,000, and $7,228,000, for interest during the twelve months ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, respectively.

NOTE G--OTHER ACCRUED EXPENSES AND LIABILITIES

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
Salaries, wages and other compensation................   $18,878      $17,834
Advances from customers...............................    16,441       21,353
Accrued taxes, other than income taxes................     9,219        5,961
Accrued invoices and costs............................     8,582        5,252
Accrued merger charges and other costs................     2,902        6,431
Other.................................................    15,221       25,125
                                                         -------      -------
                                                         $71,243      $81,956
                                                         =======      =======

                                 BANCTEC, INC.

NOTE H--INCOME TAXES

  The domestic and foreign components of income (loss) before income taxes and extraordinary item consisted of the following:

                                                TWELVE MONTHS       NINE MONTHS
                                                    ENDED              ENDED
                                          ------------------------- ------------
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
                                                      (IN THOUSANDS)
Domestic (including Puerto Rico).........   $51,510      $47,357      $(58,739)
Foreign..................................    15,075       10,613       (11,976)
                                            -------      -------      --------
                                            $66,585      $57,970      $(70,715)
                                            =======      =======      ========

  The income tax provision (benefit) consisted of the following:

                                                TWELVE MONTHS       NINE MONTHS
                                                    ENDED              ENDED
                                          ------------------------- ------------
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
                                                      (IN THOUSANDS)
Current:
 Federal (including Puerto Rico).........   $ 9,618      $   974      $  3,172
 State...................................     3,240          --          1,117
 Foreign.................................     5,660        2,460          (888)
                                            -------      -------      --------
  Total current..........................    18,518        3,434         3,401
                                            -------      -------      --------
Deferred:
 Federal.................................     3,709       19,906       (19,125)
 Foreign.................................     1,744       (2,471)       (1,510)
                                            -------      -------      --------
  Total deferred.........................     5,453       17,435       (20,635)
                                            -------      -------      --------
                                            $23,971      $20,869      $(17,234)
                                            =======      =======      ========

                                 BANCTEC, INC.

  The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

                                               TWELVE MONTHS       NINE MONTHS
                                                   ENDED              ENDED
                                         ------------------------- ------------
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
                                                     (IN THOUSANDS)
Provision (benefit) at U.S. statutory
 rate of 35% for all periods............   $23,305      $20,290      $(24,750)
Increase (reduction) in tax expense
 resulting from:
 Impact of foreign and Puerto Rico
  income tax rates......................        54          100          (177)
 State income tax, net of federal income
  tax benefit...........................     2,106          --           (171)
 Charge/credit in lieu of taxes for tax
  benefits realized from acquisitions...       --           --            211
 Utilization of net operating losses....    (4,291)      (3,626)          --
 Foreign losses not providing a current
  benefit...............................       407          879         2,247
 Goodwill amortization..................     1,579        1,575         1,664
 Foreign earnings and profit adjustment.       975          --            --
 Foreign goodwill amortization..........       142          221           221
 Other..................................      (306)       1,430         3,521
                                           -------      -------      --------
                                           $23,971      $20,869      $(17,234)
                                           =======      =======      ========

  The Company paid cash totaling $9,631,000, $4,651,000, and $2,654,000 for income taxes during the twelve months ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, respectively.

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

                                 BANCTEC, INC.

  Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, "Accounting for Income Taxes", were comprised of the following:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
Gross deferred tax assets:
 Net operating losses.................................   $ 36,715     $ 43,792
 Inventory reserves...................................      3,430        4,922
 Acquisition & restructuring charges..................      4,557        5,634
 Receivable allowance.................................        299        2,744
 Deferred revenues....................................      2,723        3,286
 Deferred compensation................................      4,134        3,053
 Foreign timing differences, net......................      1,144        2,618
 Taxes paid on intercompany profits...................        996          585
 Unrealized foreign exchange gains....................        --           468
 Tax deductible foreign reserves......................        --           422
 Other................................................        966        2,084
                                                         --------     --------
  Total gross deferred tax asset......................     54,964       69,608
                                                         --------     --------
Gross deferred tax liabilities:
 Depreciation.........................................       (330)         (11)
 Tax deductible deferred computer conversion costs....     (2,947)         --
                                                         --------     --------
  Total gross deferred tax liability..................     (3,277)         (11)
Deferred tax assets valuation reserve.................    (34,421)     (46,878)
                                                         --------     --------
  Net deferred tax asset..............................   $ 17,266     $ 22,719
                                                         ========     ========

  The Company has net operating loss carryforwards which expire as follows:
1998 through 2002, $33,397,000; 2003 through 2007, $22,865,000; 2008 through
2012, $19,082,000; and indefinite, $19,673,000.

  The net change in the deferred tax asset valuation reserve for the twelve months ended December 31, 1997 and 1996, was a decrease of $12,547,000 and $10,720,000, respectively. The current year's decrease is primarily attributable to reversal of acquisition timing differences, inventory reserves and utilization of net operating loss carryforwards.

  Undistributed earnings of foreign subsidiaries were approximately $21,165,000, $17,922,000, and $14,243,000 at December 31, 1997, 1996 and 1995,
respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.

NOTE I--STOCKHOLDERS' EQUITY

EMPLOYEE STOCK AWARD PLANS

  At December 31, 1997, a total of 3,841,855 shares of common stock were reserved for issuance under the Company's stock award plans. At December 31, 1997, 1,322,110 were available for future grant. In general, the plans provide for the granting of options or restricted shares to key employees. A summary of the key provisions of each type of award is as follows:

 Stock Options

  In general, the plans provide for the granting of options at not less than fair market value of the stock at the grant date. Options issued vest over a five year period, with one-fifth of the shares becoming exercisable on each

                                 BANCTEC, INC.

anniversary. At December 31, 1997, 1996 and 1995, options to purchase 2,519,745, 2,860,586, and 3,515,193 shares, respectively, were outstanding, of which options to purchase 844,560, 1,405,388, and 2,208,434 shares, respectively, were vested and could be exercised at a weighted average exercise price of $17.97, $15.74, and $14.59, respectively. The outstanding stock options at December 31, 1997 have a weighted average remaining contractual life of 4.0 years.

  A summary of activity in the Company's stock option plans is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                          OPTION PRICE  EXERCISE
                                               SHARES      PER SHARE     PRICE
                                             ----------  -------------- --------
Options outstanding--March 26, 1995.........  3,337,801   $4.83--$28.39  $15.19
Granted.....................................    538,050   15.38-- 19.98   17.08
Exercised...................................   (149,786)   4.83-- 16.63    9.56
Forfeited...................................   (210,872)   4.83-- 27.75   17.61
                                             ----------
Options outstanding--December 31, 1995......  3,515,193    4.83-- 28.39   15.75
Granted.....................................    712,500   17.25-- 22.50   21.35
Exercised...................................   (913,451)   4.83-- 22.68    9.86
Forfeited...................................   (453,656)   5.42-- 28.39   20.50
                                             ----------
Options outstanding--December 31, 1996        2,860,586    4.83-- 28.39   17.99
Granted.....................................    865,550   21.25-- 27.00   23.61
Exercised................................... (1,035,468)   4.83-- 23.31   14.65
Forfeited...................................   (170,923)   5.42-- 22.50   20.72
                                             ----------
Options outstanding--December 31, 1997        2,519,745  $5.33-- $27.00  $21.09
                                             ==========

  Of the options exercised during 1997, 498,321 options had exercise prices between $4.83 and $13.56, with a weighted average exercise price of $8.53. The remaining 537,147 options exercised had exercise prices between $15.38 and $23.31, with a weighted average exercise price of $20.34.

  Of the options forfeited during 1997, 20,833 options had exercise prices between $5.42 and $15.90, with a weighted average exercise price of $14.22. The remaining 150,090 options forfeited had exercise prices between $16.63 and $23.31, with a weighted average exercise price of $21.17.

  Of the options outstanding at December 31, 1997, 196,300 options had exercise prices between $5.33 and $15.90, with a weighted average exercise price of $13.24 and a weighted average remaining contractual life of 5.5 years. The remaining 2,323,445 options had exercise prices between $16.63 and $27.00, with a weighted average exercise price of $21.76 and a weighted average contractual life of 3.8 years.

                                 BANCTEC, INC.

  The Company accounts for the stock option plans under APB Opinion No. 25, under which no compensation has been recognized. Had compensation costs for these plans been determined consistent with SFAS Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                   TWELVE               NINE
                                                MONTHS ENDED        MONTHS ENDED
                                          ------------------------- ------------
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income (loss):
 As reported.............................   $42,152      $37,101      $(53,481)
 Pro Forma...............................   $40,173      $36,430      $(53,630)
Basic EPS:
 As reported.............................   $  1.97      $  1.82      $  (2.71)
 Pro Forma...............................   $  1.88      $  1.79      $  (2.71)
Diluted EPS:
 As reported.............................   $  1.90      $  1.76      $  (2.71)
 Pro Forma...............................   $  1.81      $  1.73      $  (2.71)

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

  The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

                                                TWELVE MONTHS           NINE
                                                    ENDED           ENDED MONTHS
                                          ------------------------- ------------
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
WEIGHTED AVERAGE                              1997         1996         1995
----------------                          ------------ ------------ ------------
Risk free interest rate..................        5.8%         6.2%         5.8%
Expected life............................  3.5 years    3.5 years    3.5 years
Expected volatility......................         35%          40%          40%
Fair value of options granted............      $6.88        $6.92        $5.85

 Restricted Stock Awards

  The Board of Directors periodically awards restricted stock to key employees as compensation. Vesting is pro rata and is subject to future service. Unearned compensation is charged for the market value of the shares on the date of grant and is amortized to expense over the vesting period. Such amount is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During the twelve months ended December 31, 1997, 8,695 restricted shares were awarded and unearned compensation of $184,769 was recorded. During the twelve months ended December 31, 1996, 40,648 restricted shares were awarded and unearned compensation of $741,266 was recorded. During the nine months ended December 31, 1995, 22,475 restricted shares were awarded and unearned compensation of $380,936 was recorded. The weighted average price of the shares awarded during the twelve months ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, was $21.25, $18.24, and $16.95, respectively. Vesting on such shares ranges from 3 years to 21 years. During the twelve months ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, $228,413, $316,955, and $199,607, respectively, was amortized to expense. Also during the twelve month period ended December 31, 1997 and 1996, and the nine month period ended December 31, 1995, the Company cancelled 6,193, 5,730 and 31,270 shares, respectively, reserved for key employees who are no longer

                                 BANCTEC, INC.

with the Company. This resulted in a reduction to unearned compensation of $102,006, $105,000 and $471,300, respectively.

 Employee Stock Purchase Plan

  The Company has an employee stock purchase plan under which 431,208 shares of common stock were reserved at December 31, 1997. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the exercise period. During the twelve months ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, the Company issued 48,455, 50,448, and 21,835 shares, respectively, under the plan.

 Stockholder Rights

  On June 16, 1988, the Company adopted a Stockholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one right for each common share held as of the close of business on June 27, 1988. Each share issued thereafter also received one right. As a result of the three-for-two stock split, the number of rights associated with each share of common stock has been adjusted from one right to two-thirds of a right. The Stockholder Rights Plan was designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights will expire on May 24, 1998. The Board of Directors is currently reviewing the continuation of the Stockholder Rights Plan. It is expected that the Board of Directors will adopt a resolution to continue the Stockholder Rights Plan at the annual meeting of the Board of Directors held on May 21, 1998.

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

NOTE J--EMPLOYEE BENEFIT PLANS

  Through December 31, 1997, the Company had one employee savings plan for substantially all full-time and part-time U.S. employees. The Employees' Savings Plan was available to existing Company employees prior

                                 BANCTEC, INC.

to the acquisition of Recognition. The ESOP Flex/Save Plan was available to existing Recognition employees prior to the acquisition. Effective January 1, 1996, the ESOP Flex/Save Plan was merged with the existing Employees' Savings Plan.

  The Employees' Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. During the twelve months ended December 31, 1997 and 1996, the Company elected to contribute 69,492 shares and 69,491 shares, respectively, which were allocated based on compensation. During the nine months ended December 31, 1995 the Company contributed 2.0% of the qualifying participant's base salary. Amounts expensed under the plan for the period noted were $1,863,000, $1,177,000, and $691,000, respectively.

  Shares allocated to the ESOP Flex/Save Plan during the nine months ended December 31, 1995 were 52,118. Amounts expensed under this plan for the period noted were $827,000.

  The Company provides no material postretirement benefits to its employees.

NOTE K--COMMITMENTS AND CONTINGENCIES

LEASES

  The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the twelve months ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, was $8,454,000, $9,155,000, and $6,772,000, respectively.

  Future minimum payments under non-cancelable operating leases are approximately as follows:

CALENDAR YEAR                                                     (IN THOUSANDS)
-------------                                                     --------------
 1998............................................................    $ 9,109
 1999............................................................      7,092
 2000............................................................      4,693
 2001............................................................      3,602
 2002............................................................      2,375
 Thereafter......................................................      4,782
                                                                     -------
                                                                     $31,653
                                                                     =======

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

                                 BANCTEC, INC.

  Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. As discussed in Note F, the Company had one interest rate cap agreement in effect at December 31, 1996, which expired in May 1997.

NOTE L--GEOGRAPHIC OPERATIONS

  The Company operates in the following geographic areas: the United States, Europe, and other international areas consisting primarily of Australia, Japan and Canada. Interarea sales to affiliates are accounted for at established transfer prices.

  Sales and operating income for the twelve months ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, and identifiable assets at the end of each of those periods, classified by geographic area, are as follows:

                          UNITED                 OTHER
                          STATES    EUROPE   INTERNATIONAL  ELIMINATIONS CONSOLIDATED
                         --------  --------  -------------- ------------ ------------
                                             (IN THOUSANDS)
Twelve months ended
 December 31, 1997
 Sales to unaffiliated
  customers............. $427,943  $111,891     $63,700       $   --       $603,534
 Interarea sales to
  affiliates............   36,518     2,985         --        (39,503)          --
 Operating income.......   64,050    11,863       6,170        (7,749)       74,334
 Identifiable assets....  429,799    68,595      37,854       (34,209)      502,039
Twelve months ended
 December 31, 1996
 Sales to unaffiliated
  customers............. $393,635   $92,624     $67,743       $   --       $554,002
 Interarea sales to
  affiliates............   36,021     3,117          38       (39,176)          --
 Operating income.......   63,293     7,486       4,302       (10,996)       64,085
 Identifiable assets....  411,766    68,370      36,437       (49,278)      467,295
Nine months ended
 December 31, 1995
 Sales to unaffiliated
  customers............. $285,947   $56,855     $41,182       $   --       $383,984
 Interarea sales to
  affiliates............   10,096       655         --        (10,751)          --
 Operating loss.........  (51,073)   (2,987)     (5,235)       (4,676)      (63,971)
 Identifiable assets....  351,517    69,518      37,692       (18,379)      440,348

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

                                 BANCTEC, INC.

NOTE N--SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                           YEAR ENDED DECEMBER 31, 1997
                                   --------------------------------------------
                                      Q1       Q2       Q3       Q4     TOTAL
                                   -------- -------- -------- -------- --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue........................... $142,353 $151,299 $150,530 $159,352 $603,534
Gross profit......................   43,187   45,295   46,314   48,080  182,876
Net income before extraordinary
 item.............................   10,027   10,603   10,787   11,197   42,614
Net income........................   10,027   10,603   10,787   10,735   42,152
Basic income per share before
 extraordinary item............... $   0.48 $   0.49 $   0.50 $   0.52 $   2.00
Basic income per share............ $   0.48 $   0.50 $   0.50 $   0.50 $   1.98
Diluted income per share before
 extraordinary
 item............................. $   0.46 $   0.48 $   0.48 $   0.50 $   1.92
Diluted income per share.......... $   0.46 $   0.48 $   0.48 $   0.48 $   1.90
                                           YEAR ENDED DECEMBER 31, 1996
                                   --------------------------------------------
                                      Q1       Q2       Q3       Q4     TOTAL
                                   -------- -------- -------- -------- --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue........................... $140,053 $133,994 $136,422 $143,533 $554,002
Gross profit......................   40,344   40,069   40,425   41,894  162,732
Net income........................    8,682    9,266    9,296    9,857   37,101
Basic income per share............ $   0.43 $   0.45 $   0.46 $   0.47 $   1.82
Diluted income per share.......... $   0.42 $   0.44 $   0.44 $   0.46 $   1.76

                                         NINE MONTHS ENDED DECEMBER 31, 1995
                                       ------------------------------------------
                                             Q1        Q2        Q3       TOTAL
                                       --------- --------- ---------  -----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...............................  $124,659  $134,322  $125,003   $383,984
Gross profit..........................    36,554    37,110   (12,183)    61,481
Net income (loss).....................     3,679     4,657   (61,817)   (53,481)
Basic income (loss) per share......... $    0.19 $    0.24 $   (3.12) $   (2.71)
Diluted income (loss) per share....... $    0.19 $    0.24 $   (3.12) $   (2.71)

  The quarter ended December 31, 1995, includes pretax charges of $85,187,000 during the third quarter. See Note D for a further discussion of these charges.

  Due to the impact of stock prices on the computation of earnings per share, income per share presented may not equal the sum of the quarters.

                                 BANCTEC, INC.

NOTE O--EARNINGS PER SHARE

  In accordance with SFAS 128, "Earnings Per Share", the Company has computed basic and diluted earnings per share using the treasury stock method.

                                      TWELVE MONTHS TWELVE MONTHS NINE MONTHS
                                          ENDED         ENDED        ENDED
                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                          1997          1996          1995
                                      ------------- ------------- ------------
BASIC:
Net income (loss)...................   $42,152,000   $37,101,000  $(53,481,000)
                                       ===========   ===========  ============
Shares outstanding at beginning of
 period.............................    20,796,935    19,918,735    19,681,429
Weighted average number of shares
 repurchased or held in treasury
 stock during the period............       (59,001)      (29,936)      (29,936)
Weighted average shares issued
 during the period..................       621,375       451,762       101,975
                                       -----------   -----------  ------------
Weighted average number of shares
 outstanding as adjusted............    21,359,309    20,340,561    19,753,468
                                       ===========   ===========  ============
Basic income (loss) per common and
 common equivalent share............   $      1.97   $      1.82  $      (2.71)
                                       ===========   ===========  ============
DILUTED:
Net income (loss)...................   $42,152,000   $37,101,000  $(53,481,000)
Add after tax interest expense
 applicable to 7 1/4% convertible
 subordinated debentures............     1,879,000     2,100,000           --
                                       -----------   -----------  ------------
Net income (loss), as adjusted......   $44,031,000   $39,201,000  $(53,481,000)
                                       ===========   ===========  ============
Shares outstanding at beginning of
 period.............................    20,796,935    19,918,735    19,681,429
Weighted average number of shares
 repurchased or held in treasury
 stock during the period............       (59,001)      (29,936)      (29,936)
Weighted average shares issued
 during the period and shares
 issuable from assumed exercise of
 stock options reduced by the number
 of shares which could have been
 purchased with the proceeds from
 exercise of such options and
 unearned compensation on restricted
 stock awards.......................     1,040,218       840,019       101,975
                                       -----------   -----------  ------------
Weighted average number of shares
 outstanding as adjusted excluding 7
 1/4% convertible subordinated
 debentures.........................    21,778,152    20,728,818    19,753,468
                                       ===========   ===========  ============
Diluted income (loss) per common and
 common equivalent share excluding 7
 1/4% convertible subordinated
 debentures.........................   $      1.94   $      1.79  $      (2.71)
                                       ===========   ===========  ============
Weighted average shares issuable
 assuming conversion of 7 1/4%
 convertible subordinated
 debentures.........................     1,424,897     1,588,241           --
Weighted average number of shares
 outstanding as adjusted............    23,203,049    22,317,059    19,753,468
                                       -----------   -----------  ------------
Diluted income (loss) per common and
 common equivalent share............   $      1.90   $      1.76  $      (2.71)
                                       ===========   ===========  ============

  For the nine months ended December 31, 1995, the following items were not considered because they were antidulitive: (1) $2,126,000 of interest expense related to the 7 1/4% convertible subordinated debentures, (2) 539,229 shares issuable from assumed exercise of stock options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options and unearned compensation on restricted stock awards, and (3) 1,821,920 shares issuable assuming conversion of 7 1/4% convertible subordinated debentures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements: See Index to Financial Statements and Schedules on page 41.

(b) Reports on Form 8-K:

(c) Exhibits

     3.1  -- Certificate of Incorporation.(3)
     3.2  -- By-Laws.(3)
     4.1  -- Rights Agreement dated June 16, 1988.(1)
    10.1  -- Credit Agreement dated February 22, 1996, among the Company, its
             Subsidiaries and Texas Commerce Bank National Association, as
             Agent.(3)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    10.2  -- BancTec, Inc. 1989 Stock Plan.(3)
    10.3  -- BancTec, Inc. 1994 Stock Plan.(4)
    10.4  -- BancTec, Inc. Deferred Compensation Plan. (5)
    10.5  -- BancTec, Inc. 1996 Employee Stock Purchase Plan. (5)
    10.6  -- Employment Agreement with Grahame N. Clark, Jr. dated November 5,
             1995.(3)
    10.7  -- Employment Agreement with Tod V. Mongan dated November 5, 1995.(3)
    10.8  -- Employment Agreement with Raghavan Rajaji dated September 27,
             1995.(3)
    10.9 -- Form of Indemnification Agreement between the Company and each of its Directors and Officers.(3)
    21.1  -- Subsidiaries.(5)
    23.1  -- Consent of Arthur Andersen LLP.(5)
    27.0  -- Selected Financial Data.(6)

--------
(1) Incorporated by reference to the Company's Form 8-A filed on July 6, 1988.

(2) Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 30, 1987, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4) Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 27, 1994, and incorporated herein by reference.

(5) Filed herewith.

(6) Filed electronically only.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BancTec, Inc.

                                                 /s/ Grahame N. Clark, Jr.
                                          By: _________________________________
                                                   Grahame N. Clark, Jr.
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                          Officer

Dated: March 26, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

     /s/ Grahame N. Clark, Jr.       Chairman of the Board,        March 26, 1998
____________________________________  President and Chief
       Grahame N. Clarke, Jr.         Executive Officer and
                                      Director (Principal
                                      Executive Officer)

        /s/ Raghavan Rajaji          Senior Vice President,        March 26, 1998
____________________________________  Treasurer and Chief
          Raghaven Rajaji             Financial Officer
                                      (Principal Financial
                                      Officer)

        /s/ Scott J. Wilson          Controller (Principal         March 26, 1998
____________________________________  Accounting Officer)
          Scott J. Wilson

       /s/ Michael E. Faherty        Director                      March 26, 1998
____________________________________
         Michael E. Faherty

         /s/ Paul J. Ferri           Director                      March 26, 1998
____________________________________
           Paul J. Ferri

         /s/ Rawles Fulgham          Director                      March 26, 1998
____________________________________
           Rawles Fulgham

         /s/ Thomas G. Kamp          Director                      March 26, 1998
____________________________________
           Thomas G. Kamp

           /s/ A.A. Meitz            Director                      March 26, 1998
____________________________________
             A.A. Meitz


             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

        /s/ Michael A. Stone         Director                      March 26, 1998
____________________________________
          Michael A. Stone

     /s/ Norton A. Stuart, Jr.       Director                      March 26, 1998
____________________________________
       Norton A. Stuart, Jr.

                                 BANCTEC, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Report of Independent Public Accountants............................... 15, 42
Consolidated Balance Sheets at December 31, 1997, and December 31,
   1996................................................................  16-17
Consolidated Statements of Operations for the twelve months ended
  December 31, 1997 and 1996, and the nine months ended December 31,
  1995.................................................................     18
Consolidated Statements of Cash Flows for the twelve months ended
  December 31, 1997 and 1996, and the nine months ended December 31,
  1995.................................................................     19
Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 1997 and 1996, and the nine months ended December
  31, 1995.............................................................     20
Notes to Consolidated Financial Statements.............................  21-36
SUPPLEMENTAL SCHEDULES
Schedule II--Valuation and Qualifying Accounts for the twelve months ended December 31, 1997 and 1996, and the nine months ended December
  31, 1995.............................................................     43

  All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BancTec, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in BancTec, Inc.'s Form 10-K, and have issued our report thereon dated January 27, 1998. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.
                                              Arthur Andersen LLP

Dallas, Texas
January 27, 1998

                                                                     SCHEDULE II

                                 BANCTEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996, AND THE NINE MONTHS
                            ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

            COLUMN A               COLUMN B   COLUMN C    COLUMN D     COLUMN E
            --------              ---------- ---------- ------------- ----------
                                             ADDITIONS
                                  BALANCE AT CHARGED TO               BALANCE AT
                                  BEGINNING  COSTS AND                  END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS   OF PERIOD   EXPENSES  DEDUCTIONS(A)   PERIOD
-------------------------------   ---------- ---------- ------------- ----------
Twelve months ended December 31,
1997............................   $ 9,627     $3,091      $(4,618)    $ 8,100
Twelve months ended December 31,
1996............................   $11,571     $1,252      $(3,196)    $ 9,627
Nine months ended December 31,
1995............................   $ 4,313     $8,471      $(1,213)    $11,571

--------
(A) Write-off of uncollectible accounts.