Form 10-Q
period 1998-03-31
BANCTEC INC
filed 1998-05-11
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

Registrant's telephone number, including area code, 972/341-4000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----     -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AT
      CLASS                                     MAY 6, 1998
      -----                                   ----------------
Common Stock, $.01 par value                    21,638,938

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                    ASSETS

                                                                                   March 31,            December 31,
                                                                                     1998                   1997
                                                                                     ----                   ----
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $     14,294          $      21,686
   Short-term investments including restricted amounts of
     $154 at December 31, 1997                                                           307                    308
   Accounts receivable, less allowance for doubtful accounts of
     $8,051 at March 31, 1998 and $8,100 at December 31, 1997                        154,181                156,911
   Inventories                                                                        85,090                 86,847
   Current deferred tax asset                                                         17,133                 17,133
   Other                                                                               9,565                  7,635
                                                                               --------------         --------------
               TOTAL CURRENT ASSETS                                                  280,570                290,520
PROPERTY, PLANT AND EQUIPMENT  - NET                                                 120,520                111,303
GOODWILL, less accumulated amortization of
    $31,241 at March 31, 1998 and  $29,814 at December 31, 1997                       89,892                 89,147
OTHER ASSETS                                                                          11,770                 11,069
                                                                               --------------         --------------
TOTAL ASSETS                                                                    $    502,752          $     502,039
                                                                               ==============         ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                                   $    80,124          $      84,139
   Current maturities of long-term debt                                               11,884                 11,888
   Trade accounts payable                                                             18,696                 19,793
   Other accrued expenses and liabilities                                             59,307                 71,243
   Deferred revenue                                                                   38,286                 27,278
   Income taxes                                                                       15,145                  9,185
                                                                               --------------         --------------
               TOTAL CURRENT LIABILITIES                                             223,442                223,526
LONG-TERM DEBT, less current maturities                                                8,871                 11,854
OTHER LIABILITIES                                                                      5,980                  6,136
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock-authorized, 1,000 shares of $.01 par value:
       Series A - no shares issued and outstanding                                         -                      -
       Series B - no shares issued and outstanding                                         -                      -
   Common stock-authorized, 45,000,000 shares of $.01 par value:
        issued 21,632,000 at March 31, 1998 and
        21,808,000 at December 31, 1997                                                  216                    218
   Treasury stock - 243,400 shares at March 31, 1998
        and 200,000 shares at December 31, 1997                                       (5,975)                (4,692)
   Additional paid-in capital                                                        216,611                221,234
   Retained earnings                                                                  60,180                 50,119
   Foreign currency translation adjustments                                           (4,956)                (5,129)
   Unearned compensation                                                              (1,617)                (1,227)
                                                                               --------------         --------------
               Total Stockholders' Equity                                            264,459                260,523
                                                                               --------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    502,752          $     502,039
                                                                               ==============         ==============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                             MARCH 31,            MARCH 31,
                                               1998                 1997
                                               ----                 ----

REVENUE:
   Equipment and software                 $     71,471         $     77,448
   Maintenance and other services               70,911               64,905
                                          -------------        -------------
                                               142,382              142,353

COST OF SALES:
   Equipment and software                       47,415               52,263
   Maintenance and other services               52,484               46,903
                                          -------------        -------------
                                                99,899               99,166
                                          -------------        -------------
GROSS PROFIT                                    42,483               43,187

OPERATING EXPENSES:
   Product development                           4,114                5,411
   Selling, general & administrative            20,290               18,666
   Goodwill amortization                         1,354                1,344
                                          -------------        -------------
                                                25,758               25,421
                                          -------------        -------------
INCOME FROM OPERATIONS                          16,725               17,766

OTHER INCOME (EXPENSE):
   Interest income                                 173                  175
   Interest expense                             (1,727)              (1,753)
   Sundry-net                                      549                 (521)
                                          -------------        -------------
                                                (1,005)              (2,099)
                                          -------------        -------------
INCOME BEFORE INCOME
   TAXES                                        15,720               15,667

INCOME TAX PROVISION                             5,659                5,640
                                          -------------        -------------
NET INCOME                                $     10,061         $     10,027
                                          =============        =============

NET INCOME PER SHARE:

Basic                                     $       0.47         $       0.48
Diluted                                   $       0.46         $       0.46

COMMON SHARES AND COMMON
   SHARE EQUIVALENTS USED IN
   COMPUTING PER SHARE AMOUNTS:

Basic                                           21,541               21,012
Diluted                                         21,789               22,868


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                          MARCH 31,  MARCH 31,
                                                            1998       1997
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 10,061   $ 10,027
   Adjustments to reconcile net income to cash flows
     provided by operating activities
         Depreciation and amortization                      10,653      9,632
         Disposition of property, plant and equipment          151        345
         Other non-cash items                                 (454)       385
         (Increase) decrease in accounts receivable          2,730     (9,725)
         (Increase) decrease in inventories                 (2,576)     6,719
         Increase in other assets                           (2,631)    (2,534)
         Increase (decrease) in trade accounts payable      (1,097)       744
         Increase (decrease) in deferred revenue            11,008     (2,803)
         Increase (decrease) in other accrued expenses
            and liabilities                                 (6,132)     3,196
                                                          ---------  ---------

               CASH FLOWS PROVIDED BY OPERATING
                    ACTIVITIES                              21,713     15,986

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment              (14,039)   (14,479)
   Purchase of businesses, net of cash acquired             (2,041)         -
   Other                                                         -         53
                                                          ---------  ---------
               CASH FLOWS USED IN INVESTING ACTIVITIES     (16,080)   (14,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
       capital lease obligations                            (2,987)    (2,845)
   Net (payments) proceeds from short-term borrowings       (4,000)     2,459
   Repurchase of common stock                               (9,258)         -
   Proceeds from sales and issuances of  common stock        3,350      4,503
                                                          ---------  ---------

               CASH FLOWS PROVIDED BY (USED IN) FINANCING
                    ACTIVITIES                             (12,895)     4,117

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (130)      (975)
                                                          ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (7,392)     4,702

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              21,686     22,872
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 14,294   $ 27,574
                                                          =========  =========

SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
        Interest                                          $  1,517   $    986
        Income taxes                                         1,491      1,368


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

    The accompanying unaudited balance sheet at March 31, 1998, and the consolidated statements of operations and cash flows for the interim periods ending March 31, 1998 and March 31, 1997 should be read in conjunction with the consolidated financial statements and notes set forth in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

    Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive and adjusted for the assumed conversion of convertible debt. The Company adopted SFAS No. 128, "Earnings per Share" effective December 31, 1997. As a result, the Company's reported net income per share for all periods prior to December 31, 1997, was restated.

    Certain amounts have been reclassified to conform with the current quarter presentation.


2.  INVENTORIES CONSISTED OF THE FOLLOWING:


                                                MARCH 31,       DECEMBER 31,
                                                 1998             1997
                                                 ----             ----
                                                     (IN THOUSANDS)
    Raw materials                              $ 37,469         $ 41,293
    Work-in-progress                              8,359            7,883
    Finished goods                               39,262           37,671
                                               --------         --------
                                               $ 85,090         $ 86,847
                                               ========         ========

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



3.  PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                                           MARCH 31,           DECEMBER 31,
                                                            1998                 1997
                                                            ----                 ----
                                                                  (IN THOUSANDS)
    Land                                                 $   3,030            $   3,030
    Field support spare parts                              111,296              110,297
    Machinery and equipment                                 61,623               62,203
    Furniture, fixtures and other                           56,645               48,898
    Building                                                27,995               27,488
                                                         ---------            ---------
                                                           260,589              251,916
Accumulated depreciation                                  (140,069)            (140,613)
                                                         ---------            ---------
                                                         $ 120,520            $ 111,303
                                                         =========            =========

4.  OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                                           MARCH 31,           DECEMBER 31,
                                                            1998                 1997
                                                            ----                 ----
                                                                  (IN THOUSANDS)
    Salaries, wages and other compensation               $ 18,040             $ 18,878
    Advances from customers                                10,523               16,441
    Accrued taxes, other than income taxes                  6,919                9,219
    Accrued invoices and costs                              9,140                8,582
    Accrued merger charges and other costs                  1,500                2,902
    Other                                                  13,185               15,221
                                                         --------             --------
                                                         $ 59,307             $ 71,243
                                                         ========             ========

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

5.   EARNNGS PER SHARE

                                                                          THREE MONTHS ENDED
                                                                      MARCH 31,         MARCH 31,
                                                                        1998              1997
                                                                        ----              ----
BASIC:
Net Income                                                        $   10,061,000    $    10,027,000
                                                                  ===============   ================
Shares issued at beginning of period                                  21,809,678         20,796,935
Weighted average number of shares repurchased or held
      in treasury stock during the period                               (330,804)           (29,936)
Weighted average shares issued during the period                          62,411            245,472
                                                                  ---------------   ----------------

Weighted average number of shares outstanding,
     as adjusted                                                      21,541,285         21,012,471
                                                                  ===============   ================

Basic income per common and common
     equivalent share                                             $         0.47    $          0.48
                                                                  ===============   ================

DILUTED:
Net Income                                                        $   10,061,000    $    10,027,000
Add after tax interest expense applicable to
    7 1/4% convertible subordinated debentures                                 -            507,000
                                                                  ---------------   ----------------
Net Income as adjusted                                            $   10,061,000    $    10,534,000
                                                                  ===============   ================

Shares issued at beginning of period                                  21,809,678         20,796,935
Weighted average number of shares repurchased or held
      in treasury stock during the period                               (330,804)           (29,936)
Weighted average shares issued during the period and
      shares issuable from assumed exercise of stock
      options reduced by the number of shares which
      could have been purchased with the proceeds from
      exercise of such options and unearned compensation
      on restricted stock awards                                         310,295            562,416
                                                                  ---------------   ----------------
Weighted average number of shares
      outstanding, as adjusted excluding 7 1/4%
        convertible subordinated debentures                           21,789,169         21,329,415
                                                                  ===============   ================

Diluted income per common and common
     equivalent share excluding 7 1/4% convertible
      subordinated debentures                                     $         0.46    $          0.47
                                                                  ===============   ================
Weighted average shares issuable assuming conversion
      of 7 1/4% convertible subordinated debentures                            -          1,538,720
Weighted average number of shares outstanding as
      adjusted                                                        21,789,169         22,868,135
                                                                  ---------------   ----------------
Diluted income per common and common
       equivalent share                                           $         0.46    $          0.46
                                                                  ===============   ================

        At March 31, 1998 and 1997, 120,948 stock options and 304,895 stock options, respectively, were not considered to be common stock equivalents in the computation of diluted weighted average shares outstanding because they were antidilutive. Exercise prices on the stock options ranged from $25.81 to $27.00 per share and $22.38 to $23.31 per share, respectively, at March 31, 1998 and 1997.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)


6.  COMPREHENSIVE INCOME

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. The Company has adopted this standard which requires disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the quarter ended March 31, 1998 and 1997 are as follows:

                                                       THREE MONTHS ENDED
                                                   MARCH 31,        MARCH 31,
                                                     1998             1997
                                                     ----             ----
                                                    (DOLLARS IN THOUSANDS)

    Net income                                    $   10,061        $ 10,027
    Foreign currency translation adjustments           (173)          (1,712)
                                                  ----------        --------
           Total comprehensive income             $    9,888        $  8,315
                                                  ==========        ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS



COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
 1997
 ----

Total revenue of $142.4 million for the first quarter of 1998 was approximately equal to the total revenue for the first quarter of 1997. Revenue from sales of equipment and software decreased $6.0 million primarily due to a decrease in domestic orders for large systems. While the Company's systems integration business has historically been somewhat variable, the Company believes that additional factors contributing to lower first quarter revenues include spending commitments by its customers to address year 2000 compliance, as well as ongoing competitive considerations. Softness in the domestic systems business was balanced in part by international systems operations and strong growth in network services. Revenue from maintenance and other services increased $6.0 million from the prior period due to continued strong growth in network services in the U.S.

Total gross profit of $42.5 million for the first quarter of 1998 declined $0.7 million from the first quarter of 1997. Gross profit for equipment and software of $24.1 million was $1.1 million lower than in the first quarter of 1997. This decrease was primarily due to lower equipment and software revenue. Gross profit for maintenance and other services of $18.4 million was $0.4 million higher due to the increase in network and desktop support services revenue.

Operating expenses in the first quarter of 1998 totaled $25.8 million, an increase of $0.3 million from the first quarter of 1997. Product development expenses of $4.1 million decreased $1.3 million primarily due to the completion of development work on new products introduced late in 1997. Sales and marketing expenses of $13.4 million increased by $1.2 million primarily due to the higher level of operating activities. General and administrative expenses of $6.9 million increased $0.4 million due to the timing of some expenses.

First quarter results included sundry income of $0.5 million, primarily due to foreign currency gains. This represents a $1.0 million increase over the prior year period, a period that included foreign currency losses.

The income tax provision of $5.7 million was comparable to the first quarter of 1997. The effective income tax rate was 36% for both periods.

Net income of $10.1 million for the first quarter of 1998 was approximately equal to the first quarter of 1997. Diluted earnings per share were the same for both March 31, 1998 and 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                                  (UNAUDITED)


SUPPLEMENTAL REVENUE DISTRIBUTION

The following distribution of revenues has been provided as additional information for the three months ended March 31, 1998 and 1997.

                                                              THREE MONTHS ENDED
                                                         MARCH 31,           MARCH 31,
                                                          1998                 1997
                                                          ----                 ----
                                                                (IN THOUSANDS)
    Service & Manufacturing                             $  77,124            $  70,008
    Worldwide Systems                                      66,446               73,759
    Plexus                                                  5,160                4,324
    Eliminations                                           (6,348)              (5,738)
                                                        ---------            ---------
    Total Revenue                                       $ 142,382            $ 142,353
                                                        =========            =========

                                                              THREE MONTHS ENDED
                                                         MARCH 31,           MARCH 31,
                                                          1998                 1997
                                                          ----                 ----
                                                                (IN THOUSANDS)
     Financial transaction processing systems           $ 51,501             $ 57,288
     OEM and support products                             12,672               12,661
     Plexus                                                7,298                7,499
                                                        --------             --------
                Total equipment and software            $ 71,471             $ 77,448
                                                        --------             --------

    Equipment maintenance                                 39,939               41,413
    Network services                                      30,972               23,492
                                                        --------             --------
        Total maintenance and other services            $ 70,911             $ 64,905
                                                        --------             --------

    Total Revenue                                       $142,382             $142,353
                                                        ========             ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


                        LIQUIDITY AND CAPITAL RESOURCES

The Company expects to complete a long-term debt financing of up to $150 million in the second quarter of 1998 to replace the debt instruments that are currently in place and for other anticipated requirements.

Cash and cash equivalents as of March 31, 1998 were $14.3 million compared to $21.7 million as of December 31, 1997. Total borrowings were $100.9 million as of March 31, 1998 compared to $107.9 million as of December 31, 1997. Total working capital decreased to $57.1 million as of March 31, 1998 from $67.0 million as of December 31, 1997. The $9.9 million decrease in working capital was primarily due to the use of cash for capital expenditures, repurchases, of the Company's common stock and scheduled loan repayments.

Cash provided by operations was $21.7 million for the quarter ended March 31, 1998, compared to $16.0 million for the quarter ended March 31,1997. The increased cash flow was due primarily to higher collections of accounts receivable in the first quarter of 1998 as compared to the prior period.

The Company believes that, upon completion of the long-term debt financing, it has sufficient financial resources available to support its requirements to fund operations, and is not aware of any trends, demands or commitments that would have a material adverse impact on the Company's long or short-term liquidity.

Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, short-term bank financing and, to a lesser extent, by sales of capital stock under employee stock option and purchase plans.

At March 31, 1998, the Company had the following debt instruments in place: 1) Term loan, 2) Revolving Credit Facility, 3) Foreign Lines of Credit and 4) Uncommitted Domestic Lines of Credit. The outstanding balance on the Term Loan at March 31, 1998 was $18.8 million which is payable in equal quarterly installments due through its maturity in December 31, 1999. The Company has available a revolving credit facility of $50.0 million with an outstanding balance of $41.7 million as of March 31, 1998. Unsecured foreign credit debt of $4.4 million were also outstanding as of March 31, 1998 under the foreign lines of credit. The Company also has available uncommitted lines of credit with a group of domestic banks totaling $85.0 million. These lines have a maximum term of 30 days. Under these uncommitted lines, the Company had $34.0 million in obligations outstanding as of March 31, 1998.

As part of its on going stock repurchase program, the Company bought 369,400 shares of common stock during the first quarter. The Company has repurchased 907,500 shares as of April 29, 1998 under the 2.0 million share repurchase program authorized in 1997. The share repurchase program is intended to offset the dilution from the exercise of stock options.

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

          NONE

ITEM 5.   OTHER INFORMATION
          -----------------

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a)  Exhibits

              27.0  Financial Data (Electronic Filing Only)

          b)  Reports on Form 8-K

              On May 1, 1998, the Company filed a Form 8-K incorporating the press release dated April 21, 1998 concerning first quarter financial information.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BANCTEC, INC.





                                        /s/ Scott J. Wilson
                                        ------------------------------
                                        Scott J. Wilson
                                        Vice President, Controller and
                                         Assistant Treasurer


Dated:   May 11, 1998