Form 10-Q
period 1998-06-30
BANCTEC INC
filed 1998-08-11
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, 972/341-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
          CLASS                                   AUGUST 5, 1998
          -----                              -----------------------

Common Stock, $.01 par value                        20,854,870

                              BANCTEC, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                  ASSETS
                                                                     JUNE 30,    DECEMBER 31,
                                                                      1998          1997
                                                                   -----------   -----------
                                                                   (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                        $  47,167     $  21,686
   Short-term investments                                                 282           308
   Accounts receivable, less allowance for doubtful accounts of
     $7,489 at June 30, 1998 and $8,100 at December 31, 1997          158,107       156,911
   Inventories                                                         78,716        86,847
   Current deferred tax asset                                          17,133        17,133
   Other                                                               10,993         7,635
                                                                    ---------     ---------
               TOTAL CURRENT ASSETS                                   312,398       290,520
PROPERTY, PLANT AND EQUIPMENT  - NET                                  129,700       111,303
GOODWILL, less accumulated amortization of
    $32,477 at June 30, 1998 and  $29,814 at December 31, 1997         88,185        89,147
OTHER ASSETS                                                           11,668        11,069
                                                                    ---------     ---------
TOTAL ASSETS                                                        $ 541,951     $ 502,039
                                                                    =========     =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                      $   4,015     $  84,139
   Current maturities of long-term debt                                   911        11,888
   Trade accounts payable                                              17,356        19,793
   Other accrued expenses and liabilities                              55,699        71,243
   Deferred revenue                                                    32,993        27,278
   Income taxes                                                        17,704         9,185
                                                                    ---------     ---------
               TOTAL CURRENT LIABILITIES                              128,678       223,526
LONG-TERM DEBT, less current maturities                               150,818        11,854
OTHER LIABILITIES                                                       5,643         6,136
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock-authorized, 1,000 shares of $.01 par value:
       Series A - no shares issued and outstanding                         --            --
       Series B - no shares issued and outstanding                         --            --
   Common stock-authorized, 45,000,000 shares of $.01 par value:
        issued 21,162,000 at June 30, 1998 and
        21,808,000 at December 31, 1997                                   212           218
   Treasury stock - 317,000 shares at June 30, 1998
        and 200,000 shares at December 31, 1997                        (7,140)       (4,692)
   Additional paid-in capital                                         202,086       221,234
   Retained earnings                                                   67,752        50,119
   Foreign currency translation adjustments                            (4,218)       (5,129)
   Unearned compensation                                               (1,880)       (1,227)
                                                                    ---------     ---------
               Total Stockholders' Equity                             256,812       260,523
                                                                    ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 541,951     $ 502,039
                                                                    =========     =========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                   JUNE 30,            JUNE 30,               JUNE 30,            JUNE 30,
                                                    1998                1997                   1998                 1997
                                                    ----                ----                   ----                 ----
REVENUE:
    Equipment and software                    $      74,346        $     85,486         $     145,817        $     162,934
    Maintenance and other services                   71,595              65,813               142,506              130,718
                                              -------------        ------------         -------------        -------------
                                                    145,941             151,299               288,323              293,652

COST OF SALES:
    Equipment and software                           50,143              56,882                97,558              109,145
    Maintenance and other services                   55,012              49,122               107,496               96,025
                                              -------------        ------------         -------------        -------------
                                                    105,155             106,004               205,054              205,170
                                              -------------        ------------         -------------        -------------

GROSS PROFIT                                         40,786              45,295                83,269               88,482

OPERATING EXPENSES:
   Product development                                5,174               5,393                 9,288               10,804
   Selling, general & administrative                 21,041              20,527                41,331               39,193
   Goodwill amortization                              1,558               1,377                 2,912                2,721
                                              -------------        ------------         -------------        -------------
                                                     27,773              27,297                53,531               52,718
                                              -------------        ------------         -------------        -------------

INCOME FROM OPERATIONS                               13,013              17,998                29,738               35,764
OTHER INCOME (EXPENSE):
   Interest income                                      735                 211                   908                  386
   Interest expense                                  (1,329)             (1,883)               (3,056)              (3,636)
   Sundry-net                                          (587)                242                   (38)                (279)
                                              -------------        ------------         -------------        -------------
                                                     (1,181)             (1,430)               (2,186)              (3,529)
                                              -------------        ------------         -------------        -------------

INCOME BEFORE INCOME
   TAXES                                             11,832              16,568                27,552               32,235

INCOME TAX PROVISION                                  4,260               5,965                 9,919               11,605
                                              -------------        ------------         -------------        -------------

NET INCOME                                    $       7,572        $     10,603         $      17,633        $      20,630
                                              =============        ============         =============        =============

NET INCOME PER SHARE:

           Basic                              $        0.36        $       0.50         $        0.83        $        0.98
           Diluted                            $        0.36        $       0.48         $        0.82        $        0.94

COMMON SHARES AND COMMON
   SHARE EQUIVALENTS USED IN
   COMPUTING PER SHARE AMOUNTS:

           Basic                                     21,073              21,220                21,315               21,102
           Diluted                                   21,148              23,095                21,476               22,926


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                               JUNE 30,      JUNE 30,
                                                                                 1998          1997
                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  17,633    $  20,630
   Adjustments to reconcile net income to cash flows
     provided by operating activities
         Depreciation and amortization                                           21,503       20,109
         Disposition of property, plant and equipment                               205          699
         Other non-cash items                                                    (1,701)         906
         Increase in accounts receivable                                         (1,196)      (7,597)
         (Increase) decrease in inventories                                        (101)       2,709
         Increase in other assets                                                (3,957)      (4,013)
         Decrease in trade accounts payable                                      (2,437)      (3,281)
         Increase (decrease) in deferred revenue                                  5,715       (7,428)
         Increase (decrease) in other accrued expenses
            and liabilities                                                      (7,947)       5,982
                                                                              ---------    ---------

               CASH FLOWS PROVIDED BY OPERATING
                    ACTIVITIES                                                   27,717       28,716

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                   (28,472)     (30,432)
   Purchase of businesses, net of cash acquired                                  (2,041)          --
   Other                                                                             --           53
                                                                              ---------    ---------
               CASH FLOWS USED IN INVESTING ACTIVITIES                          (30,513)     (30,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
       capital lease obligations                                                (11,455)      (5,692)
   Net proceeds from long-term borrowings                                       139,442        1,080
   Net (payments) proceeds from short-term borrowings                           (79,750)         591
   Repurchase of common stock                                                   (24,491)          --
   Proceeds from sales and issuances of  common stock                             3,502        5,828
                                                                              ---------    ---------

               CASH FLOWS PROVIDED BY (USED IN) FINANCING
                    ACTIVITIES                                                   27,248        1,807

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           1,029       (1,302)
                                                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             25,481       (1,158)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   21,686       22,872
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  47,167    $  21,714
                                                                              =========    =========

SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
        Interest                                                              $   2,218    $   2,023
        Income taxes                                                              5,749        3,614


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

    The accompanying unaudited balance sheet at June 30, 1998, and the consolidated statements of operations and cash flows for the interim periods ending June 30, 1998 and June 30, 1997 should be read in conjunction with the consolidated financial statements and notes set forth in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

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

    Certain amounts have been reclassified to conform with the current quarter presentation.


2.  INVENTORIES CONSISTED OF THE FOLLOWING:

                                                     JUNE 30,             DECEMBER 31,
                                                      1998                    1997
                                                      ----                    ----
                                                             (IN THOUSANDS)
       Raw materials                             $      30,363            $     41,293
       Work-in-progress                                  7,507                   7,883
       Finished goods                                   40,846                  37,671
                                                 -------------            ------------
                                                 $      78,716            $     86,847
                                                 =============            ============

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)


3.  PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                                                             JUNE 30,    DECEMBER 31,
                                                                               1998          1997
                                                                               ----          ----
                                                                                 (IN THOUSANDS)
       Land                                                                 $   3,030    $   3,030
       Field support spare parts                                              103,236      110,297
       Machinery and equipment                                                 64,668       62,203
       Furniture, fixtures and other                                           61,738       48,898
       Building                                                                28,658       27,488
                                                                            ---------    ---------
                                                                              261,330      251,916
       Accumulated depreciation                                              (131,630)    (140,613)
                                                                            ---------    ---------
                                                                            $ 129,700    $ 111,303
                                                                            =========    =========

4.   OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                                                              JUNE 30,    DECEMBER 31,
                                                                               1998          1997
                                                                               ----          ----
                                                                                (IN THOUSANDS)
       Salaries, wages and other compensation                               $  15,927    $  18,878
       Advances from customers                                                 10,440       16,441
       Accrued taxes, other than income taxes                                   4,959        9,219
       Accrued invoices and costs                                               7,869        8,582
       Accrued merger charges and other costs                                     759        2,902
       Other                                                                   15,745       15,221
                                                                            ---------    ---------
                                                                            $  55,699    $  71,243
                                                                            =========    =========

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



5.  EARNINGS PER SHARE

                                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30,           JUNE 30,            JUNE 30,           JUNE 30,
                                                                 1998               1997                1998               1997
                                                                 ----               ----                ----               ----
BASIC:
Net Income                                                 $     7,572,000    $   10,603,000      $    17,633,000    $   20,630,000
                                                           ===============    ==============      ===============    ==============

Shares issued at beginning of period                            21,631,582        21,220,026           21,809,678        20,796,935
Weighted average number of shares repurchased or held
      in treasury stock during the period                         (569,427)          (29,936)            (651,025)          (29,936)

Weighted average number of shares issued during the period          10,677            29,790              156,002           334,699
                                                           ---------------    --------------      ---------------    --------------
Weighted average number of shares outstanding,
     as adjusted                                                21,072,832        21,219,880           21,314,655        21,101,698
                                                           ===============    ==============      ===============    ==============
Basic income per common and common
     equivalent share                                      $          0.36    $         0.50      $          0.83    $         0.98
                                                           ===============    ==============      ===============    ==============

DILUTED:
Net Income                                                 $     7,572,000    $   10,603,000      $    17,633,000    $   20,630,000
Add after tax interest expense applicable to
    7 1/4% convertible subordinated debentures                           0           507,000                    0         1,014,000
                                                           ---------------    --------------      ---------------    --------------
Net Income as adjusted                                     $     7,572,000    $   11,110,000      $    17,633,000    $   21,644,000
                                                           ===============    ==============      ===============    ==============

Shares issued at beginning of period                            21,631,582        21,220,026           21,809,678        20,796,935
Weighted average number of shares repurchased or held
      in treasury stock during the period                         (569,427)          (29,936)            (651,025)          (29,936)

Weighted average number of shares issued during the period
      and shares issuable from assumed exercise of stock
      options reduced by the number of shares which could
      have been purchased with the proceeds from
      exercise of such options and unearned compensation
      on restricted stock awards                                    85,628           366,399              317,691           620,112
                                                           ---------------    --------------      ---------------    --------------

Weighted average number of shares
      outstanding, as adjusted excluding 7 1/4%
        convertible subordinated debentures                     21,147,783        21,556,489           21,476,344        21,387,111
                                                           ===============    ==============      ===============    ==============

Diluted income per common and common
     equivalent share excluding 7 1/4% convertible
      subordinated debentures                              $          0.36    $         0.49      $          0.82    $         0.96
                                                           ===============    ==============      ===============    ==============

Weighted average shares issuable assuming conversion
      of 7 1/4% convertible subordinated debentures                      -         1,538,720                    0         1,538,720
Weighted average number of shares outstanding as
      adjusted                                                  21,147,783        23,095,209           21,476,344        22,925,831
                                                           ---------------    --------------      ---------------    --------------
Diluted income per common and common
       equivalent share                                    $          0.36    $         0.48      $          0.82    $         0.94
                                                           ===============    ==============      ===============    ==============

     At June 30, 1998 and 1997, 689,604 stock options and 28,716 stock options, respectively, were not considered to be common stock equivalents in the computation of diluted weighted average shares outstanding because they were antidilutive. Exercise prices on such antidilutive stock options ranged from $24.56 to $25.81 per share and $23.31 to $24.75 per share, respectively, at June 30, 1998 and 1997.

                                 BANCTEC, INC.
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)


6.  COMPREHENSIVE INCOME

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. The Company has adopted this standard which requires disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the three months and six months ended June 30, 1998 and 1997 are as follows:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30,   JUNE 30,       JUNE 30,  JUNE 30,
                                              1998       1997           1998       1997
                                              ----       ----           ----       ----
                                                        (DOLLARS IN THOUSANDS)
Net income                                 $  7,572   $ 10,603       $ 17,633   $ 20,630
Foreign currency translation adjustments        738         93            911     (1,619)
                                           --------   --------       --------   --------
           Total comprehensive income      $  8,310   $ 10,696       $ 18,544   $ 19,011
                                           ========   ========       ========   ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND THREE MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------
1997
----

Total revenue of $145.9 million for the second quarter of 1998 decreased $5.4 million or 3.5% compared to the second quarter of 1997. Revenue from sales of equipment and software decreased $11.1 million primarily due to a decrease in sales of large-scale financial transaction processing systems. While the Company's systems integration business has historically been somewhat variable, the Company believes that additional factors contributing to lower second quarter revenues include spending commitments by its customers to address year 2000 compliance, bank mergers and consolidations, and ongoing competitive pressures. Revenue from maintenance and other services increased $5.8 million from the prior period due to continued strong growth in network services.

Total gross profit of $40.8 million for the second quarter of 1998 declined $4.5 million from the second quarter of 1997. Gross profit for equipment and software of $24.2 million was $4.4 million lower than in the second quarter of 1997. Equipment and software gross margin declined primarily due to the decrease in revenues as discussed above. The decline in gross margin was also due, to a lesser extent, to pressures on labor costs and competitive pricing. Gross profit for maintenance and other services of $16.6 million was comparable to the second quarter of 1997. Although revenue from maintenance and other services increased from the prior period, the gross margin percentage declined primarily due to start-up costs on new long-term service contracts and a change in the mix of the types of services being provided.

Operating expenses in the second quarter of 1998 totaled $27.8 million, an increase of $0.5 million from the second quarter of 1997. Product development expenses of $5.2 million decreased $0.2 million primarily due to the completion of development work on new products introduced in late 1997. Sales and marketing expenses of $13.7 million increased by $0.6 million primarily due to the higher level of operating activities. General and administrative expenses of $7.3 million were comparable to the second quarter of 1997.

Interest income of $0.7 million increased from $0.2 million, for the second quarter of 1997 due to the investment of excess cash from the proceeds of the Company's $150 million debt offering in May 1998.

Interest expense of $1.3 million decreased from $1.9 million due to the capitalization of interest expense on capital expenses incurred to implement a new internal information system, and gains on interest rate swaps in the second quarter of 1998, partially offset by an increase in debt outstanding and a higher interest rate on the new Senior Notes than on the bank debt retired in May 1998.

Second quarter results included sundry expense of $0.6 million, primarily due to foreign currency losses. This represents a $0.8 million increase over the prior year period, a period that included foreign currency gains. The foreign currency loss is primarily due to the decline in the value of the Japanese yen in the second quarter of 1998 compared to an increase in the value of the Japanese yen in the second quarter of 1997.

The income tax provision of $4.3 million decreased $1.7 million due to a decrease in taxable income. The effective income tax rate was 36% for both periods.

Net income of $7.6 million for the second quarter of 1998 decreased by $3.0 million compared to the second quarter of 1997. Diluted earnings per share were $0.36 and $0.48, respectively for the quarters ended June 30, 1998 and 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

Total revenue of $288.3 million for the first half of 1998 decreased $5.3 million or 1.8% compared to the first half of 1997. Revenue from sales of equipment and software decreased $17.1 million primarily due to a decrease in sales of large-scale financial transaction processing systems. While the Company's systems integration business has historically been somewhat variable, the Company believes that additional factors contributing to lower revenues in the first half of 1998 includes spending commitments by its customers to address year 2000 compliance, bank mergers and consolidations, and on-going competitive pressures. Revenue from maintenance and other services increased $11.8 million due to continued strong growth in network services.

Total gross profit of $83.3 million for the first half of 1998 decreased $5.2 million or 5.9% compared to the first half of 1997. Gross profit for equipment and software of $48.3 million was $5.5 million lower than the first half of 1997. The decline in equipment and software gross margin is primarily due to the decrease in revenues as discussed above. Gross profit for maintenance and other services of $35.0 million was $0.3 million higher due to an increase in network services offset by the effect of start-up costs on new long-term service contracts and a change in the mix of the types of services being provided.

Operating expenses in the first half of 1998 totaled $53.5 million, an increase of $0.8 million from last year's first half. Product development expenses of $9.3 million decreased $1.5 million due to lower spending for software development. Sales and marketing expenses of $27.1 million increased by $1.7 million due to the higher level of operating activities. General and administrative expenses of $14.2 million increased $0.4 million due to the timing of some expenses.

Interest expense of $3.1 million decreased $0.6 million from the prior period primarily due to the capitalization of interest expense on capital expenses incurred to implement a new internal information system, and gains on interest rate swaps in the second quarter of 1998, partially offset by an increase in debt outstanding and a higher interest rate on the new Senior Notes than on the bank debt retired in May 1998.

The income tax provision of $9.9 million decreased $1.7 million from the prior period due to a decrease in taxable income. The effective tax rate was 36% for both periods.

Net income of $17.6 million for the first half of 1998 decreased $3.0 million compared to last year's first half. Diluted earnings per share fell to $0.82 from $0.94 per share in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)
                                  (UNAUDITED)


BUSINESS SEGMENT DATA

As of December 31, 1998, BancTec will adopt FASB 131, which requires disclosure of business segment data in accordance with the "management approach." The management approach is based on the way segments are organized within the company for making operating decisions and assessing performance. In the first quarter of 1998, BancTec completed a reorganization of its business operations into three business units, Service & Manufacturing, Worldwide Systems and Plexus. Table 1 shows revenue by business segment as it will be reported under FASB 131. Table 2 shows revenue in the format that the company has previously provided to investors as supplemental data.

TABLE 1.  SUPPLEMENTAL REVENUE BREAKDOWN

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,        JUNE 30,          JUNE 30,        JUNE 30,
                                                                       1998            1997              1998            1997
                                                                       ----            ----              ----            ----
                                                                                           (IN THOUSANDS)
Service & Manufacturing                                         $      79,088   $       75,929    $      156,212  $      145,937
Worldwide Systems                                                      69,435           79,454           135,881         153,213
Plexus                                                                  5,658            4,842            10,818           9,166
Eliminations                                                           (8,240)          (8,926)          (14,588)        (14,664)
                                                                -------------   --------------    --------------  --------------

Total Revenue                                                   $     145,941   $      151,299    $      288,323  $      293,652
                                                                =============   ==============    ==============  ==============

TABLE 2.  SUPPLEMENTAL REVENUE BREAKDOWN

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,        JUNE 30,          JUNE 30,        JUNE 30,
                                                                        1998            1997              1998            1997
                                                                        ----            ----              ----            ----
                                                                                      (IN THOUSANDS)
Financial transaction processing systems                        $      55,268   $       64,526    $      107,533  $      121,580
OEM and support products                                               11,502           13,960            24,174          26,621
Plexus (Worldwide Sales)                                                7,576            7,000            14,110          14,499
                                                                -------------   --------------    --------------  --------------
           Total equipment and software                                74,346           85,486           145,817         162,700
                                                                -------------   --------------    --------------  --------------

Equipment maintenance                                                  39,981           40,458            79,920          82,924
Network services                                                       31,614           25,355            62,586          48,028
                                                                -------------   --------------    --------------  --------------
     Total maintenance and other services                              71,595           65,813           142,506         130,952
                                                                -------------   --------------    --------------  --------------

Total Revenue                                                   $     145,941   $      151,299    $      288,323  $      293,652
                                                                =============   ==============    ==============  ==============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


                        LIQUIDITY AND CAPITAL RESOURCES

On May 22, 1998, the Company sold $150 million of 7.5% Senior Notes due June 1, 2008 in a Rule 144A private offering. The Senior Notes will be subsequently registered as public debt. Proceeds of the offering were used to retire the Company's approximately $105 million of bank debt, with the remaining proceeds to be used for other requirements.

Cash and cash equivalents as of June 30, 1998 were $47.2 million compared to $21.7 million as of December 31, 1997. Total borrowings were $155.7 million as of June 30, 1998 compared to $107.9 million as of December 31, 1997. Total working capital increased to $183.7 million as of June 30, 1998 from $67.0 million as of December 31, 1997. The $116.7 million increase in working capital was primarily due to retirement of short-term debt from the proceeds of the long-term debt.

Cash provided by operations was $27.7 million for the first six months of 1998 compared to $28.7 million for the first six months of 1997. The decrease in cash flow from operations was primarily due to lower net income for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

The Company believes that it has sufficient financial resources available to support its requirements to fund operations, and is not aware of any trends, demands or commitments that would have a material adverse impact on the Company's long or short-term liquidity.

Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, short-term bank financing, long-term debt financing and, to a lesser extent, by sales of capital stock under employee stock option and purchase plans.

At June 30, 1998, the Company had the following debt instruments in place: 1) 7.5% Senior Notes due 2008, 2) Revolving Credit Facility, 3) Foreign Lines of Credit and 4) Uncommitted Domestic Lines of Credit. The Company had no outstanding balances on the Revolving Credit Facility or the Uncommitted Domestic Lines of Credit as of June 30, 1998. The Company has available a revolving credit facility of $70.0 million. Unsecured foreign credit debt of $4.0 million was also outstanding at June 30, 1998 under the foreign lines of credit. The Company also has available uncommitted lines of credit with a group of domestic banks totaling $65.0 million. These lines have a maximum term of 30 days.

As part of its stock repurchase program, the Company bought 1,024,800 shares of common stock during the six months ended June 30, 1998. Subsequent to June 30, 1998, the Company bought an additional 769,400 shares substantially completing the repurchase of 2.0 million shares under the repurchase program authorized in October 1997.

The Company's backlog of orders scheduled for delivery over the next twelve-month period increased 39% to $100.0 million compared to $72.0 million at December 31, 1997, primarily as a result of new international orders for large systems. The Company's backlog excludes contracts for recurring equipment and software maintenance, as well as orders slated for immediate delivery.

Inflation has not had a material effect on the operating results of the Company.

            FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. There are many factors that affect the Company's business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

General Economic Conditions

The Company's business partly depends on general economic and business conditions. The Company's sales are to businesses in a wide variety of industries, including banking, financial services, insurance, health care, governmental agencies and others. General economic conditions that cause customers in such industries to reduce or delay their investments in products such as those offered by the Company could have a material adverse effect on the Company.

International Activities

The Company's international operations have provided a significant part of the Company's growth during recent fiscal years. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar verses the local currency in which products are sold. Any adverse change in one or more of these factors could have a material adverse effect on the Company.

Fluctuations in Operating Results

The Company's operating results may fluctuate from period to period and will depend on numerous factors, including customer demand and market acceptance of the Company's products, new product introductions, product obsolescence, varying product mix, foreign currency exchange rates and other factors. The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company's control. Any adverse change in one or more of these factors could have a material adverse effect on the Company.

Technological Changes and Product Transitions

The Company's industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. The Company must incorporate these new technologies into its products in order to remain competitive. There can be no assurance that the Company will be able to continue to effectively manage technology transitions. A failure on the part of the Company to effectively manage the transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company.

Product Development Activities

The strength of the Company's overall business is partially dependent on the Company's ability to develop products based on new or evolving technology and the market's acceptance of those products. There can be no assurance that the Company's product development activities will be successful, that new technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards or that products will achieve market acceptance. The Company believes that it is necessary for its products to adhere to generally accepted industry standards, which are subject to change in ways that are beyond the control of the Company.

                                   FORM 10-Q
                                    PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           NONE

ITEM 2.    CHANGES IN SECURITIES

           NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           The annual meeting of the stockholders of BancTec, Inc. was May 21, 1998. The following item was voted upon:

           1. Election of one nominee for director. The following individual was elected director of BancTec, Inc.
                                  VOTES FOR
                                 -----------
               Rawles Fulgham     19,803,901

          The following individuals, who were not up for election, continue to serves as directors of BancTec, Inc.

          Grahame N. Clark, Jr.
          Michael E. Faherty
          Paul J. Ferri
          A.A. Meitz
          Michael A. Stone

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

            27.0  Financial Data (Electronic Filing Only)

          b)  Reports on Form 8-K
              On May 18, 1998, the Company filed a Form 8-K concerning factors affecting the Company's business and prospects.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BANCTEC, INC.





                                        /s/ Scott J. Wilson
                                        ----------------------------------
                                        Scott J. Wilson
                                        Vice President, Controller and
                                         Assistant Treasurer



Dated:   August 11, 1998