Form 10-Q
period 1998-09-30
BANCTEC INC
filed 1998-11-17
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHAnGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE, 972/341-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
           CLASS                                   NOVEMBER 9,  1998
           -----                                   -----------------
Common Stock, $.01 par value                           19,606,044

                              BANCTEC, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                  ASSETS
                                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                                    1998                    1997
                                                                                    ----                    ----
                                                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $     31,319           $      21,686
   Short-term investments                                                                330                     308
   Accounts receivable, less allowance for doubtful accounts of
     $7,703 at September 30, 1998 and $8,100 at December 31, 1997                    179,925                 156,911
   Inventories                                                                        78,062                  86,847
   Current deferred tax asset                                                         17,133                  17,133
   Other                                                                              11,089                   7,635
                                                                               --------------          --------------
               TOTAL CURRENT ASSETS                                                  317,858                 290,520
PROPERTY, PLANT AND EQUIPMENT  - NET                                                 128,739                 111,303
GOODWILL, less accumulated amortization of
    $33,869 at September 30, 1998 and  $29,814 at December 31, 1997                   86,677                  89,147
OTHER ASSETS                                                                          14,068                  11,069
                                                                               --------------          --------------
TOTAL ASSETS                                                                    $    547,342           $     502,039
                                                                               ==============          ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                                   $     4,183           $      84,139
   Current maturities of long-term debt                                                  869                  11,888
   Trade accounts payable                                                             22,585                  19,793
   Other accrued expenses and liabilities                                             71,469                  71,243
   Deferred revenue                                                                   30,203                  27,278
   Income taxes                                                                       18,784                   9,185
                                                                               --------------          --------------
               TOTAL CURRENT LIABILITIES                                             148,093                 223,526
LONG-TERM DEBT, less current maturities                                              150,618                  11,854
OTHER LIABILITIES                                                                      5,573                   6,136
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock-authorized, 1,000 shares of $.01 par value:
       Series A - no shares issued and outstanding                                         -                       -
       Series B - no shares issued and outstanding                                         -                       -
   Common stock-authorized, 45,000,000 shares of $.01 par value:
        issued 19,739,000 at September 30, 1998 and
        21,808,000 at December 31, 1997                                                  197                     218
   Treasury stock - 132,000 shares at September 30, 1998
        and 200,000 shares at December 31, 1997                                       (1,780)                 (4,692)
   Additional paid-in capital                                                        174,954                 221,234
   Retained earnings                                                                  75,001                  50,119
   Foreign currency translation adjustments                                           (3,561)                 (5,129)
   Unearned compensation                                                              (1,753)                 (1,227)
                                                                               --------------          --------------
               Total Stockholders' Equity                                            243,058                 260,523
                                                                               --------------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    547,342           $     502,039
                                                                               ==============          ==============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                         1998             1997               1998            1997
                                       ---------        ---------          ---------       ---------
REVENUE:
   Equipment and software              $  85,681        $  82,178          $ 232,037       $ 245,112
   Maintenance and other services         71,803           68,352            213,782         199,070
                                       ---------        ---------          ---------       ---------
                                         157,484          150,530            445,819         444,182

COST OF SALES:
   Equipment and software                 60,334           55,154            157,897         165,143
   Maintenance and other services         55,437           49,062            162,934         145,087
                                       ---------        ---------          ---------       ---------
                                         115,771          104,216            320,831         310,230
                                       ---------        ---------          ---------       ---------

GROSS PROFIT                              41,713           46,314            124,988         133,952

OPERATING EXPENSES:
   Product development                     5,519            4,902             14,810          14,862
   Selling, general & administrative      22,048           20,979             63,370          60,172
   Goodwill amortization                   1,479            1,328              4,392           4,049
                                       ---------        ---------          ---------       ---------
                                          29,046           27,209             82,572          79,083
                                       ---------        ---------          ---------       ---------

INCOME FROM OPERATIONS                    12,667           19,105             42,416          54,869
OTHER INCOME (EXPENSE):
   Interest income                           180              172              1,088             558
   Interest expense                       (3,017)          (2,021)            (6,073)         (5,657)
   Sundry-net                              1,487             (402)             1,447            (681)
                                       ---------        ---------          ---------       ---------
                                          (1,350)          (2,251)            (3,538)         (5,780)
                                       ---------        ---------          ---------       ---------

INCOME BEFORE INCOME
   TAXES                                  11,317           16,854             38,878          49,089

INCOME TAX PROVISION                       4,067            6,067             13,996          17,672
                                       ---------        ---------          ---------       ---------

NET INCOME                             $   7,250        $  10,787          $  24,882       $  31,417
                                       =========        =========          =========       =========

NET INCOME PER SHARE:

           Basic                       $    0.36        $    0.50          $    1.19       $    1.48
           Diluted                     $    0.36        $    0.48          $    1.19       $    1.41

COMMON SHARES AND COMMON
   SHARE EQUIVALENTS USED IN
   COMPUTING PER SHARE AMOUNTS:

           Basic                          20,286           21,470             20,839          21,210
           Diluted                        20,190           23,473             20,861          23,278

                See notes to consolidated financial statements.

                        BANCTEC, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS)
                         (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                              1998            1997
                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $     24,882    $     31,417
   Adjustments to reconcile net income to cash flows
     provided by operating activities
         Depreciation and amortization                          34,094          29,192
         Disposition of property, plant and equipment            2,522           1,205
         Other non-cash items                                   (1,683)          1,053
         Increase in accounts receivable                       (23,014)        (15,131)
         (Increase) decrease in inventories                        119          (5,240)
         Increase in other assets                               (6,453)         (5,099)
         Increase in trade accounts payable                      2,792           2,109
         Increase (decrease) in deferred revenue                 2,925         (11,455)
         Increase in other accrued expenses
            and liabilities                                      8,833           3,908
                                                          ------------    ------------

               CASH FLOWS PROVIDED BY OPERATING
                    ACTIVITIES                                  45,017          31,959

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                  (40,158)        (44,642)
   Purchase of businesses, net of cash acquired                 (2,041)           (724)
   Other                                                          --                53

                                                          ------------    ------------
                CASH FLOWS USED IN INVESTING ACTIVITIES        (42,199)        (45,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
   capital lease obligations                                   (11,713)         (8,929)
   Net proceeds from long-term borrowings                      139,442           2,294
   Net (payments) proceeds from short-term borrowings          (79,750)          4,591
   Repurchase of common stock                                  (46,311)           --
   Proceeds from sales and issuances of common stock             3,531          12,513
                                                          ------------    ------------

               CASH FLOWS PROVIDED BY FINANCING
                    ACTIVITIES                                   5,199          10,469

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          1,616          (1,919)
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             9,633          (4,804)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  21,686          22,872
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $     31,319    $     18,068
                                                          ============    ============

SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
        Interest                                          $      2,898    $      3,107
        Income taxes                                             9,236           8,865


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


1.        BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

          The accompanying unaudited balance sheet at September 30, 1998, and the consolidated statements of operations and cash flows for the interim periods ending September 30, 1998 and September 30, 1997 should be read in conjunction with the consolidated financial statements and notes set forth in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

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

          Certain amounts have been reclassified to conform with the current year presentation.

2.        INVENTORIES CONSISTED OF THE FOLLOWING:

                                    SEPTEMBER 30,        DECEMBER 31,
                                        1998                 1997
                                   --------------       --------------
                                             (IN THOUSANDS)
Raw materials                      $      38,859        $      41,293
Work-in-progess                            5,884                7,883
Finished goods                            33,319               37,671
                                   --------------       --------------
                                   $      78,062        $      86,847
                                   ==============       ==============

                                  BANCTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)



3.   PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                          SEPTEMBER 30,         DECEMBER 31,
                                              1998                 1997
                                              ----                 ----
                                                    (IN THOUSANDS)
Land                                     $       3,030        $       3,030
Field support spare parts                      105,773              110,297
Systems & software                              55,057               38,995
Machinery and equipment                         53,195               51,929
Furniture, fixtures and other                   23,249               20,177
Building                                        28,892               27,488
                                         --------------       --------------
                                               269,196              251,916
Accumulated depreciation                      (140,457)            (140,613)
                                         --------------       --------------
                                         $     128,739        $     111,303
                                         ==============       ==============


4.   OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                          SEPTEMBER 30,         DECEMBER 31,
                                              1998                 1997
                                              ----                 ----
                                                    (IN THOUSANDS)
Salaries, wages and other compensation   $      20,866         $     18,878
Advances from customers                          8,392               16,441
Accrued taxes, other than income taxes           5,235                9,219
Accrued invoices and costs                       9,508                8,582
Accrued merger charges and other costs             591                2,902
Other                                           26,877               15,221
                                         --------------        -------------
                                         $      71,469         $     71,243
                                         ==============        =============

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

5.  EARNINGS PER SHARE

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                 1998            1997           1998           1997
                                                             ------------    ------------   ------------    ------------
BASIC:
Net Income                                                   $  7,250,000    $ 10,787,000   $ 24,882,000    $ 31,417,000
                                                             ============    ============   ============    ============

Shares issued at beginning of period                           21,162,208      21,282,169     21,807,678      20,796,935
Weighted average number of shares repurchased or held
      in treasury stock during the period                        (877,096)           --       (1,139,963)        (29,936)
Weighted average number of shares issued during the period          1,278         188,143        171,105         442,798
                                                             ------------    ------------   ------------    ------------

Weighted average number of shares outstanding,
      as adjusted                                              20,286,390      21,470,312     20,838,820      21,209,797
                                                             ============    ============   ============    ============

Basic income per common and common
      equivalent share                                       $       0.36    $       0.50   $       1.19    $       1.48
                                                             ============    ============   ============    ============

DILUTED:
Net Income                                                   $  7,250,000    $ 10,787,000   $ 24,882,000    $ 31,417,000
Add after tax interest expense applicable to
      7 1/4% convertible subordinated debentures                     --           507,000           --         1,521,000
                                                             ------------    ------------   ------------    ------------
Net Income as adjusted                                       $  7,250,000    $ 11,294,000   $ 24,882,000    $ 32,938,000
                                                             ============    ============   ============    ============

Shares issued at beginning of period                           21,162,208      21,282,169     21,807,678      20,796,935
Weighted average number of shares repurchased or held
      in treasury stock during the period                        (877,096)           --       (1,139,963)        (29,936)
Weighted average number of shares issued during the period
      and shares issuable from assumed exercise of stock
      options reduced by the number of shares which could
      have been purchased with the proceeds from
      exercise of such options and unearned compensation
      on restricted stock awards                                  (95,609)        651,875        192,873         972,377
                                                             ------------    ------------   ------------    ------------
Weighted average number of shares
      outstanding, as adjusted excluding 7 1/4%
        convertible subordinated debentures                    20,189,503      21,934,044     20,860,588      21,739,376
                                                             ============    ============   ============    ============

Diluted income per common and common
      equivalent share excluding 7 1/4% convertible
      subordinated debentures                                $       0.36    $       0.49   $       1.19    $       1.45
                                                             ============    ============   ============    ============
Weighted average shares issuable assuming conversion
      of 7 1/4% convertible subordinated debentures                  --         1,538,720           --         1,538,720
Weighted average number of shares outstanding, as
     adjusted                                                  20,189,504      23,472,764     20,860,588      23,278,096
                                                             ------------    ------------   ------------    ------------
Diluted income per common and common
      equivalent share                                       $       0.36    $       0.48   $       1.19    $       1.41
                                                             ============    ============   ============    ============

At September 30, 1998 and 1997, 1,387,154 stock options and 8,590 stock options, respectively, were not considered to be common stock equivalents in the computation of diluted weighted average shares outstanding because they were antidilutive. Exercise prices on such antidilutive stock options ranged from $21.75 to $27.00 per share and $24.75 to $27.00 per share, respectively, at September 30, 1998 and 1997.

                                  BANCTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


6.       COMPREHENSIVE INCOME

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. The Company has adopted this standard which requires disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the quarter and nine months ended September 30, 1998 and 1997 are as follows:


                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                    1998            1997                  1998            1997
                                                    ----            ----                  ----            ----
                                                                        (DOLLARS IN THOUSANDS)

Net income                                    $        7,250   $       10,787        $       24,882   $       31,417
Foreign currency translation adjustments                 657           (1,270)                1,568           (2,889)
                                              ---------------  ---------------       ---------------  ---------------
           Total comprehensive income         $        7,907   $        9,517        $       26,450   $       28,528
                                              ===============  ===============       ===============  ===============

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

7.  SUBSEQUENT EVENTS

On October 26, 1998, the Company announced plans to restructure into two primary businesses--transaction processing/document management and desktop/network services. The restructuring will allow the Company to reduce cost by streamlining operations and focusing future investments in those areas that offer the greatest potential to accelerate growth and profitability. The restructuring will result in non-recurring charges estimated to be in the range of $30.0 to $35.0 million in the fourth quarter of 1998. Non-recurring charges may include costs related to consolidation of operational functions and facilities, rationalization of product lines and other restructuring costs.

Additionally, the Company's Board of Directors has authorized the repurchase of up to 1.0 million additional shares of the Company's common stock over the next twelve months. Repurchases will be made from time to time in the open market from operating cash flow.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenue of $157.5 million for the third quarter of 1998 increased $7.0 million or 4.6% compared to the third quarter of 1997. Revenue from sales of equipment and software increased $3.5 million primarily due to increased sales of large systems for international customers and increased Plexus software sales, partially offset by the decreased sales of manufactured equipment to OEM customers. Revenue from maintenance and other services increased $3.5 million from the prior period due to continued strong growth in network services, partially offset by the expiration of some maintenance contracts on older document processing systems.

Total gross profit of $41.7 million for the third quarter of 1998 declined $4.6 million from the third quarter of 1997. Gross profit for equipment and software of $25.3 million was $1.7 million lower than in the third quarter of 1997.
Gross margin for equipment and software declined due to sales of less profitable equipment and systems upgrades rather than more profitable new integration systems. Gross profit for maintenance and other services of $16.4 million declined $2.9 million from the third quarter of 1997. Although revenue from maintenance and other services increased from the prior period, the gross margin percentage declined due to a change in the mix of the types of services being provided and the effect of start-up costs on certain new long-term service contracts.

Operating expenses in the third quarter of 1998 totaled $29.0 million, an increase of $1.8 million from the third quarter of 1997. Product development expenses of $5.5 million increased $0.6 million primarily due to development work on new products during the third quarter of 1998. Sales and marketing expenses of $13.0 million decreased by $0.6 million. General and administrative expenses of $9.0 million increased $1.7 million due to the amortization of costs incurred for the implementation of a new internal information system which was started up in July 1998 and the cost incurred for a business study conducted in the third quarter of 1998 by the management consulting firm of Booz Allen & Hamilton of the Company's future market opportunities and business strategies.

Interest expense of $3.0 million increased from $2.0 million in the third quarter of 1997 due to an increase in debt outstanding and a higher interest rate on the new Senior Notes than on the bank debt retired in May 1998.

Third quarter results included sundry income of $1.5 million primarily due to foreign currency gains and the recognition of the equity income from the Company's 33% equity interest in Servibanca S.A., a Chilean company. This represents a $1.9 million increase over the prior period, a period that included foreign currency losses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                       RESULTS OF OPERATIONS - (CONTINUED)



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THREE MONTHS ENDED SEPTEMBER 30, 1997 - (CONTINUED)

The income tax provision of $4.1 million decreased $2.0 million due to a decrease in taxable income. The effective tax rate was 36% for both periods.

Net income of $7.3 million for the third quarter of 1998 decreased by $3.5 million compared to the third quarter of 1997. Diluted earnings per share were $0.36 and $0.48, respectively for the quarters ended September 30, 1998 and 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenue of $445.8 million for the nine months ended September 30, 1998 increased by $1.6 million compared to the nine months ended September 30, 1997. Revenue from sales of equipment and software decreased $13.1 million primarily due to a decrease in demand for large software systems in the U.S. While the Company's systems integration business has historically been somewhat variable, the Company believes that additional factors contributing to lower revenues in the nine months ended September 30, 1998 include spending commitments by its customers to address year 2000 compliance, bank mergers and consolidations, and on-going competitive pressures. Revenue from maintenance and other services increased $14.7 million due to continued growth in network services, partially offset by the expiration of some maintenance contracts on older document processing systems.

Total gross profit of $125.0 million for the nine months ended September 30, 1998 decreased $9.0 million or 6.7% compared to the nine months ended September 30, 1997. Gross profit for equipment and software of $74.1 million was $5.8 million lower than the nine months ended September 30, 1997. The decline in the gross profit of the equipment and software sales is primarily due to lower sales and sales of less profitable equipment and system upgrades rather than more profitable new integrated systems. Gross profit for maintenance and other services of $50.8 million was $3.1 million lower due to a change in the mix of the types of services being provided and the effect of start-up costs on certain new long-term service contracts.

Operating expenses for the nine months ended September 30, 1998 totaled $82.6 million, an increase of $3.5 million from last year. Product development expenses of $14.8 million were comparable to the prior year. Sales and marketing expenses of $40.2 million increased by $1.1 million due to the higher level of operating activities. General and administrative expenses of $23.2 million increased $2.1 million due to the amortization of costs incurred for the implementation of a new internal information system which was started up in July 1998 and the cost incurred for a business study in the third quarter of 1998 by the management consulting firm of Booz Allen & Hamilton. Goodwill amortization of $1.5 million increased $0.2 million due to a small acquisition during 1998.

Interest income of $1.1 million increased $0.5 million from the prior year due to the investment of excess cash from the proceeds of the $150.0 million debt offering in May 1998.

Interest expense of $6.1 million increased $0.4 million from the prior year primarily due to an increase in the debt outstanding and a higher interest rate on the new Senior Notes than on the bank debt retired in May 1998, partially offset by gains on interest rate swaps and the capitalization of interest expense on capital expenses incurred to implement a new internal information system during the nine months ended September 30, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1997 - (CONTINUED)

The income tax provision of $14.0 million decreased $3.7 million from the prior year due to a decrease in taxable income.

Sundry income of $1.5 million increased $2.1 million from the prior year primarily due to foreign currency gains and the recognition of the equity income from the Company's 33% equity interest in Servibanca S.A., a Chilean company, in the current year.

Net income of $24.9 million for the nine months ended September 30, 1998 decreased $6.5 million compared to the prior year. Diluted earnings per share fell to $1.19 from $1.41 per share in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)
                                  (UNAUDITED)


BUSINESS SEGMENT DATA

As of December 31, 1998, BancTec will adopt FASB 131, which requires disclosure of business segment data in accordance with the "management approach". The management approach is based on the way segments are organized within the company for making operating decisions and assessing performance. In the first quarter of 1998, BancTec completed a reorganization of its business operations into three business units - Service & Manufacturing, Worldwide Systems and Plexus. Table 1 shows revenue by business segment, as it will be reported under FASB 131. Table 2 shows revenue in the format that the company has previously provided to investors as supplemental data.

TABLE 1. SUPPLEMENTAL REVENUE BREAKDOWN

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                      1998           1997               1998          1997
                                                      ----           ----               ----          ----
                                                                         (IN THOUSANDS)

Service & Manufacturing                       $      79,864   $      81,332       $    236,088   $     227,269
Worldwide Systems                                    79,766          72,442            215,647         225,655
Plexus                                                5,906           4,206             16,724          13,372
Eliminations                                         (8,052)         (7,450)           (22,640)        (22,114)
                                              --------------  --------------      -------------  --------------

Total Revenue                                 $     157,484   $     150,530       $    445,819   $     444,182
                                              ==============  ==============      =============  ==============


TABLE 2.  SUPPLEMENTAL REVENUE BREAKDOWN


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                      1998           1997               1998          1997
                                                      ----           ----               ----          ----
                                                                         (IN THOUSANDS)


Financial transaction processing systems      $      65,207   $      60,694      $     172,740   $     182,508
OEM and support products                             12,303          16,113             37,016          42,734
Plexus (Worldwide Sales)                              8,171           5,371             22,281          19,870
                                              --------------  --------------     --------------  --------------
           Total equipment and software              85,681          82,178            232,037         245,112
                                              --------------  --------------     --------------  --------------

Equipment maintenance                                39,777          41,008            119,170         122,879
Network services                                     32,026          27,344             94,612          76,191
                                              --------------  --------------     --------------  --------------
        Total maintenance and other services         71,803          68,352            213,782         199,070
                                              --------------  --------------     --------------  --------------

Total Revenue                                 $     157,484   $     150,530      $     445,819   $     444,182
                                              ==============  ==============     ==============  ==============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                        LIQUIDITY AND CAPITAL RESOURCES

On May 22, 1998, the Company sold $150 million of 7.5% Senior Notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998 the Senior Notes were registered as public debt. Proceeds of the offering were used to retire the Company's approximately $105 million of bank debt, with the remaining proceeds to be used for other requirements.

Cash and cash equivalents as of September 30, 1998 were $31.3 million compared to $21.7 million as of December 31, 1997. Total borrowings were $155.7 million as of September 30, 1998 compared to $107.9 million as of December 31, 1997. Total working capital increased to $169.8 million as of September 30, 1998 from $67.0 million as of December 31, 1997. The $102.8 million increase in working capital was primarily due to retirement of short-term debt from the proceeds of the long-term debt.

Cash provided by operations was $45.0 million for the first nine months of 1998 compared to $32.0 million for the first nine months of 1997. The increase in cash flow from operations was primarily due to changes in working capital items.

The Company believes that it has sufficient financial resources available to support its requirements to fund operations, and is not aware of any trends, demands or commitments that would have a material adverse impact on the Company's long or short-term liquidity.

Funds to support the Company's operations, including capital expenditures, have been derived from a combination of funds provided by operations, short term bank financing, long-term debt financing and, to a lesser extent, by sales of capital stock under employee stock option and purchase plans.

At September 30, 1998, the Company had the following debt instruments in place:
1) 7.5% Senior Notes due 2008, 2) Revolving Credit Facility, 3) Foreign Lines of Credit and 4) Uncommitted Domestic Lines of Credit. The Company had no outstanding balances on the Revolving Credit Facility or the Uncommitted Domestic Lines of Credit as of September 30, 1998. The Company has available a revolving credit facility of $70.0 million. Unsecured foreign credit debt of $4.2 million was also outstanding at September 30, 1998 under the foreign lines of credit. The Company also has available uncommitted lines of credit with a group of domestic banks totaling $60.0 million. These lines have a maximum term of 30 days.

As part of its stock repurchase program, the Company bought 2,273,100 shares during the nine months ended September 30, 1998. The Board of Directors has authorized the repurchase of up to an additional 1.0 million shares of the Company's common stock over the next twelve months. The repurchases will be made from time to time in the open market using operating cash flow.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                 LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

The Company's backlog of orders scheduled for delivery over the next twelve-month period increased 11% to $80.0 million compared to $72.0 million at December 31, 1997, primarily as a result of new international orders for large systems. The Company's backlog excludes contracts for recurring equipment and software maintenance, as well as orders slated for immediate delivery.

Inflation has not had a material effect on the operating results of the Company.


                               YEAR 2000 ISSUES

The Year 2000 problem relates to the inability of certain technology products to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. Year 2000 issues impact the Company and substantially all companies in the industries in which the Company operates. During 1998, the Company developed a plan to assess and address all potential risks it faces as a result of Year 2000 issues. A corporate Year 2000 compliance team, as well as various organizational/functional teams throughout the Company, has been formed to ensure the implementation of this plan.

During the third quarter of 1998, the Company has completed the implementation of an enterprise resource planning information system ("ERP System"), for use in all the Company's domestic operations, which is represented to be Year 2000 compliant by SAP, the software vendor. The implementation of this system cost approximately $25 million. The investment in this ERP system was primarily for the domestic operations of the Company and there is no way to allocate the portion of the $25 million which relates to Year 2000 issues.

Although the total remaining cost of executing this plan has not been finalized, it is expected to be in the range of $5 to $8 million. A significant portion of this amount has already been expended. The largest remaining dollar item is the potential replacement of non-compliant personal computers, which may or may not have occurred in the absence of the Year 2000 problem. The Company has organized the overall project into approximately 20 major projects, which are at various stages of completion; overall, the Company believes it is approximately 50% complete with the execution of the plan. Substantial completion is expected to occur by June 30, 1999. Plans are in progress to evaluate all of the Company`s products for Year 2000 compliance. This portion of the plan is nearly complete and BancTec will notify all customers via its Year 2000 Website, expected to be online by December 31, 1998. The process of ensuring that the Company's major suppliers and vendors are addressing their Year 2000 concerns is on going and substantially complete.

Not withstanding the Company's Year 2000 compliance efforts to date, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's systems or the systems of one or more significant customers, vendors, or suppliers fail to achieve Year 2000 compliance, the Company's business and financial condition

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS- (CONTINUED)

                        YEAR 2000 ISSUES - (CONTINUED)

could be adversely affected. The Company intends to develop contingency plans for those mission critical areas that might be affected by the Year 2000 problem and will finalize plans after the evaluation and remediation phases are complete. No litigation has been initiated against the Company in connection with Year 2000 issues.

            FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

From time to time, information provided by the Company or statements made by its employees may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward looking statements as a result of various factors. There are many factors that affect the Company's business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

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




                                        BANCTEC, INC.



                                        /s/ Scott J. Wilson
                                        -------------------------------
                                        Scott J. Wilson
                                        Vice President, Controller and
                                          Assistant Treasurer



Dated:   November 16, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BANCTEC, INC.




/s/ Scott J. Wilson
-----------------------------------
Scott J. Wilson
Vice President, Controller and
  Assistant Treasurer



Dated:   November 16, 1998