Form 10-K405
period 1998-12-31
BANCTEC INC
filed 1999-03-31
CIK 318378

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the Year Ended December 31, 1998

                                      OR

    [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-9859


                                 BANCTEC, INC.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              75-1559633
                                                  (I.R.S. Employer
    (State or Other Jurisdiction of              Identification No.)
    Incorporation or Organization)

           4851 LBJ Freeway

             Dallas, Texas                              75244
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

  Aggregate Market Value of voting stock held by non-affiliates of the Registrant at February 26, 1999: $210,785,242. The amount was based on the closing price of the Common Stock on the New York Stock Exchange on February 26, 1999. For purposes of this computation, only executive officers, board members and beneficial owners of more than 5% of the Company's outstanding stock are deemed to be affiliates.

  Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                    Number of Shares Outstanding at
          Title of Each Class              February 26, 1999
      ---------------------------   -------------------------------
      Common Stock, $.01 Par Value            19,450,208

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement to be filed for the annual meeting of stockholders scheduled to be held on May 20, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 BancTec, Inc.
                                 Annual Report
                                      on
                                   Form 10-K
                     Twelve Months Ended December 31, 1998

                                    PART I

ITEM 1. The Company

Overview

  BancTec, Inc., a Delaware corporation, ("BancTec" or the "Company") is a worldwide systems integration and services company with a 26-year history of innovation in document imaging technology, financial transaction processing and workflow productivity improvement. Serving a variety of industries, including banking, financial services, insurance, healthcare, government agencies and others, BancTec offers a comprehensive portfolio of payment and document processing systems and services, workflow and image management software products, and computer and network support services.

  BancTec is a leading provider of software, equipment and ongoing maintenance of advanced systems used to process high volumes of checks and related payment documents. The Company's integrated systems are used by many of the largest credit card issuers and other high volume payment processors worldwide. BancTec's leadership extends to an expanding market for servicing personal computers and networks. Fortune 1000 companies, government agencies and leading personal computer manufacturers rely on BancTec for premium nationwide service.

  Founded in 1972, BancTec operates worldwide (with international sales in 1998 representing approximately 29% of total revenues) and serves over 5,000 customers in over 50 countries.

Business Strategy

  Building on its well-established customer base in the financial transaction processing industry, BancTec plans to expand the breadth of products and services it offers its customers. BancTec believes it can expand beyond traditional back office processing applications to deliver new applications and systems for enterprise-wide deployment by its customers. The Company has specifically targeted customer service applications, integrating the Company's payment processing solutions with Internet-enabled workflow, image management and long-term image storage.

  In addition, BancTec is targeting other markets where BancTec's comprehensive transaction and document processing solutions can improve efficiency and service. BancTec differentiates itself from its competitors by offering a complete suite of advanced software applications, equipment and service designed for high volume, mission critical processing environments.

  BancTec has successfully built recurring revenue to balance the variable nature of the systems integration business, to enhance cash flow and to lessen the impact of economic disruptions. Today, more than 50% of the Company's revenue is from recurring sources, including maintenance services, software licenses, sales of consumable supplies and other services.

  BancTec expects to continue to capitalize on the growing requirement for maintenance services for desktop computers through direct sales of services to Fortune 1000 corporations and government agencies and through strategic alliances with major information technology outsourcing contractors. The Company plans to expand its service offerings in the areas of network design and integration, help desk and training, remote network monitoring, and life cycle and project management. A leading supplier of warranty repair services for personal computers, BancTec intends to continue to pursue additional contracts with major personal computer ("PC") manufacturers and third party warranty administrators.

  In most areas of its business operations, BancTec employs multiple channels to market and distribute its products and services. Channels include direct sales to end-users by the Company's sales force and sales to other manufacturers, systems integrators and value-added resellers. This distribution network allows BancTec to pursue business in markets where local economic conditions preclude BancTec from having a direct presence.

  BancTec has an active research and development program to maintain the Company's leadership position in payment and document processing technology. In addition to ongoing software and equipment enhancements, current development efforts are focused on a new generation of software products for high volume remittance processing and expanding the Company's portfolio of Internet-enabled software products.

BancTec Products and Services

  The Company markets its products and services to specific target markets in which it believes it has extensive business process expertise and certain competitive advantages and is able to maintain or achieve a leadership position.

Worldwide Systems

  Financial Transaction Processing Systems. BancTec combines its extensive business application knowledge with a full range of software and equipment offerings for high volume, complex financial transaction processing environments. The Company's integrated systems generally incorporate advanced applications software developed by the Company and may also include hardware developed and manufactured by the Company. Customers include some of the largest check and payment processors worldwide, including banks, credit card companies, utilities, insurance companies and government agencies.

  For high volume payment processors, BancTec provides image systems that capture, digitize and process check and other document images, including utility, telephone, retail and credit card bills, mortgage coupons, sales drafts, airline tickets, tax notices, and other financial documents. The Company's imaging systems are also used by banks for high volume check processing applications such as proof-of-deposit and image statement preparation. Other Company products provide image-based solutions for check exception handling, enabling financial institutions that handle large volumes of checks to reprocess more efficiently items that were rejected in normal operating cycles.

  BancTec is expanding the scope of customer solutions with the addition of workflow and long-term image storage to increase productivity, to improve customer service capabilities and to replace microfilm for long-term storage. The Company's ImageFIRST(R) OpenARCHIVE(TM) solution is a multi-tiered archival system designed for high speed digital archiving of financial and other documents and related transaction data. BancTec image archive systems are further targeted to support industry efforts to reduce and eventually eliminate the multiple handling of checks and documents through truncation and electronic check presentment initiatives.

  In addition, BancTec is working with customers and industry partners to integrate electronic billing and payment capabilities into customers' existing processing operations.

  The Company's financial document imaging products utilize an Open Systems Architecture ("OSA") platform, which enables customers to add industry standard hardware and software components to improve processing capabilities. The Company typically sells these products to end-users and offers a warranty for 30 days from the date of installation.

  Plexus(R) Document Imaging and Workflow Software Products. Through its Plexus software division, the Company offers a complete family of internet-enabled document imaging and workflow software products designed for high-volume, complex and distributed environments. Plexus software products offer workflow, image storage, data management, forms processing and health claims processing capabilities that enable users to automate, coordinate and streamline business processes. Plexus software products can be deployed in organizations ranging from single sites for departmental workflow, storage and retrieval applications to enterprise-wide applications across multiple hardware platforms and over the Internet.

  Now in use in more than 1,300 sites worldwide, Plexus software products are sold directly to end-users by the Company's own sales force, through BancTec sales channels and through various value-added resellers and systems integrators worldwide.

  Community Banking Account Processing Software Solutions. BancTec's software products for the community banking market integrate back room applications such as check processing with front office platform applications such as signature verification, statements, loan calculation, report generation, new account processing and teller line information. Banker-II(TM) and ACCESS(TM) are software products that integrate deposit management, platform automation, loan processing, ATM and teller processing and other bank operations. In 1998, the Company introduced CORE(R) Director(TM), a new account management system that combined features of the Banker II and ACCESS to provide a migration path for current customers and to attract new community banking customers.

  The Company owns and operates six service bureau facilities that provide check and data processing services marketed as an outsourcing alternative to in-house processing primarily for small to mid-size financial institutions. These service bureaus utilize the Company's software and equipment, operations personnel and maintenance services for core account processing and processing of checks and related documents.

Manufacturing and Supplies

  Hardware Systems. BancTec believes that it provides the industry's most complete line of equipment for high volume, high speed, check and document processing. BancTec believes its equipment products are considered a standard by other manufacturers and systems integrators worldwide. BancTec equipment products are used in BancTec-installed end-user solutions and also sold on an original equipment manufacturer ("OEM") basis to other systems integrators for use with their own software systems.

  Document Processing Systems, Check Sorting Systems and Electronic Components. The Company offers low, medium and high-speed document reader/sorters and related components that read magnetic ink character recognition ("MICR") and optical character recognition ("OCR") data from financial documents and sort the documents according to established patterns. The Company markets its products to end-users, to other manufacturers and to various resellers and systems integrators throughout the world.

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

  BancTec markets a full range of consumable supplies that complement the Company's document processing systems. The Company also manufactures and markets microfilm cameras, image cameras, MICR encoders, ink jet components and various peripheral equipment. The Company's OEM products are sold with a 90-day warranty from the date of shipment.

US Maintenance and Service

  Installation and Maintenance of BancTec Products. The Company installs and maintains its own equipment products such as document reader/sorters and scanners. At February 26, 1999, the Company employed approximately 1,600 customer service engineers located in the United States and international locations. The

Company's maintenance contracts typically include both parts and labor and generally are three to five years in duration.

  Computer and Network Services. BancTec is a leading provider of personal computer warranty repair services in the United States for Dell, Compaq, and other companies. In addition, BancTec provides repair services for companies that administer third party extended warranties on personal computers sold by some of the nation's largest retailers.

  For corporate and government customers, BancTec provides on-site or on-call local area network ("LAN") and PC hardware support, systems integration, asset management services, remote network monitoring, help desk and installation coordination services. The Company's customer service engineers deliver on-site or on-call support for file servers, personal computers, laptop computers, printers and other peripheral equipment.

International Operations

  Internationally, the Company is a leading provider of financial transaction processing systems and solutions, with applications tailored to meet the localized needs of its customers. Through direct sales and other channels, the Company markets integrated systems to process a wide variety of transaction documents including checks, remittance documents, credit vouchers, giro documents, freight bills and airline tickets. The Company also provides comprehensive maintenance services for its transaction processing customers.

  During 1998, sales to customers outside the U.S. totaled approximately 29% of the Company's total revenues.

Corporate Reorganization

  In October 1998, after a strategic review of its business operations, BancTec initiated a reorganization of its operations into two primary businesses--Worldwide Financial Systems and Computer and Network Services. The purpose of the reorganization was to give greater visibility to the Company's growing computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. The reorganization will also allow the Company to reduce costs by streamlining operations and to focus future investments in areas of the business that offer attractive potential for growth and profitability. BancTec expects to complete the business reorganization by the end of 1999.

Product Development

  The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 170 persons for such activities as of February 26, 1999.

  The following table sets forth certain information regarding the Company's product development expenditures for the indicated periods:

                                                        Twelve Months Ended
                                                           December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                      (Dollars in thousands)
Product development expenditures..................... $19,981  $19,972  $17,582
Percent of total revenue.............................     3.3%     3.3%     3.2%
Percent of equipment and software revenue............     6.4%     6.0%     5.6%

  Current expenditures are concentrated on developing new applications for the Company's product lines and improving and expanding existing products, as described below:

  Software and Systems Development. In addition to ongoing software enhancements and year 2000 compliance, the Company has focused its development efforts on electronic commerce technologies and a new generation of web-enabled products for both the check and remittance markets. Each of these major new applications will be further developed and deployed during 1999. Continued development in the areas of workflow integration, web client components and Internet processing frameworks has allowed the Company to begin to reduce customer system delivery time, contain ongoing support costs and leverage developer knowledge in new software development by using the latest technologies.

  Plexus Document Imaging and Workflow. The Company's Plexus unit continues to develop new software products and implement changes to current software products to further strengthen its competitive position in the imaging and workflow software markets. Particular attention continues to be given to extensions to Plexus' industry-leading Internet/JAVA workflow product offerings. The Company expects that each of Plexus' major products will receive significant feature enhancements during the year. The Company is also conducting projects to build horizontal and vertical applications using Plexus' core imaging and workflow technology including integrating these into a new generation of BancTec item applications. These applications are intended to provide more complete customer solutions, allowing rapid deployment and more rapid customer return on investment.

  Equipment Technology Development. In 1999, the Company plans to continue development and enhancements to what it believes to be the industry's most complete portfolio of document transport products.

  Key development efforts remained focused on character recognition, image improvements (gray scale snippeting, character engine improvements, wavelet compression, improved gray scale and color quality and delivery) and Image Quality Assurance ("IQA") for real-time reading to improve monitoring and detection of image quality in the Company's transport and scanner product lines. Reader/sorters will be enhanced with the release of the Company's 2400-dpm TRACE(R) Star transport, believed to be the fastest in the industry. Enhancements to the Company's scanner product line include color, release of the multi-pocket scanners and improved feeder technology.

  There can be no assurance that the Company's development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adapting new technology and introducing new products to the market.

Sales and Distribution

  The Company's distribution strategy is to employ multiple sales channels to achieve the widest possible distribution of its products. The Company's products are sold to end-users, distributors, OEMs, value added resellers ("VARs") and systems integrators.

  International sales are subject to various risks, including fluctuations in exchange rates, import controls and the need for export licenses. See Note L of the Notes to the Consolidated Financial Statements for financial information concerning the Company's international operations.

Customer Diversification

  In 1998, no single customer accounted for more than 10% of the total revenue of the Company. BancTec's ten largest customers accounted for 26% of the Company's revenues in 1998.

Competition

  In marketing its products, the Company encounters aggressive competition from a wide variety of companies, some of which have substantially greater financial and other resources than the Company. The Company believes that product performance, quality, service and price are important competitive factors in the markets in which it competes. Generally, the Company emphasizes unique product features, quality and service, and flexibility to configure unique systems from standard products in its competitive efforts. While the Company believes that its products compete favorably based on each of these elements, the Company could be adversely affected if its competitors introduce innovative or technologically superior products or offer their products at significantly lower prices than the Company. No assurance can be given that the Company will have the resources, marketing and service capability, or technological knowledge to continue to compete successfully.

Backlog

  The Company's backlog of orders believed to be firm for its products at December 31, 1998, 1997 and 1996 was approximately $88.0 million, $71.9 million and $95.5 million, respectively.

  The Company's backlog excludes contracts for recurring hardware and software maintenance and sales of supplies. The Company is also able to fulfill many of its customers' requests for immediate delivery, which therefore has no effect on ending backlog. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and exchange rate fluctuations, and is not necessarily indicative of the level of future revenue.

Manufacturing

  The Company's hardware and systems products are assembled using various standard purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. If the supply of certain components or subassemblies were interrupted without sufficient notice, the result could be an interruption of product deliveries. The Company has not experienced, nor does it foresee, any difficulty in obtaining necessary components or subassemblies.

Patents

  The Company owns numerous U.S. and foreign patents and holds licenses under numerous patents owned by others. The Company also owns a number of registered and common law trademarks in the U.S. and other countries relating to the Company's trade names and product names.

  The validity of any patents issued or that may be issued to the Company may be challenged by others and the Company could encounter legal difficulties in enforcing its patent rights against infringement. In addition, there can be no assurance that other technology cannot or will not be developed or that patents will not be obtained by others that would render the Company's patents obsolete. Management does not consider the Company's patents to be essential to the ongoing operations of the Company.

Employees

  At February 26, 1999, the Company employed approximately 4,100 full-time employees and considers its employee relations to be good. None of the Company's employees are represented by a labor union. The Company has never experienced a work stoppage.

Year 2000 Considerations

  The Company has assessed the impact of the Year 2000 on its operations and has implemented development and marketing programs to ensure that its products and customer solutions are Year 2000 compliant. Most of the products currently offered by the Company are Year 2000 compliant, with the remaining currently offered products expected to become compliant in 1999. Because Year 2000 compliance is integrated into its normal product development, the Company does not expect to incur any significant incremental expenses in addressing the Year 2000 compliance issue in its products. Regardless of whether or not the Company's products are Year 2000 compliant, there can be no assurance that customers will not assert Year 2000 related claims against the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

  In addition, the Company has completed the implementation of a new internal information system that will meet the foreseeable needs of the Company's domestic operations and is Year 2000 compliant.

ITEM 2. Properties

  The Company owns or leases numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any one facility could have an adverse impact on operations in the short term.

  The Company has the option to renew all leases on principal facilities at the end of the lease terms.

  The Dallas area manufacturing facility is the primary location for all Company assembly and manufacturing activities. Heatstrip(R) and BancStrip(R) products are manufactured in Puerto Rico.

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

  The executive officers of the Company are:

           Name           Age                      Position
           ----           ---                      --------
 Grahame N. Clark, Jr. ..  56 Chairman of the Board, President and Chief
                               Executive Officer
 John G. Guthrie.........  62 Senior Vice President
 Don Herbener............  51 Senior Vice President
 Tod V. Mongan...........  48 Senior Vice President, Secretary, General Counsel
                               and Chief Administrative Officer
 Raghavan Rajaji.........  52 Senior Vice President, Treasurer and Chief
                               Financial Officer
 Kevin L. Roper..........  44 Vice President
 James E. Uren...........  62 Senior Vice President
 James R. Wimberley......  58 Senior Vice President

  Mr. Clark has been Chairman of the Board and Chief Executive Officer since April 1987 and President since September 1995. Since August 1979, Mr. Clark has been employed by the Company in various management capacities.

  Mr. Guthrie has been Senior Vice President since September 1995. Since February 1989, Mr. Guthrie has been employed by the Company in various management capacities.

  Mr. Herbener has been Senior Vice President since August 1998. Prior to that date, Mr. Herbener was employed by Digital Equipment Corporation since 1971, where he was most recently Vice President, Asia-Pacific Customer Services.

  Mr. Mongan has been Chief Administrative Officer since January 1996, Senior Vice President, Secretary and General Counsel since January 1993. Since November 1979, Mr. Mongan has been employed by the Company in various management capacities.

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

   Twelve Months Ended December 31, 1998                         High     Low
   -------------------------------------                       -------- -------
   First Quarter ended March 31, 1998......................... $28 3/8  $23 1/2
   Second Quarter ended June 30, 1998.........................  26 1/16  21 1/2
   Third Quarter ended September 30, 1998.....................  23 3/8   12 1/2
   Fourth Quarter ended December 31, 1998.....................  15 1/4   11 3/8

   Twelve Months Ended December 31, 1997
   -------------------------------------
   First Quarter ended March 31, 1997......................... $26 1/8  $19 1/8
   Second Quarter ended June 30, 1997.........................  27 5/8   22 1/4
   Third Quarter ended September 30, 1997.....................  27       22 3/4
   Fourth Quarter ended December 31, 1997.....................  28 3/4   20 3/4

  The Company has not paid any cash dividends on its common stock since its organization and currently intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business. The number of stockholders of record as of February 26, 1999 was approximately 2,502.

ITEM 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

                                      Twelve Months              Nine Months  Restated Fiscal
                                          Ended                     Ended      Year Ended(a)
                          -------------------------------------- ------------ ---------------
                          December 31, December 31, December 31, December 31,    March 26,
                              1998         1997         1996         1995          1995
                          ------------ ------------ ------------ ------------ ---------------
                                         (In thousands, except per share data)
For the period:
Revenue.................    $597,920     $603,534     $554,002     $383,984      $516,932
Income (loss) before
 extraordinary item.....       4,813       42,614       37,101      (53,481)      (15,608)
Net income (loss).......       4,813       42,152       37,101      (53,481)      (15,608)
Basic income (loss) per
 share before
 extraodinary item......        0.24         2.00         1.82        (2.71)        (0.80)
Basic income (loss) per
 share..................        0.24         1.97         1.82        (2.75)        (0.80)
Diluted income (loss)
 per share before
 extraordinary item.....        0.24         1.92         1.76        (2.71)        (0.80)
Diluted income (loss)
 per share..............        0.24         1.90         1.76        (2.71)        (0.80)
At period-end:
  Total assets..........     530,205      504,853      467,295      440,348       501,758
  Working capital.......     163,378       69,941       87,803       42,598        90,140
  Long-term debt, less
   current maturities...     150,352       11,854       65,891       82,972        94,181
  Stockholders' equity..    $220,081     $260,523     $204,720     $156,201      $206,743
Basic weighted average
 shares.................      20,394       21,359       20,341       19,753        19,484
Diluted weighted average
 shares.................      20,435       23,203       22,317       19,753        19,484

--------
(a) The Company's financial statements have been restated for fiscal year 1995, due to a change in the reporting entity to reflect its merger with Recognition International Inc. ("Recognition") under the pooling of interests method of accounting. Prior to the merger, Recognition had a fiscal year-end of October 31, and BancTec had a fiscal year-end of on or about March 31. Since the merger was accounted for as a pooling, combined results of the two companies are presented for all periods disclosed.

  In December 1995, the Company changed its fiscal year end from a 52/53 week year which ended on or about March 31, to a calendar year-end of December 31. This resulted in a nine month transitional period for December 31, 1995.

  The consolidated balance sheet data as of December 31, 1998, 1997 and 1996, are those of the combined Company. The consolidated balance sheet data for fiscal year 1995 includes the Company as of March 26, 1995 combined with the consolidated balance sheet data of Recognition as of March 26, 1995. The consolidated statement of operations for the twelve months ended December 31, 1998, 1997 and 1996 are those of the combined company. The consolidated statement of operations data for the nine months ended December 31, 1995, includes the Company's results for the nine months ended December 31, 1995, combined with Recognition's results for the nine months ended December 31, 1995. The consolidated statement of operations data for the fiscal year ended 1995 includes the Company's fiscal year ended March 26, 1995 combined with Recognition's fiscal year ended October 31, 1994.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  BancTec believes that a number of factors heightened the already variable nature of the systems integration business in 1998, creating a challenging and competitive selling environment. These factors include: bank mergers and consolidations, customer spending to address Year 2000, ongoing competitive pressure and the changing revenue mix within the Company's service operations.

  The slowdown in the Company's U.S. systems business and the ongoing transition underway in its services business prompted a detailed evaluation of the Company's organizational structure and long-term growth strategies facilitated by the management consulting firm of Booz-Allen & Hamilton. As a result, in the fourth quarter of 1998, BancTec initiated a reorganization of its operations into two primary businesses--Worldwide Financial Systems and Computer and Network Services. The purpose of the reorganization was to give greater visibility to the Company's growing computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. The reorganization will also allow the Company to reduce costs by streamlining operations and to focus future investments in areas of the business that offer attractive potential for growth and profitability.

  Included in 1998 results were charges totaling $37.5 million recorded in the fourth quarter. Approximately $22.1 million of the charges related to the reorganization of the Company's operations. The Company also incurred approximately $15.4 million of various other charges, including: the termination of a systems contract related to a discontinued product, the termination of a third party software product, additional accruals for doubtful accounts, inventory obsolescence costs and various other items. These charges, as discussed below, were recorded as adjustments to revenue, cost of sales and operating expense in the fourth quarter.

  Based on 1999 expected business conditions, the Company believes that the same factors that affected 1998 indicate a cautious outlook regarding the Company's near-term revenue and earnings growth prospects. While the Company's near-term outlook remains cautious, the Company believes that a number of factors indicate a more positive outlook for the year 2000 and beyond. These factors include: cost savings from the Company's reorganization, planned new product introductions, additional investments in sales and marketing and completion of customer Year 2000 remediation projects.

Comparison of Twelve Months Ended December 31, 1998 and December 31, 1997

  Consolidated revenue of $597.9 million for the twelve months ended December 31, 1998 decreased by $5.6 million or 0.9% from the prior twelve-month period. During the fourth quarter of 1998, the Company reversed approximately $5.5 million of revenue as a result of the termination of a systems contract related to a discontinued product. Also during the fourth quarter of 1998, the Company recorded approximately $2.5 million in revenue allowances. Revenue from equipment and software of $311.8 million decreased by $23.4 million or 7.0%. This decrease was due primarily to a decline in demand for large software systems in the U.S. While the Company's systems integration business has been somewhat variable, the Company believes that additional factors contributing to lower revenues include spending commitments by its customers to address year 2000 compliance, bank mergers and consolidations, and ongoing competitive pressures. Revenue from maintenance and other services of $286.1 million increased by $17.8 million or 6.6% due to continued growth in computer and network services, partially offset by the expiration of some maintenance contracts on older document processing systems. Equipment and software revenue accounted for 52.2% of total revenue for the twelve months ended December 31, 1998 compared to 55.5% for the twelve months ended December 31, 1997.

  Consolidated gross profit of $132.6 million decreased by $48.9 million or 26.9% from the prior twelve-month period. Gross profit for equipment and software of $70.4 million decreased by $40.0 million or 36.2% due to lower sales and sales of less profitable systems upgrades rather than more profitable new integrated systems and due to $13.6 million of inventory items that were written off as a result of products that were discontinued in conjunction with the Company's reorganization in the fourth quarter of 1998. During the fourth quarter of 1998, the Company also recorded approximately $7.1 million in charges primarily related to $1.2 million in severance costs as a result of the reorganization and $3.6 million in obsolete inventory costs, as well as $0.8 million related to the closure of the Company's operations in Australia. Gross profit for maintenance and other services of $62.2 million decreased by $8.9 million or 12.5% due to a change in the mix of the types of services being provided and the effect of start-up costs on certain new long-term service contracts partially offset by an increase in network service revenue.

  Operating expenses of $119.8 million increased $12.6 million or 11.8% compared to the prior twelve-month period. Product development expenses were comparable to the prior year. Sales and marketing expenses of $52.3 million decreased by $1.5 million or 2.7% due to a lower level of operating activities. General and administrative expenses of $37.4 million increased by $8.0 million or 27.2% due to the amortization of costs incurred for the implementation of a new internal information system which became operational in July 1998, and approximately $4.7 million in charges during the fourth quarter of 1998, consisting primarily of $2.2 million in severance costs. Goodwill amortization of $10.1 million increased $4.7 million or 86.5% primarily due to the write-off of $4.1 million of goodwill associated with the Company's Canadian subsidiary, Banctec Canada, as a result of the Company's reorganization in the fourth quarter of 1998.

  Interest income of $1.3 million increased $0.6 million from the prior twelve-month period due to the investment of excess cash from the proceeds of the $150.0 million debt (senior notes) offering in May 1998.

  Interest expense of $9.1 million increased $1.4 million from the prior twelve months primarily due to an increase in outstanding debt and a higher interest rate on the new senior notes compared to the bank debt retired in May 1998, partially offset by the capitalization of interest expense on capital expenses incurred to implement a new internal information system during the twelve months ended December 31, 1998.

  Sundry income of $2.5 million increased $3.2 million from the prior twelve-month period primarily due to foreign currency gains of $1.0 million in 1998 compared to $0.7 million in foreign exchange losses in 1997.

  The provision for income taxes of $2.7 million decreased by $21.3 million from the prior year due to a decrease in pre-tax income of $59.1 million. The income tax provision as a percentage of income before income taxes is 36%, which is consistent with the effective rate for 1997.

  Net income of $4.8 million for the twelve months ended December 31, 1998 decreased $37.3 million from the prior year. Diluted earnings per share fell from $1.90 to $0.24 in the current year.

Comparison of Twelve Months Ended December 31, 1997 and December 31, 1996

  Consolidated revenue of $603.5 million for the twelve months ended December 31, 1997 increased by $49.5 million or 8.9% from the prior twelve-month period. Revenue from equipment and software for the twelve months ended December 31, 1997 of $335.2 million increased by $22.7 million or 7.3% from the twelve months ended December 31, 1996. This increase was primarily due to higher systems integration project revenues for international customers. Revenue from maintenance and other services of $268.3 million increased by $26.8 million or 11.1% due to continued growth in domestic network maintenance operations partially offset by the expiration of some older document processing maintenance contracts. Equipment and software revenue accounted for 55.5% of total revenue for the twelve months ended December 31, 1997, compared to 56.4% for the twelve months ended December 31, 1996.

  Consolidated gross profit of $181.5 million increased by $18.8 million or 11.5% from the prior twelve-month period. The gross profit for equipment and software of $110.4 million increased by $11.2 million or 11.3% due to a combination of higher systems installations and improved manufacturing performance. Gross profit for maintenance and other services of $71.1 million increased $7.5 million or 11.8% due to the increase in network and desktop support services revenue.

  Operating expenses of $107.2 million increased by $8.5 million or 8.6% compared to the prior twelve-month period. The components of operating expenses changed as follows: Product development expenses increased by $2.4 million or 13.6% primarily due to higher spending for a new series of reader/sorters and scanner products, the development of the Company's new check processing software product and ongoing software enhancements. Selling, general and administrative expenses of $81.8 million increased by $5.7 million or 7.5% due to the higher level of revenues and operating activities. Goodwill amortization of $5.4 million increased by $0.4 million due to additional goodwill associated with two small acquisitions during 1997.

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

  The Company recorded an extraordinary loss of $0.5 million at December 31, 1997, which resulted from the write off of deferred borrowing costs associated with the $43.7 million of convertible debentures that were redeemed in December 1997.

Liquidity and Capital Resources

  Cash and cash equivalents as of December 31, 1998 were $25.3 million compared to $21.7 million as of December 31, 1997. Total borrowings were $156.3 million as of December 31, 1998, compared to $107.9 million as of December 31, 1997. Total working capital increased to $163.4 million as of December 31, 1998 from $69.9 million as of December 31, 1997. The $93.5 million increase in working capital was primarily due in part to the retirement of short-term debt from the proceeds of the long-term debt and to the increase in the current deferred tax asset.

  Cash provided by operations was $54.8 million in 1998, compared to $52.1 million in 1997. The increased cash flow in 1998 was due primarily to a lower increase in working capital as compared to 1997. See the discussion in "Comparison of Twelve Months Ended December 31, 1998 and December 31, 1997" for the factors contributing to the decrease in net income. Cash provided by operations in 1996 was $46.9 million.

  The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations and interest obligations on debt, and is not aware of any trends, demands or commitments which would have a material impact on the Company's long or short-term liquidity.

  At December 31, 1998, the Company had the following debt instruments in place: 1) 7 1/2% Senior Notes due 2008, 2) Revolving Credit Facility, 3) Foreign Credit Agreement and 4) Uncommitted Domestic Lines of Credit. As of December 31, 1998, the Company had available a $70.0 million revolving credit facility, which had no outstanding balance. During the period ended December 31, 1998, the Company borrowed a maximum amount of $41.8 million against this credit facility. Also outstanding as of December 31, 1998 were foreign credit agreements in the amount of $5.0 million. The Company had agreements in place for lines of credit which totaled $80.0 million which were subsequently reduced to $60.0 million during 1998. The lines are uncommitted and have a maximum term of 30 days. The Company borrowed as much as $61.5 million against these lines at various times throughout the twelve-month period ended December 31, 1998. At December 31, 1998, the Company had no outstanding balance on the lines of credit. See Note E to the Consolidated Financial Statements for a further discussion of these debt instruments.

  On May 22, 1998, the Company sold $150 million of 7 1/2% senior notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998, the senior notes were registered as public debt. Interest is due and payable in semi-annual installments beginning December 1, 1998.

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

  The Company spent $13.5 million during 1998 and $14.4 million during 1997 for computer hardware, software and consulting to implement a new information system for the Company. The new information system became operational during July 1998. This new system will meet the foreseeable needs of the Company and will also be Year 2000 compliant.

  As part of its stock repurchase program, the Company bought 2,506,600 shares and 200,000 shares during the twelve months ended December 31, 1998 and 1997, respectively. The Board of Directors has authorized the repurchase of up to an additional million shares of the Company's common stock over the next nine months. The repurchases will be made from time to time in the open market using operating cash flow.

  Inflation has not had a material effect on the operating results of the Company.

Year 2000 Considerations

  The Year 2000 ("Y2K") problem relates to the inability of certain technology products to properly recognize and process date-sensitive information relative to the year 2000 and beyond. The Y2K issue is mostly the result of a once common computer programming convention whereby dates were expressed with six digits (mm/dd/yy) instead of eight digits (mm/dd/yyyy). Under this programming standard the year was coded using two digits (yy). The potential problem lies in the fact that programs with a two-digit year may not function properly in the future. For example, 00 in the year 2000 may be interpreted as the year 1900, 1980, 00, or "no known date". This could result in processing errors.

  Y2K issues impact the Company and all companies in the industries in which the Company operates. In fact, Y2K impacts nearly all organizations and has become a societal issue due to the pervasive use of technology. In the Company's case, it is both a user and supplier of technology products potentially effected by Y2K. While simple to understand, Y2K is more difficult to address. The difficulty arises from: (1) the large volume of systems, applications and code involved, (2) the vast archives of data created by programs, and (3) the large volume of interdependent systems from different manufacturers.

  During 1998, the Company developed a master plan to assess and address potential risks it faces as a result of Y2K issues. The plan provides the strategic guidance for all products, services, systems, relationships, and infrastructure that may encounter a Y2K issue. The plan sets forth objectives, scope, responsibilities, and guidelines for project management, testing, reporting, documentation and audit. The project was sub-divided into about 20 major projects throughout the Company. A corporate Y2K compliance team was formed to assist these various project teams in implementing their individual Y2K plans under the master plan. The compliance team reports to a senior officer of the Company. Y2K project teams report their progress monthly to senior management. About 100 BancTec personnel are members of Y2K project teams.

  During the third quarter of 1998, the Company completed the implementation of an enterprise resource planning information system ("ERP System"), for use in all the Company's domestic operations, which is represented to be Y2K compliant by SAP, the software vendor. The implementation of this system cost approximately $27.9 million. The investment in this ERP system was primarily for the domestic operations of the Company and there is no way to allocate the portion of the $27.9 million that relates specifically to Y2K issues. SAP replaced accounting, manufacturing, purchasing, sales and distribution, and human resources systems. A new customer service call management electronic data interchange ("EDI") system that interfaces with SAP, is being implemented in 1999. The system will cost about $1.2 million and the portion attributable to Y2K issues is not identifiable.

  Implementation of the remainder of the Y2K master plan is estimated to cost approximately $8.2 million, of which $4.0 million relates to non-recurring internal (mostly non-incremental) employee costs, and another $3 million is primarily for new systems and upgrades. The remaining $1.2 million is for incremental costs of software, consultants and other Y2K related expenses. The largest remaining expenditure is the potential replacement of non-compliant personal computers, which is not expected to exceed $1.5 million. This estimate does not include all internal costs for employees working on Y2K issues, as these costs are not tracked separately. Many systems, including the aforementioned personal computers, may or may not have been replaced/upgraded in the absence of the Y2K problem. These cost estimates are based on current information and subject to change should conditions vary.

  The Company has organized the overall project into five phases (awareness, assessment, resolution, testing, and implementation) which are at various stages of completion. Overall, the Company believes it is approximately 60% complete with the execution of the plan. Substantial completion, or 90% completion, of mission critical systems is expected to occur by June 30, 1999. The Company anticipates full implementation of mission critical project tasks by September 30, 1999. Nevertheless, the Company expects some level of project activity to continue into the year 2000, including implementation of non-mission critical items and ongoing customer support.

  BancTec launched its Year 2000 web pages at www.banctec.com on December 21, 1998. The purpose of the Company's Y2K pages is to communicate relevant, reliable and consistent Y2K information to customers, vendors, employees, regulators, investors and other interested parties. The new web pages include the Y2K status of about 150 BancTec products, plus frequently asked questions, a worldwide contact list and links to other Y2K web resources.

  The process of ensuring that the Company's major vendors are addressing their Y2K obligations is ongoing, and substantially complete. Over 900 vendors are being evaluated and no significant concerns have been identified. Alternate sources and strategies will be implemented if necessary.

  Notwithstanding the Company's Y2K compliance efforts to date and in the future, achieving Y2K compliance is dependent on many factors, some of which are not within the Company's control. Should either the Company's systems or the systems of one or more significant customers, vendors, or suppliers fail to achieve Y2K compliance, the Company's business and financial condition could be materially adversely affected. Some inherent risks the Company is aware of and managing include, but are not limited to, on-time completion, litigation, integration and complexity of data and telecommunications networks, and the validity of individual test plans and results.

  The Company intends to develop contingency plans for those mission critical areas that might be affected by the Y2K problem and will finalize plans after the testing and implementation phases are complete. A major portion of these plans will likely pertain to rapid response teams to be available to support customer systems if necessary and reversion to manual processing where feasible.

NOTICE: This information is a "Year 2000 Readiness Disclosure" and conforms with the Year 2000 Information and Readiness Disclosure Act of 1998.

ITEM 7(A). Quantitative and Qualitive Disclosures About Market Risk

  The Company is exposed to certain market risk primarily related to fluctuations in interest rates. The following discussion summarizes the Company's financial instruments which are subject to such risk.

  The Company's $150 million in senior notes are issued in U.S. dollars at a fixed interest rate of 7 1/2%. Interest is due and payable in semi-annual installments beginning December 1, 1998. The notes mature on June 1, 2008. The fair market value of the senior notes as of December 31, 1998, approximates its respective carrying value.

  The Company also has yen-denominated foreign credit agreements in the amount of $5.0 million as of December 31, 1998. The terms on the agreements range from three months to one year at interest rates up to 1.75%. The fair market value on the yen-denominated foreign debt approximates its respective carrying value of as December 31, 1998.

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks and generally consist of interest rate swap and/or interest rate cap agreements. There were no instruments in place at December 31, 1998. As discussed in Note E to the consolidated financial statements, the Company had one interest rate cap agreement which expired in May 1997.

ITEM 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BancTec, Inc.:

  We have audited the accompanying consolidated balance sheets of BancTec, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen llp

Dallas, Texas
February 3, 1999

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
CURRENT ASSETS:
 Cash and cash equivalents..................................  $ 25,313 $ 21,686
 Short-term investments.....................................       837      308
 Accounts receivable, less allowance for doubtful accounts
  of $10,758 at December 31, 1998, and $8,100 at December
  31, 1997..................................................   178,851  156,911
 Inventories................................................    68,535   86,847
 Current deferred tax asset.................................    27,912   20,080
 Other......................................................     9,511    7,635
                                                              -------- --------
  Total current assets......................................   310,959  293,467
PROPERTY, PLANT AND EQUIPMENT, AT COST:
 Land.......................................................     3,030    3,030
 Field support spare parts..................................   102,262  110,297
 Systems and software.......................................    58,094   38,995
 Machinery and equipment....................................    55,431   51,929
 Furniture, fixtures and other..............................    23,967   20,177
 Buildings..................................................    28,848   27,488
                                                              -------- --------
                                                               271,632  251,916
 Less accumulated depreciation..............................   146,594  140,613
                                                              -------- --------
  Net property, plant and equipment.........................   125,038  111,303
GOODWILL, less accumulated amortization of $30,205 at Decem-
 ber 31, 1998, and $29,814 at December 31, 1997.............    81,075   89,147
OTHER ASSETS................................................    13,133   10,936
                                                              -------- --------
TOTAL ASSETS................................................  $530,205 $504,853
                                                              ======== ========



                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
CURRENT LIABILITIES:
 Revolving credit facilities............................... $  5,024  $ 84,139
 Current maturities of long-term debt......................      878    11,888
 Trade accounts payable....................................   24,451    19,793
 Other accrued expenses and liabilities....................   77,600    71,243
 Deferred revenue..........................................   31,560    27,278
 Income taxes..............................................    8,068     9,185
                                                            --------  --------
  Total current liabilities................................  147,581   223,526
LONG-TERM DEBT, less current maturities....................  150,352    11,854
OTHER LIABILITIES..........................................   12,191     8,950
COMMITMENTS AND CONTINGENCIES (Note J)
STOCKHOLDERS' EQUITY:
 Preferred stock--authorized, 1,000 shares of $.01 par
  value:
  Series A--no shares issued and outstanding...............      --        --
  Series B--no shares issued and outstanding...............      --        --
 Common stock--authorized, 45,000,000 shares of $.01 par
  value:
  issued and outstanding, 19,373,000 shares at December 31,
  1998 and
  21,808,000 at December 31, 1997..........................      194       218
 Treasury stock--no shares at December 31, 1998 and
  200,000 at December 31, 1997.............................      --     (4,692)
 Additional paid-in capital................................  170,318   221,234
 Retained earnings.........................................   54,932    50,119
 Foreign currency translation adjustments..................   (3,736)   (5,129)
 Unearned compensation.....................................   (1,627)   (1,227)
                                                            --------  --------
  Total stockholders' equity...............................  220,081   260,523
                                                            --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................. $530,205  $504,853
                                                            ========  ========



                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Twelve Months Ended December 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                       (In thousands, except per share data)
REVENUE:
 Equipment and software..............  $    311,845  $    335,214  $    312,467
 Maintenance and other services......       286,075       268,320       241,535
                                       ------------  ------------  ------------
                                            597,920       603,534       554,002
COST OF SALES:
 Equipment and software..............       241,454       224,803       213,293
 Maintenance and other services......       223,865       197,233       177,977
                                       ------------  ------------  ------------
                                            465,319       422,036       391,270
                                       ------------  ------------  ------------
   Gross profit......................       132,601       181,498       162,732
OPERATING EXPENSES:
 Product development.................        19,981        19,972        17,582
 Selling, general and
  administrative.....................        89,733        81,801        76,075
 Goodwill amortization...............        10,056         5,391         4,990
                                       ------------  ------------  ------------
                                            119,770       107,164        98,647
                                       ------------  ------------  ------------
   Income from operations............        12,831        74,334        64,085
OTHER INCOME (EXPENSE):
 Interest income.....................         1,296           743         1,146
 Interest expense....................        (9,081)       (7,730)       (7,927)
 Sundry-net..........................         2,474          (762)          666
                                       ------------  ------------  ------------
                                             (5,311)       (7,749)       (6,115)
                                       ------------  ------------  ------------
   Income before income taxes and
    extraordinary item...............         7,520        66,585        57,970
INCOME TAX PROVISION (BENEFIT):
 Current.............................         5,790        18,518         3,434
 Deferred............................        (3,083)        5,453        17,435
                                       ------------  ------------  ------------
                                              2,707        23,971        20,869
                                       ------------  ------------  ------------
NET INCOME BEFORE EXTRAORDINARY
 ITEM................................         4,813        42,614        37,101
EXTRAORDINARY ITEM, NET OF TAXES OF
 $260................................           --           (462)          --
                                       ------------  ------------  ------------
NET INCOME...........................  $      4,813  $     42,152  $     37,101
                                       ============  ============  ============
INCOME PER SHARE BEFORE EXTRAORDINARY
 ITEM
  Basic..............................  $       0.24  $       2.00  $       1.82
  Diluted............................  $       0.24  $       1.92  $       1.76
NET INCOME PER SHARE
  Basic..............................  $       0.24  $       1.97  $       1.82
  Diluted............................  $       0.24  $       1.90  $       1.76
WEIGHTED AVERAGE SHARES
  Basic..............................        20,394        21,359        20,341
  Diluted............................        20,435        23,203        22,317

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Twelve Months Ended
                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................... $  4,813  $ 42,152  $ 37,101
  Adjustments to reconcile net income to cash
   flows provided by operating activities:
    Depreciation and amortization................   64,328    39,973    37,850
    Deferred income tax (benefit) expense........   (3,083)    5,453    17,435
    Loss on disposition of property, plant and
     equipment...................................    2,312     1,429       --
    Other non-cash items.........................   (1,019)    2,851       964
    Increase in accounts receivable..............  (23,961)  (21,773)  (28,949)
    (Increase) decrease in inventories...........    3,195    (2,241)  (10,878)
    (Increase) decrease in other assets..........  (11,905)   (3,353)    5,109
    Increase (decrease) in trade accounts
     payable.....................................    4,658    (1,510)   (2,940)
    Increase (decrease) in deferred revenue......    4,282   (10,918)      172
    Increase (decrease) in other accrued expenses
     and liabilities.............................   11,135        (1)   (8,918)
                                                  --------  --------  --------
      Cash flows provided by operating
       activities................................   54,755    52,062    46,946
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment.....  (52,548)  (60,597)  (39,968)
  Purchase of businesses, net of cash acquired...   (2,041)   (1,090)   (7,136)
  Other..........................................      --         53       661
                                                  --------  --------  --------
      Cash flows used in investing activities....  (54,589)  (61,634)  (46,443)
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of current maturities of long-term
   debt and capital lease obligations............  (11,970)  (11,926)  (14,047)
  Proceeds from (payments of) long-term
   borrowings....................................  139,442   (41,428)   (5,350)
  Proceeds from (payments of) short-term
   borrowings, net...............................  (79,750)   53,591    10,780
  Repurchase of common stock.....................  (49,837)   (4,692)      --
  Proceeds from sales and issuances of common
   stock.........................................    3,531    15,166     9,487
                                                  --------  --------  --------
      Cash flows provided by financing
       activities................................    1,416    10,711       870
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........    2,045    (2,325)     (511)
                                                  --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................    3,627    (1,186)      862
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR.....   21,686    22,872    22,010
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS--END OF YEAR........... $ 25,313  $ 21,686  $ 22,872
                                                  ========  ========  ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          For the twelve months ended December 31, 1998, 1997 and 1996
                       (In thousands, except share data)

                                                         Foreign
                                 Additional Retained    Currency
                          Common  Paid-in   Earnings   Translation Treasury    Unearned             Comprehensive
                          Stock   Capital   (Deficit)  Adjustments  Stock    Compensation  Total       Income
                          ------ ---------- ---------  ----------- --------  ------------ --------  -------------
Balance at December 31,
 1995
 (includes 29,936
 treasury shares).......   $199   $191,709  $(29,134)    $(2,866)  $   (388)   $(3,319)   $156,201
Common stock issued
 principally under
 employee stock plans...      9      9,186       --          --         --         --        9,195
Common stock
 issued/cancelled under
 restricted stock plans,
 net....................    --         636       --          --         --        (636)        --
Amortization of unearned
 compensation...........    --         --        --          --         --       1,494       1,494
Foreign currency
 translation
 adjustments............    --        (525)      --        1,254        --         --          729     $   729
Net income..............    --         --     37,101         --         --         --       37,101      37,101
                           ----   --------  --------     -------   --------    -------    --------     -------
Comprehensive Income....                                                                               $37,830
                                                                                                       =======
Balance at December 31,
 1996
 (includes 29,936
 treasury shares).......    208    201,006     7,967      (1,612)      (388)    (2,461)    204,720
Common stock issued
 principally under
 employee stock plans...     10     15,013       --          --         --         --       15,023
Common stock
 issued/cancelled under
 restricted stock plans,
 net....................    --          83       --          --         --         --           83
Repurchase of common
 stock..................    --         --        --          --      (4,692)       --       (4,692)
Treasury stock
 cancelled..............    --        (388)      --          --         388        --          --
Conversion of 7 1/4%
 debentures.............    --          60       --          --         --         --           60
Tax benefit from
 exercise of stock
 options................    --       5,460       --          --         --         --        5,460
Amortization of unearned
 compensation...........    --         --        --          --         --       1,234       1,234
Foreign currency
 translation
 adjustments............    --         --        --       (3,517)       --         --       (3,517)    $(3,517)
Net income..............    --         --     42,152         --         --         --       42,152      42,152
                           ----   --------  --------     -------   --------    -------    --------     -------
Comprehensive Income....                                                                               $38,635
                                                                                                       =======
Balance at December 31,
 1997
 (includes 200,000
 treasury shares).......    218    221,234    50,119      (5,129)    (4,692)    (1,227)    260,523
Balance at December 31,
 1997...................
Common stock issued
 principally under
 employee stock plans...      3      1,988       --          --         --         --        1,991
Common stock
 issued/cancelled under
 restricted stock plan,
 net....................    --       1,077       --          --         --        (930)        147
Amortization of unearned
 compensation...........    --         --        --          --         --         530         530
Repurchase of common
 stock..................    --         --        --          --     (49,837)       --      (49,837)
Treasury stock
 cancelled..............    (27)   (54,502)      --          --      54,529        --          --
Tax benefit from
 exercise of stock
 options................    --         521       --          --         --         --          521
Foreign currency
 translation
 adjustments............    --         --        --        1,393        --         --        1,393     $ 1,393
Net income..............    --         --      4,813         --         --         --        4,813       4,813
                           ----   --------  --------     -------   --------    -------    --------     -------
Comprehensive Income....                                                                               $ 6,206
                                                                                                       =======
Balance at December 31,
 1998...................   $194   $170,318  $ 54,932     $(3,736)  $    --     $(1,627)   $220,081
                           ====   ========  ========     =======   ========    =======    ========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF ACCOUNTING POLICIES

Description of Business

  BancTec, Inc., a Delaware corporation, and subsidiaries (the "Company") is a worldwide systems integration and services company with a 26-year history of innovation in imaging technology, financial transaction processing and workflow productivity improvement. Serving a variety of industries, including banking, financial services, insurance, healthcare, government agencies and others, the Company offers a comprehensive portfolio of payment and document processing systems and services, workflow and image management software products, and computer and network support services.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

Inventories

  Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods.

Deferred Revenue

  Certain of the Company's contracts permit the Company to bill the customer in advance of the time revenue is recognized. Deferred revenue represents billings in excess of revenue recognized. Revenue is recognized ratably over the contract period as the services are performed, which usually occurs within one year of billing.

Derivative Financial Instruments

  Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the period of the agreements. Unamortized premiums, if any, are included in other current assets or other assets on the balance sheet depending on the amortization period.

                                 BANCTEC, INC.

Revenue Recognition

  The Company's revenue recognition policies for its principal sources of revenue are:

  Equipment and software sales--Revenue from sales of established products is recognized upon shipment of completed product in conformity with certain provisions of AICPA Statement of Position No. 97-2, "Software Revenue Recognition." Revenue for new products is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction Contracts." Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in other current assets. All contract costs, including equipment and software, are charged to cost of sales at the time the related revenue is recognized. At December 31, 1998 and 1997, there were $133,000 and $884,000, respectively, of costs in excess of advance billings recorded in other current assets.

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

  The Company evaluates the recoverability of goodwill and other long-lived assets by measuring the carrying value amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

  During the fourth quarter of 1998, management decided not to pursue the development of certain third party maintenance business for a Canadian subsidiary, BancTec Canada, in conjunction with the reorganization discussed in Note C. Consequently, the related future undiscounted cash flows of such operations are not sufficient to cover the carrying value of the subsidiary's goodwill. During 1998, the Company recorded a charge of approximately $4.1 million to goodwill amortization expense as a result of the impairment.

Product Development

  Company sponsored software product development costs are expensed as incurred until technological feasibility has been established. At that time, the software product development costs are capitalized in conformity with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." At December 31, 1998 and 1997, capitalized software costs recorded in other long-term assets were

                                 BANCTEC, INC.

$0 and $181,000, respectively. Software costs are amortized to cost of sales on a per unit basis or on a straight-line basis over a three year period, whichever is less. The Company performs a periodic review to determine the realization of capitalized software. When it is determined that there is an impairment, carrying amounts are written down to their net realizable value. The amount of software development costs charged to expense for the twelve month periods ended December 31, 1998, 1997 and 1996, was $181,000, $180,000,
and $181,000, respectively. Customer sponsored product development costs are generally charged to cost of sales or the proceeds generated therefrom are credited to product development costs by the Company.

Foreign Currency Translation

  The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenue and expenses are translated monthly at the average exchange rates for the month. Translation gains and losses including those arising from intercompany accounts considered to be long-term investments, are reported as a separate component of stockholders' equity, and transaction gains and losses are included in results of operations in Sundry-net. Foreign currency transaction gains/(losses) for the twelve months ended December 31, 1998, 1997 and 1996, were $972,000, ($741,000) and ($835,000), respectively.

Net Income Per Share

  Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive and adjusted for the assumed conversion of convertible debt. The Company adopted SFAS No. 128, "Earnings per Share" effective December 15, 1997. As a result, the Company's reported income per share for all periods ending prior to December 31, 1997 was restated.

Concentration of Credit Risk

  The Company sells its products to certain customers under specified credit terms in the normal course of business. These customers can generally be classified as banking, financial services, insurance, healthcare, government agencies, utilities or telecommunications. Due to the diversity of the Company's customers, management does not consider there to be a concentration of risk within any single classification.

Reclassification

  Certain amounts have been reclassified from the prior year to conform to the current year presentation.

NOTE B--ACQUISITIONS AND EQUITY INVESTMENTS

  During the first quarter of 1998, the Company acquired Groupe ParmaTec Inc., a Montreal based object-oriented software technology company for approximately $2 million. The acquisition was accounted for under the purchase method of accounting.

  In fiscal 1992, the Company and Thomson-CSF ("Thomson") established a joint venture company, ScanData Holding N.V. (now BancTec Holding, N.V.), with subsidiaries in France, Sweden, Germany and the Netherlands, which had exclusive rights to market and service various products provided by the Company and Thomson in specified territories, consisting of continental Europe, Scandinavia and North Africa. On March 15, 1996, the Company purchased Thomson's interest in ScanData Holding N.V. for cash of approximately $7,200,000. The acquisition was accounted for under the purchase method of accounting.

                                 BANCTEC, INC.

NOTE C--REORGANIZATION

  In October 1998, the Company announced plans to reorganize its operations into two primary businesses: Worldwide Financial Systems and Computer and Network Services. In conjunction with this reorganization, the Company recorded charges of approximately $22.1 million, of which $13.6 million relates to inventory obsolescence costs as discussed in Note D and $4.1 million relates to the impairment of goodwill as discussed in Note A. The remaining charges totaled approximately $4.4 million, of which $2.0 million was recorded as cost of sales expense and $2.4 million was recorded as selling, general and administrative expense. Included in the reorganization charge is an accrual for approximately $1.0 million related to the closure of the Company's operations in Australia. The remaining $3.4 million primarily relates to severance costs that will be paid to approximately 60 employees and management's estimate of severance to be paid to the Company's chief executive officer who announced his retirement in the fourth quarter of 1998. Nearly all employees were terminated in the fourth quarter of 1998 and included personnel at the staff, management, and executive levels. As of December 31, 1998, approximately $3.9 million of the charge was still accrued on the Company's books.

NOTE D--INVENTORIES

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
                                                                 (In thousands)
   Raw materials................................................ $28,557 $41,293
   Work-in-process..............................................   3,830   7,883
   Finished goods...............................................  36,148  37,671
                                                                 ------- -------
                                                                 $68,535 $86,847
                                                                 ======= =======

  In the fourth quarter of 1998, the Company discontinued certain product lines in conjunction with the reorganization (see Note C) and, accordingly expensed approximately $13.6 million of inventory.

NOTE E--DEBT

                                                                 December 31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
                                                                (In thousands)
   Term loans payable to banks................................ $    --  $21,508
   7 1/2% senior notes due June 1, 2008.......................  150,000     --
   Obligations under capital leases...........................    1,230   2,234
                                                               -------- -------
                                                                151,230  23,742
   Less current maturities....................................      878  11,888
                                                               -------- -------
                                                               $150,352 $11,854
                                                               ======== =======

  On May 22, 1998, the Company sold $150 million of 7 1/2% senior notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998, the senior notes were registered as public debt. Interest is due and payable in semi-annual installments beginning December 1, 1998. The notes contain covenants placing limitations on the Company's ability to permit subsidiaries to incur certain debts, incur certain loans and engage in certain sale and leaseback transactions. The Company is in compliance with all covenants.

  On December 5, 1997, the Company redeemed substantially all $43,700,000 of its 7 1/4% convertible subordinated debentures for cash at par plus accrued interest. Holders of $60,000 face amount of the debentures elected to convert to the Company's common stock at an exchange rate of 35.224 common shares per $1,000 bond. The redemption eliminated potential dilution of the Company's common stock of approximately 1.5 million shares. The extraordinary item of $462,000, net of taxes of $260,000, was due to the write off of deferred loan costs associated with the 7 1/4% convertible subordinated debentures.

                                 BANCTEC, INC.

  At December 31, 1998, the Company has an unsecured credit agreement with financial institutions which provides for a $70,000,000 short-term revolving credit facility ("revolving credit facility"). The agreement contains restrictive covenants which, among other things, restrict payment of dividends, limit additional debt and require the Company to maintain a 2.0 to
1.0 minimum cash flow coverage, maximum debt to EBITDA of not more than 2.25 to 1.0 at the end of any fiscal quarter for the preceding twelve-month period and a maximum debt to capitalization ratio not to exceed .50 to 1.0 as of the end of any fiscal quarter. At December 31, 1998, the Company was in compliance with all covenants required under the agreement. The agreement permits borrowing in foreign currency which the Company utilizes as part of its foreign currency risk management program. Therefore, the reported amounts can include recognized but unrealized gains and losses resulting from currency fluctuations. The revolving credit facility bears interest at the lender's prime commercial rate or, at the Company's option, the London Interbank Offered Rate ("LIBOR") on Eurocurrency borrowings plus 0.50%, depending on the Company's debt to capitalization ratio, as defined. A commitment fee of 0.225% on the unused revolving credit facility is payable quarterly. The company had no outstanding balance on the revolving credit facility at December 31, 1998.

  Also outstanding as of December 31, 1998, were foreign credit agreements in the amount of $5,024,000 payable in Japanese yen. The terms on the agreements range from three months to one year at interest rates up to 1.75%. There are no covenants on these agreements.

  The Company has agreements in place for additional lines of credit totaling $60,000,000. The lines are uncommitted and have a maximum term of 30 days. The weighted average interest rate on the additional lines of credit was 5.90% at December 31, 1998. At December 31, 1998, the Company had no outstanding balance on the lines of credit.

  The Company was party to one interest rate cap agreement which expired in May 1997 (See Note J).

  The fair market value of the term loan, revolving credit facility, the senior notes, lines of credit and foreign credit agreement as of December 31, 1998, approximates their respective carrying values.

  Future minimum lease payments under capital lease obligations are as follows:

   Calendar Year                                                 (In thousands)
   -------------                                                 --------------
    1999.......................................................      $  929
    2000.......................................................         358
                                                                     ------
    Total minimum lease payments...............................       1,287
    Less amount representing interest (6.0%-16.2% rate)........          57
                                                                     ------
    Present value of net minimum lease payments, including cur-
     rent maturities of $878 at December 31, 1998..............      $1,230
                                                                     ======

  Property, plant and equipment recorded under capital leases are as follows:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (In thousands)
   Furniture, fixtures, systems and other...................... $ 3,236 $ 3,508
   Machinery and equipment.....................................     --       74
                                                                ------- -------
   Total--at cost..............................................   3,236   3,582
   Less accumulated depreciation...............................     954     915
                                                                ------- -------
                                                                $ 2,282 $ 2,667
                                                                ======= =======

                                 BANCTEC, INC.

  The Company paid cash totaling $7,856,000, $7,943,000, and $7,972,000, for interest during the twelve months ended December 31, 1998, 1997 and 1996, respectively. During the twelve months ended December 31, 1998, the Company capitalized $731,000 in interest on the costs incurred to implement a new internal information system.

NOTE F--OTHER ACCRUED EXPENSES AND LIABILITIES

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (In thousands)
   Salaries, wages and other compensation...................... $20,332 $18,878
   Advances from customers.....................................   9,493  16,441
   Accrued taxes, other than income taxes......................   5,918   9,219
   Accrued invoices and costs..................................   8,545   8,582
   Accrued reorganization costs................................   3,879     --
   Other.......................................................  29,433  18,123
                                                                ------- -------
                                                                $77,600 $71,243
                                                                ======= =======

NOTE G--INCOME TAXES

  The domestic and foreign components of income (loss) before income taxes and extraordinary item consisted of the following:

                                                         Twelve Months Ended
                                                             December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------  ------- -------
                                                            (In thousands)
   Domestic (including Puerto Rico).................... $ (576) $51,510 $47,357
   Foreign.............................................  8,096   15,075  10,613
                                                        ------  ------- -------
                                                        $7,520  $66,585 $57,970
                                                        ======  ======= =======

  The income tax provision (benefit) consisted of the following:

                                                         Twelve Months Ended
                                                            December 31,
                                                       ------------------------
                                                        1998     1997    1996
                                                       -------  ------- -------
                                                           (In thousands)
   Current:
     Federal (including Puerto Rico).................. $   621  $ 9,618 $   974
     State............................................     387    3,240     --
     Foreign..........................................   4,782    5,660   2,460
                                                       -------  ------- -------
       Total current..................................   5,790   18,518   3,434
                                                       -------  ------- -------
   Deferred:
     Federal..........................................  (2,684)   3,709  19,906
     Foreign..........................................    (399)   1,744  (2,471)
                                                       -------  ------- -------
       Total deferred.................................  (3,083)   5,453  17,435
                                                       -------  ------- -------
                                                       $ 2,707  $23,971 $20,869
                                                       =======  ======= =======

                                 BANCTEC, INC.

  The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

                                                     Twelve Months Ended
                                                         December 31,
                                                    ------------------------
                                                     1998    1997     1996
                                                    ------  -------  -------
                                                        (In thousands)
   Provision at U.S. statutory rate of 35% for all
    periods........................................ $2,632  $23,305  $20,290
   Increase in tax expense resulting from:
     Impact of foreign and Puerto Rico income tax
      rates........................................  2,724       54      100
     State income tax, net of federal income tax
      benefit......................................    426    2,106      --
     Utilization of net operating losses........... (4,419)  (4,291)  (3,626)
     Foreign losses not providing a current
      benefit......................................  2,086      407      879
     Goodwill amortization.........................  1,077    1,579    1,575
     Foreign earnings and profit adjustment........    --       975      --
     Other......................................... (1,819)    (164)   1,651
                                                    ------  -------  -------
                                                    $2,707  $23,971  $20,869
                                                    ======  =======  =======

  The Company paid cash totaling $10,168,000, $9,631,000, and $4,651,000 for income taxes during the twelve months ended December 31, 1998, 1997 and 1996, respectively.

  Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis. Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, "Accounting for Income Taxes", were comprised of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
                                                               (In thousands)
   Gross deferred tax assets:
     Net operating losses..................................... $24,431  $36,715
     Inventory reserves.......................................   7,399    3,430
     Receivable allowance.....................................   1,378      299
     Intangible assets previously deducted....................   4,038    4,557
     Deferred revenues........................................   3,701    2,723
     Deferred compensation....................................   4,183    4,134
     Foreign timing differences, net..........................     706    1,144
     Taxes paid on intercompany profits.......................   1,146      996
     Other....................................................   3,541      966
                                                               -------  -------
       Total gross deferred tax asset.........................  50,523   54,964
                                                               -------  -------
   Gross deferred tax liabilities:
     Depreciation.............................................     --      (330)
     Tax deductible deferred computer conversion costs........  (8,037)  (2,947)
                                                               -------  -------
       Total gross deferred tax liability.....................  (8,037)  (3,277)
   Deferred tax asset valuation reserve....................... (22,137) (34,421)
                                                               -------  -------
       Net deferred tax asset................................. $20,349  $17,266
                                                               =======  =======

  The Company has net operating loss carryforwards which expire as follows:
1999 through 2002, $20,008,000; 2003 through 2007, $19,647,000; 2008 through
2012, $19,585,000; and indefinite, $7,238,000.

                                 BANCTEC, INC.

  The net change in the deferred tax asset valuation reserve for the twelve months ended December 31, 1998 and 1997, was a decrease of $12,284,000 and $12,457,000, respectively. The current year's decrease is primarily attributable to the reversal of acquisition timing differences, inventory reserves and utilization of net operating loss carryforwards.

  Undistributed earnings of foreign subsidiaries were approximately $25,497,000, $21,165,000 and $17,922,000, at December 31, 1998, 1997, and
1996, respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.

NOTE H--STOCKHOLDERS' EQUITY

Employee Stock Award Plans

  At December 31, 1998, a total of 4,297,454 shares of common stock were reserved for issuance under the Company's stock award plans. At December 31, 1998, 1,266,790 were available for future grant. In general, the plans provide for the granting of options or restricted shares to key employees. A summary of the key provisions of each type of award is as follows:

 Stock Options

  In general, the plans provide for the granting of options at not less than fair market value of the stock at the grant date. Options issued vest over a five year period, with one-fifth of the shares becoming exercisable on each anniversary. At December 31, 1998, 1997 and 1996, options to purchase 3,030,664, 2,519,745, and 2,860,586 shares, respectively, were outstanding, of which options to purchase 748,825, 844,560, and 1,405,388, respectively, were vested and could be exercised at a weighted average exercise price of $20.36, $17.97, and $15.74, respectively. The outstanding stock options at December 31, 1998 have a weighted average remaining contractual life of 4.6 years.

  A summary of activity in the Company's stock option plans is as follows:

                                                                       Weighted
                                                                       Average
                                                         Option Price  Exercise
                                              Shares      Per Share     Price
                                            ----------  -------------- --------
Options outstanding--December 31, 1995.....  3,515,193  $ 4.83--$28.39  $15.75
Granted....................................    712,500   17.25-- 22.50   21.35
Exercised..................................   (913,451)   4.83-- 22.68    9.86
Forfeited..................................   (453,656)   5.42-- 28.39   20.50
                                            ----------
Options outstanding--December 31, 1996.....  2,860,586    4.83-- 28.39   17.99
Granted....................................    865,550   21.25-- 27.00   23.61
Exercised.................................. (1,035,468)   4.83-- 23.31   14.65
Forfeited..................................   (170,923)   5.42-- 22.50   20.72
                                            ----------
Options outstanding--December 31, 1997.....  2,519,745    5.33-- 27.00   21.09
Granted....................................  1,812,319   12.56-- 25.81   14.40
Exercised..................................   (176,788)   5.33-- 23.31   15.59
Forfeited.................................. (1,124,612)  12.08-- 27.00   22.42
                                            ----------
Options outstanding--December 31, 1998.....  3,030,664  $ 7.09--$25.81  $16.94
                                            ==========

  On December 10, 1998 the Company's Board of Directors approved the cancellation and reissuance of stock options held by 367 employees. This transaction did not apply to the options held by officers and directors. The

                                 BANCTEC, INC.

pricing was determined by using the Back-Scholes valuation model so that the value of the new grants equaled the value of the original grants which were cancelled. The new options have terms and conditions identical to the Company's normal practice, including an exercise price equal to fair market price on the grant date and vesting of 20 percent per year beginning at the end of the first year. A total of 899,802 shares with an average exercise price of $22.27 were canceled and a total of 391,219 shares with an exercise price of $12.56 were granted.

  Of the options exercised during 1998, 59,245 options had exercise prices between $5.33 and $11.66, with a weighted average exercise price of $9.44. The remaining 117,543 options exercised had exercise prices between $15.38 and $23.31, with a weighted average exercise price of $18.69.

  Of the options forfeited during 1998, 152,496 options had exercise prices between $12.08 and $18.88, with a weighted average exercise price of $16.62. The remaining 972,116 options forfeited had exercise prices between $19.75 and $27.00, with a weighted average exercise price of $23.33.

  Of the options outstanding at December 31, 1998, 1,607,344 options had exercise prices between $7.09 and $16.38, with a weighted average exercise price of $12.84 and a weighted average remaining contractual life of 5.8 years. The remaining 1,423,320 options had exercise prices between $16.63 and $25.81, with a weighted average exercise price of $22.14 and a weighted average contractual life of 3.2 years.

  The Company accounts for the stock option plans under APB Opinion No. 25, under which no compensation has been recognized. Had compensation costs for these plans been determined consistent with SFAS Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    Twelve Months Ended
                                                       December 31,
                                           -------------------------------------
                                              1998         1997         1996
                                           ------------------------ ------------
                                           (In thousands, except per share data)
   Net Income:
     As reported.......................... $     4,813 $     42,152 $     37,101
     Pro Forma............................ $     2,093 $     40,173 $     36,430
   Basic EPS:
     As reported.......................... $      0.24 $       1.97 $       1.82
     Pro Forma............................ $      0.10 $       1.88 $       1.79
   Diluted EPS:
     As reported.......................... $      0.24 $       1.90 $       1.76
     Pro Forma............................ $      0.10 $       1.81 $       1.73

  The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

                                                     Twelve Months Ended
                                                        December 31,
                                                -------------------------------
   Weighted Average                               1998       1997       1996
   ----------------                             ---------  ---------  ---------
   Risk free interest rate.....................       4.8%       5.8%       6.2%
   Expected life............................... 3.5 years  3.5 years  3.5 years
   Expected volatility.........................        64%        35%        40%
   Fair value of options granted...............     $6.91      $6.88      $6.92

                                 BANCTEC, INC.

 Restricted Stock Awards

  The Board of Directors periodically awards restricted stock to key employees as compensation. Vesting is pro rata and is subject to future service. Unearned compensation is charged for the market value of the shares on the date of grant and is amortized to expense over the vesting period. Such amount is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During the twelve months ended December 31, 1998, 48,822 restricted shares were awarded and unearned compensation of $1,047,240 was recorded. During the twelve months ended December 31, 1997, 8,695 restricted shares were awarded and unearned compensation of $184,769 was recorded. During the twelve months ended December 31, 1996, 40,648 restricted shares were awarded and unearned compensation of $741,266 was recorded. The weighted average price of the shares awarded during the twelve months ended December 31, 1998, 1997 and 1996, was $24.47, $21.25, and $18.24,
respectively. Vesting on such shares ranges from 3 years to 21 years. During the twelve months ended December 31, 1998, 1997 and 1996, $529,827, $228,413, and $316,955, respectively, was amortized to expense. Also during the twelve month period ended December 31, 1998, 1997 and 1996, the Company cancelled 6,360, 6,193, and 5,730 shares, respectively, reserved for key employees who are no longer with the Company. This resulted in a reduction to unearned compensation of $117,751, $102,006, and $105,000, respectively.

 Employee Stock Purchase Plan

  The Company has an employee stock purchase plan under which 357,431 shares of common stock were reserved at December 31, 1998. The shares are offered for sale to employees only, through payroll deductions, at prices equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the offering period or the last day of the exercise period. During the twelve months ended December 31, 1998, 1997 and 1996, the Company issued 73,777, 48,455, and 50,448 shares, respectively, under the plan.

 Stockholder Rights

  On May 21, 1988, the Company adopted a Stockholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one right for each one and one-half shares of common stock held as of the close of business on May 26, 1988. Each share issued thereafter also received such rights. The Stockholder Rights Plan was designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights will expire on May 20, 2008.

  Each right will entitle stockholders to buy one and one-half shares of common stock of the Company at an exercise price of $85.00. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 30% or more of the common shares.

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

                                 BANCTEC, INC.

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

NOTE I--EMPLOYEE BENEFIT PLANS

  The Company's Employees' Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. During the twelve months ended December 31, 1998, the Company elected to contribute 50% of the qualifying participants' total pre-tax contributions. During the twelve months ended December 31, 1997 and 1996, the Company elected to contribute 69,492 shares and 69,491 shares, respectively, which were allocated based on compensation. Amounts expensed under the plan for the twelve months ended December 31, 1998, 1997 and 1996 were $2,768,000, $1,863,000, and $1,177,000, respectively.

  The Company provides no material postretirement benefits to its employees.

NOTE J--COMMITMENTS AND CONTINGENCIES

Leases

  The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the twelve months ended December 31, 1998, 1997 and 1996, was $11,056,000, $8,454,000, and $9,155,000, respectively.

  Future minimum payments under non-cancelable operating leases are approximately as follows:

   Calendar Year                                                  (In thousands)
   -------------                                                  --------------
   1999..........................................................    $10,219
   2000..........................................................      7,075
   2001..........................................................      5,640
   2002..........................................................      3,818
   2003..........................................................      2,534
   Thereafter....................................................      3,317
                                                                     -------
                                                                     $32,603
                                                                     =======

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

  Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. As discussed in Note E, the Company had one interest rate cap agreement in effect at December 31, 1996, which expired in May 1997.

NOTE K--BUSINESS SEGMENT DATA

  As of December 31, 1998 the Company adopted SFAS No. 131, which requires disclosure of business segment data in accordance with the "management approach". The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance. The Company's business operations are organized into three business units as follows:

                          Manfacturing & US Maintenance Worldwide   Corporate/
                             Supplies      & Service     Systems   Eliminations  Total
                          -------------- -------------- ---------  ------------ --------
For the twelve months
 ended December 31, 1998
 Revenues from external
  customers.............     $49,880        $238,335    $309,705     $    --    $597,920
 Intersegment revenues..      55,179           1,311       7,480      (63,970)       --
 Segment operating
  income (loss).........      (7,754)         42,653      (4,718)     (17,350)    12,831
 Segment identifiable
  assets................      65,058         142,921     236,453       85,773    530,205
 Capital expenditures...       1,656          25,003      10,758       17,172     54,589
For the twelve months
 ended December 31, 1997
 Revenues from external
  customers.............     $57,214        $219,902    $326,418     $    --    $603,534
 Intersegment revenues..      53,986              10      14,746      (68,742)       --
 Segment operating
  income (loss).........       6,552          53,152      22,288       (7,658)    74,334
 Segment identifiable
  assets................      90,746         139,871     217,625       56,611    504,853
 Capital expenditures...       2,067          27,647      10,499       21,474     61,687
For the twelve months
 ended December 31, 1996
 Revenues from external
  customers.............     $54,098        $190,915    $308,989     $    --    $554,002
 Intersegment revenues..      54,703             185      14,941      (69,829)       --
 Segment operating
  income (loss).........       7,768          26,585      45,544      (15,812)    64,085
 Segment identifiable
  assets................      71,287         126,154     206,223       63,631    467,295
 Capital expenditures...         313          19,220      10,079       17,492     47,104

  The Company's manufacturing and supplies segment provides document-processing systems, check sorting systems and electronic components, which are marketed to its end-users, other manufacturers and various resellers and systems integrators worldwide. In addition, the manufacturing and supplies segment provides full-page document scanners that are sold worldwide through distributors.

  The Company's U.S. maintenance and service segment installs and maintains its own equipment products such as document reader/sorters and scanners. In addition, the maintenance and service segment provides

                                 BANCTEC, INC.

personal computer warranty repair services for companies and administers third party extended warranties on personal computers sold by some of the nation's largest retailers. The Company provides a variety of personal computer services to Fortune 1000 companies and government agencies.

  The Company's worldwide systems segment provides integration services related to a full range of software and equipment for high volume, complex financial transaction processing environments. Customers include some of the largest check and payment processors worldwide, including banks, credit card companies, utilities, insurance companies and government agencies.

  In October 1998, the Company announced plans to reorganize its operations into two primary businesses--Worldwide Financial Systems and Computer and Network Services. Worldwide Financial Systems will include the following operations: financial transaction processing, manufacturing and supplies, and installation and maintenance of BancTec equipment products and Plexus. Computer and network services will include personal computer warranty repair services and administration of third party extended warranties. The Company provides a variety of personal computer services to Fortune 1000 companies and government agencies. The purpose of the reorganization was to give greater visibility to the Company's growing computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. The Company will begin reporting segment data under the new organization in 1999.

  Whenever possible, the Company uses market prices to determine intersegment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.

NOTE L--GEOGRAPHIC OPERATIONS

  The Company operates in the following geographic areas: the United States, Europe, and other international areas consisting primarily of Australia, Japan and Canada. Interarea sales to affiliates are accounted for at established transfer prices.

  Sales to unaffiliated customers and affiliates for the twelve months ended December 31, 1998, 1997 and 1996, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:

                                                     Other
                                   United            Inter-  Elimina-  Consoli-
                                   States   Europe  national  tions     dated
                                  -------- -------- -------- --------  --------
                                                 (In thousands)
Twelve months ended December 31,
 1998
 Sales to unaffiliated
  customers...................... $422,675 $108,375 $66,870  $    --   $597,920
 Interarea sales to affiliates...   61,568    2,402     --    (63,970)      --
 Long-lived assets other than
  deferred taxes.................  224,907   11,231  12,595   (29,487)  219,246
Twelve months ended December 31,
 1997
 Sales to unaffiliated
  customers...................... $427,943 $111,891 $63,700  $    --   $603,534
 Interarea sales to affiliates...   65,757    2,985     --    (68,742)      --
 Long-lived assets other than
  deferred taxes.................  219,372   11,438  10,127   (29,551)  211,386
Twelve months ended December 31,
 1996
 Sales to unaffiliated
  customers...................... $393,635 $ 92,624 $67,743  $    --   $554,002
 Interarea sales to affiliates...   66,674    3,117      38   (69,829)      --
 Long-lived assets other than
  deferred taxes.................  199,605   12,908   9,013   (29,508)  192,018

                                 BANCTEC, INC.

NOTE M--SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                          Year Ended December 31, 1998
                                  ---------------------------------------------
                                     Q1       Q2       Q3     Q4(A)     Total
                                  -------- -------- -------- --------  --------
                                     (In thousands, except per share data)
   Revenue......................  $142,379 $145,956 $157,484 $152,101  $597,920
   Gross profit.................    41,960   40,028   41,713    8,900   132,601
   Net income...................    10,055    7,577    7,250  (20,069)    4,813
   Basic income per share.......  $   0.47 $   0.36 $   0.36 $  (1.04) $   0.24
   Diluted income per share.....  $   0.46 $   0.36 $   0.36 $  (1.04) $   0.24

                                          Year Ended December 31, 1997
                                  ---------------------------------------------
                                     Q1       Q2       Q3       Q4      Total
                                  -------- -------- -------- --------  --------
                                     (In thousands, except per share data)
   Revenue......................  $142,353 $151,299 $150,530 $159,352  $603,534
   Gross profit.................    43,187   45,295   46,314   48,080   182,876
   Net income before
    extraordinary item..........    10,027   10,603   10,787   11,197    42,614
   Net income...................    10,027   10,603   10,787   10,735    42,152
   Basic income per share before
    extraordinary item..........  $   0.48 $   0.49 $   0.50 $   0.52  $   2.00
   Basic income per share.......  $   0.48 $   0.50 $   0.50 $   0.50  $   1.97
   Diluted income per share
    before extraordinary item...  $   0.46 $   0.48 $   0.48 $   0.50  $   1.92
   Diluted income per share.....  $   0.46 $   0.48 $   0.48 $   0.48  $   1.90

                                          Year Ended December 31, 1996
                                  ---------------------------------------------
                                     Q1       Q2       Q3       Q4      Total
                                  -------- -------- -------- --------  --------
                                     (In thousands, except per share data)
   Revenue......................  $140,053 $133,994 $136,422 $143,533  $554,002
   Gross profit.................    40,344   40,069   40,425   41,894   162,732
   Net income...................     8,682    9,266    9,296    9,857    37,101
   Basic income per share.......  $   0.43 $   0.45 $   0.46 $   0.47  $   1.82
   Diluted income per share.....  $   0.42 $   0.44 $   0.44 $   0.46  $   1.76

--------
(A) During the fourth quarter of 1998, the Company recorded approximately $22.1 million of charges related to the reorganization of the Company's operations and approximately $15.4 million of various other charges, including: the termination of a systems contract related to a discontinued product, the termination of a third party maintenance contract, additional provisions for doubtful accounts, inventory obsolescence costs and various other items.

                                 BANCTEC, INC.

NOTE N--EARNINGS PER SHARE

  In accordance with SFAS 128, "Earnings Per Share", diluted earnings per share are calculated as follows:

                                             Twelve Months Ended December 31,
                                            -----------------------------------
                                               1998        1997        1996
                                            ----------- ----------- -----------
   Net Income.............................. $ 4,813,000 $42,152,000 $37,101,000
   Add after tax interest expense
    applicable to 7 1/4% convertible
    subordinated debentures................         --    1,879,000   2,100,000
                                            ----------- ----------- -----------
   Net Income, as adjusted................. $ 4,813,000 $44,031,000 $39,201,000
                                            =========== =========== ===========
   Weighted average number of shares
    outstanding during the period..........  20,393,751  21,359,309  20,340,561
   Effect of diluted securities
    attributable to stock options and
    unearned compensation from restricted
    stock awards...........................      41,696     418,843     388,257
   Weighted average shares issuable
    assuming conversion of 7 1/4%
    convertible subordinated debentures....         --    1,424,897   1,588,241
                                            ----------- ----------- -----------
   Weighted average number of shares
    outstanding as adjusted................  20,435,447  23,203,049  22,317,059
                                            ----------- ----------- -----------
   Diluted income per common and common
    equivalent share....................... $      0.24 $      1.90 $      1.76
                                            =========== =========== ===========

  For the twelve months ended December 31, 1998, 1997 and 1996, options to purchase 2,067,332, 40,503 and 1,406,516 shares of common stock, respectively, were not included in the computation of diluted income per share because to do so would have been anti-dilutive for the periods presented.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

ITEM 11. Executive Compensation

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1) and (2) Financial Statements: See Index to Financial Statements and Schedules on page 41.

  (b) Reports on Form 8-K:

  (c) Exhibits

    3.1  --Certificate of Incorporation.(1)
    3.2  --By-Laws.(1)
    4.1  --Rights Agreement dated May 26, 1998.(4)
    4.2  --Indenture dated May 22, 1998 by and between the Company and The
          First National Bank of Chicago.(5)
    4.3 --Exchange and Registration Rights Agreement dated May 22, 1998 by and among the Company, Chase Securities, Inc., Goldman, Sachs & Co. and
          NationsBanc Montgomery Securities LLC.(5)
   10.1  --First Amendment to Loan Documents dated May 22, 1998, among the
          Company, its Subsidiaries, the Banks and Chase Bank of Texas, as
          Agent.(5)
   10.2  --Credit Agreement dated February 22, 1996, among the Company, its
          Subsidiaries and Chase Bank of Texas, formerly known as Texas
          Commerce Bank National Association, as Agent.(1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

   10.3  --BancTec, Inc. 1989 Stock Plan.(1)
   10.4  --BancTec, Inc. 1994 Stock Plan.(2)
   10.5  --BancTec, Inc. Deferred Compensation Plan.(3)
   10.6  --BancTec, Inc. 1996 Employee Stock Purchase Plan.(3)
   10.7  --Employment Agreement with Grahame N. Clark, Jr. dated October 23,
          1998.*
   10.8  --Employment Agreement with Tod V. Mongan dated October 23, 1998.*
   10.9  --Employment Agreement with Raghavan Rajaji dated October 23, 1998.*
   10.10 --Employment Agreement with Donald D. Herbener dated October 23, 1998.*
   10.11 --Employment Agreement with John A. Torkelson dated October 23, 1998.*
   10.12 --Employment Agreement with James R. Wimberley dated October 23, 1998.*
   10.13 --Employment Agreement with Kevin L. Roper dated October 23, 1998.*
   10.14 --Employment Agreement with Scott J. Wilson dated October 23, 1998.*
   10.15 --Employment Agreement with James E. Uren dated October 23, 1998.*
   10.16 --Form of Indemnification Agreement between the Company and each of its Directors and Officers.(1)
   21.1  --Subsidiaries.*
   23.1  --Consent of Arthur Andersen LLP.*
   27.0  --Selected Financial Data.*

--------
*  Filed herewith.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 27, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to the Company's Registration Statement on Form 8-A dated June 2, 1998.

(5) Incorporated by reference to the Company's Registration Statement on Form S-4 dated August 28, 1998.

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

Dated: March 31, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

    /s/ Grahame N. Clark, Jr.        Chairman of the Board,        March 31, 1999
____________________________________  President and Chief
       Grahame N. Clarke, Jr.         Executive Officer and
                                      Director (Principal
                                      Executive Officer)

       /s/ Raghavan Rajaji           Senior Vice President,        March 31, 1999
____________________________________  Treasurer and Chief
          Raghaven Rajaji             Financial Officer
                                      (Principal Financial
                                      Officer)

       /s/ Scott J. Wilson           Controller (Principal         March 31, 1999
____________________________________  Accounting Officer)
          Scott J. Wilson

      /s/ Michael E. Faherty         Director                      March 31, 1999
____________________________________
         Michael E. Faherty

        /s/ Paul J. Ferri            Director
____________________________________
           Paul J. Ferri

        /s/ Rawles Fulgham           Director                      March 31, 1999
____________________________________
           Rawles Fulgham

          /s/ A.A. Meitz             Director                      March 31, 1999
____________________________________
             A.A. Meitz

       /s/ Michael A. Stone          Director                      March 31, 1999
____________________________________
          Michael A. Stone

                                 BANCTEC, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         Page
                                                                        Number
                                                                        ------
Financial Statements and Report of Independent Public Accountants

Reports of Independent Public Accountants.............................. 17, 42

Consolidated Balance Sheets at December 31, 1998, and December 31,
 1997..................................................................  18-19

Consolidated Statements of Operations for the twelve months ended
 December 31, 1998, 1997 and 1996......................................     20

Consolidated Statements of Cash Flows for the twelve months ended
 December 31, 1998, 1997 and 1996......................................     21

Consolidated Statements of Stockholders' Equity for the twelve months
 ended December 31, 1998, 1997 1996....................................     22

Notes to Consolidated Financial Statements.............................  23-37

Supplemental Schedules

Schedule II--Valuation and Qualifying Accounts for the twelve months
 ended December 31, 1998, 1997 and 1996................................     43

  All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BancTec, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of BancTec, Inc. (the "Company") included in this Form 10-K, and have issued our report thereon dated February 3, 1999. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen llp

Dallas, Texas
February 3, 1999

                                                                     Schedule II

                                 BANCTEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

          For the Twelve Months Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

     Column A              Column B   Column C       Column D        Column E
     --------             ---------- ---------- ------------------- ----------
                                     Additions
                          Balance at charged to                     Balance at
                          beginning  costs and                        end of
                          of period   expenses  Deductions(A)(B)(C)   period
                          ---------- ---------- ------------------- ----------
Allowance for Doubtful
 Accounts
Twelve months ended
 December 31, 1998.......  $ 8,100     4,240           (1,582)       $10,758
Twelve months ended
 December 31, 1997.......  $ 9,627     3,091           (4,618)       $ 8,100
Twelve months ended
 December 31, 1996.......  $11,571     1,252           (3,196)       $ 9,627

Reorganization Accrual
Twelve months ended
 December 31, 1998.......  $   --      4,401             (522)       $ 3,879

Accrued Merger Charges
 and Costs
Twelve months ended
 December 31, 1998.......  $ 2,902       --            (2,570)       $   332
Twelve months ended
 December 31, 1997.......  $ 6,431     1,542           (5,071)       $ 2,902
Twelve months ended
 December 31, 1996.......  $25,426     2,850          (21,845)       $ 6,431

--------
(A)Write-off of uncollectible accounts.

(B)Severance and related payments.

(C)Payment of merger charges.