Form 10-K405/A
period 1998-12-31
BANCTEC INC
filed 1999-04-29
CIK 318378

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998, or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                to

                         Commission file number 0-9859

                                 BANCTEC, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                75-1559633
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification Number)
           4851 LBJ Freeway                             75244
             Dallas, Texas                            (Zip Code)
(Address of principal executive offices)

                                (972) 341-4000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
           Title of Each Class                      Which Registered
------------------------------------------  --------------------------------
      Common Stock, $.01 par value              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 1999, was $195,183,101. The amount was based on the closing price of the Common Stock on the New York Stock Exchange on March 31, 1999. For purposes of this computation, only executive officers, board members and beneficial owners of more than 5% of the Company's outstanding stock are deemed to be affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                Number of Shares Outstanding at
     Title of Each Class                March 31, 1999
------------------------------  -------------------------------
Common Stock, $.01 par value               19,416,652

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

     The undersigned registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to read in its entirety as follows:

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The directors of the Company are as follows:

Name                         Age         Position                       Expiration of Term
---------------------------  ---  -----------------------               ------------------

Grahame N. Clark, Jr.        56  Chairman, President and                1999
                                 Chief Executive Officer and Director
Michael E. Faherty           64  Director                               2000
Paul J. Ferri                60  Director                               2000
Rawles Fulgham               71  Director                               2001
A.A. Meitz                   61  Director                               1999
Michael A. Stone             62  Director                               1999

     The term of office for each director shall be until the year set forth opposite each director's name above or until a successor is elected and qualified.

     Mr. Clark has been a director of the Company since September 1985. Mr. Clark has been Chairman and Chief Executive Officer of the Company since April 1987 and President since September 1995. Mr. Clark also serves as a director of The Dyson-Kissner-Moran Corporation (a private investment company).

     Mr. Faherty has been a director of the Company since September 1984. Since 1977, Mr. Faherty has been president of MICO, Inc., a family-owned consulting and contract executive business. As part of the contract executive business, Mr. Faherty from time to time serves as a corporate officer of companies. Currently, he is serving as non executive chairman of eccs inc. (a manufacturer of mass storage subsystems and an integrator of systems utilizing such subsystems). Mr. Faherty also serves as a director of eccs inc. and Frontier Corporation (a provider of telecommunication services). Mr. Faherty is also an active investor in private and public companies, a portion of which activities are conducted through Faherty Property Company Limited, a family-owned partnership.

     Mr. Ferri has been a director of the Company since September 1978. Mr. Ferri has been managing general partner in Matrix Partners I, II, III and IV, L.P. (venture capital investment partnerships) since January 1982, August 1985, March 1990, and January 1995, respectively. In addition, Mr. Ferri is a director of Applix, Inc. (real time decision support software), Techforce Corporation (integrated network support solutions), and VideoServer Inc. (video teleconferencing).

     Mr. Fulgham has been a director of the Company since June 1982. From September 1989 to December 1998, Mr. Fulgham served as senior advisor to Merrill Lynch & Co., Inc., having been executive director of Merrill Lynch Private Capital Inc. from 1982 to September 1989. In addition, Mr. Fulgham presently serves on the Advisory and Audit Committees of Dorchester Hugoton, Ltd. (engaged in development, production, and processing of natural gas). Since December 1998, Mr. Fulgham has served as Chairman of the Board, Chief Executive Officer, and director of Global Industrial Technologies, Inc. (a provider of products for industrial production and infrastructure development). Mr. Fulgham also serves as director of NCH Corporation (a manufacturer of products used in maintenance applications) and from 1975 to 1998 Mr. Fulgham served as director of Dresser Industries, Inc. (a supplier to energy-related companies) until its merger with Halliburton Company.

     Mr. Meitz was formerly with the firm of Booz-Allen & Hamilton, Inc. (an international management and technology consulting firm) for more than 25 years and was a Senior Vice President until he elected retirement in August 1994. Mr. Meitz also served as a member of the Booz-Allen Board of Directors and Chairman of its Audit Committee. The majority of his work has focused on issues of business strategy, marketing and organization design. In addition, Mr. Meitz served as a director of Recognition International Inc. until October 1995. Presently, Mr. Meitz serves as a director of Associated Materials Incorporated (a building products company), Northern Trust Bank of Texas (a subsidiary of Northern Trust Bank of Illinois), and Targeted Marketing Systems, Inc. (a management direct marketing agency).

     Mr. Stone has been a director of the Company since January 1979. Since March 1985, Mr. Stone has been a general partner of Davis Venture Group, L.P., the general partner of Davis Venture Partners, L.P. (a venture capital partnership).

     The information regarding executive officers of the Company is contained in
Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in such ownership. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended December 31, 1998, the applicable Section 16(a) filing requirements were complied with for all transactions.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth certain information regarding compensation earned during 1998, the fiscal year ended December 31, 1997 ("1997"), and the fiscal year ended December 31, 1996 ("1996"), by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers (based upon salary and bonus earned during 1998). All information relating to shares of Common Stock and options to purchase Common Stock contained herein has been adjusted to reflect the three-for-two stock split of Common Stock effected in February 1993.

                                                                                      Long Term
                                                Annual Compensation               Compensation Awards
                                          ------------------------------------------------------------------------------------
                                                                                          Restricted
                                          Fiscal               Bonus       Long Term        Stock              Options
Name and Principal Position(s)             Year    Salary ($)  ($)(1)      Bonus($)(2)    Award(s)($)          (#)(3)
----------------------------------------  ------  ----------- --------     -----------    ------------         -------
Grahame N. Clark, Jr.                       1998    281,390   202,300        107,100          54,820(4)        150,000
  Chairman, President and Chief             1997    281,390   310,675        164,475          51,000           100,000
  Officer                                   1996    280,919   289,000        153,000         210,902           100,000
Raghavan Rajaji                             1998    200,278    93,500         38,500          26,249(5)        121,000
  Senior Vice President, Treasurer and      1997    200,278   148,750         43,750          25,500            40,000
  Chief Financial Officer                   1996    201,653   144,500         42,500           6,817            57,500
John G. Guthrie                             1998    176,549    74,375         39,375          19,512(6)         33,000
  Senior Vice President                     1997    176,307   110,633         58,570          20,995            10,000
                                            1996    176,653   119,000         63,000          13,583            50,000
James E. Uren                               1998    175,000    89,250         47,250          20,880(7)         33,000
  Senior Vice President                     1997    136,307   118,405         62,685          23,630            10,000
                                            1996    136,226   133,875         70,875          57,908            62,500
Kevin L. Roper                              1998    158,169    89,250         26,250         396,999(8)         89,000
  Vice President                            1997    131,307    87,351         25,691           6,012            40,000
                                            1996    117,178    88,400         26,000           2,835            82,000

____________
(1) Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the next fiscal year.

(2) Bonus vests ratably over a period of three years and is not available to the individual until the later of retirement from the Company or attainment of the age of 62.

(3)  Options to acquire shares of Common Stock.

(4) On December 31, 1998, Mr. Clark held 28,642 shares of restricted Common Stock granted under the BancTec, Inc. 1989 Stock Plan (the "1989 Plan") with a value of $359,749 based upon the last sales price of Common Stock reported on the NYSE on December 31, 1998, the last trading day of 1998. Of these 28,642 shares of restricted stock, the following grants vest, in whole or in part, in under three years from the date of grant:

 Grant             Vest   Grant            Vest    Grant            Vest     Grant            Vest
  Date    Shares   Date    Date   Shares   Date    Date    Shares   Date     Date    Shares   Date
--------  ------  ------  ------  ------  ------  -------  ------  -------  -------  ------  -------
1/1/96     1,403  1/1/97  1/3/96     571  1/3/97  2/20/97     800  2/20/98  1/27/98     708  1/27/99
           1,403  1/1/98             571  1/3/98              800  2/20/99              708  1/27/00
           1,403  1/1/99             571  1/3/99              800  2/20/00              708  1/27/01
                                   -----                    -----                     -----
           1,403  1/1/00           1,713                    2,400                     2,124
           1,404  1/1/01
           -----
           7,016

     Dividends, if any, paid in respect of Common Stock will be paid in respect of Common Stock held as restricted stock.

(5) On December 31, 1998, Mr. Rajaji held 1,951 shares of restricted Common Stock granted under the 1989 Plan with a value of $24,504 based upon the last sales price of Common Stock reported on the NYSE on December 31, 1998, the last trading day of 1998. Of these 1,951 shares of restricted stock, the following grants vest, in whole or in part, in under three years from the date of grant:

 Grant                        Grant                       Grant
  Date    Shares  Vest Date   Date    Shares  Vest Date   Date    Shares  Vest Date
--------  ------  ---------  -------  ------  ---------  -------  ------  ---------
1/3/96       133     1/3/97  2/20/97     400    2/20/98  1/27/98     339    1/27/99
             134     1/3/98              400    2/20/99              339    1/27/00
             134     1/3/99              400    2/20/00              339    1/27/01
             ---                       -----                       -----
             401                       1,200                       1,017

     Dividends, if any, paid in respect of Common Stock will be paid in respect of Common Stock held as restricted stock.

(6) On December 31, 1998, Mr. Guthrie held 1,681 shares of restricted Common Stock granted under the 1989 Plan with a value of $21,113 based upon the last sales price of Common Stock reported on the NYSE on December 31, 1998, the last trading day of 1998. Of these 1,681 shares of restricted stock, the following grants vest, in whole or in part, in under three years from the date of grant:

 Grant                        Grant                       Grant
  Date    Shares  Vest Date   Date    Shares  Vest Date   Date    Shares  Vest Date
--------  ------  ---------  -------  ------  ---------  -------  ------  ---------
1/3/96       266     1/3/97  2/20/97     330    2/20/98  1/27/98     252    1/27/99
             266     1/3/98              329    2/20/99              252    1/27/00
             267     1/3/99              329    2/20/00              252    1/27/01
             ---                         ---                         ---
             799                         988                         756

     Dividends, if any, paid in respect of Common Stock will be paid in respect of Common Stock held as restricted stock.

(7) On December 31, 1998, Mr. Uren held 1,763 shares of restricted Common Stock granted under the 1989 Plan with a value of $22,143 based upon the last sales price of Common Stock reported on the NYSE on December 31, 1998, the last trading day of 1998. Of these 1,763 shares of restricted stock, the following grants vest, in whole or in part, in under three years from the date of grant:

 Grant             Vest   Grant            Vest    Grant            Vest     Grant            Vest
  Date    Shares   Date    Date   Shares   Date    Date    Shares   Date     Date    Shares   Date
--------  ------  ------  ------  ------  ------  -------  ------  -------  -------  ------  -------
1/1/96     1,271  1/1/97  1/3/96     213  1/3/97  2/20/97     371  2/20/98  1/27/98     270  1/27/99
           1,272  1/1/98             213  1/3/98              371  2/20/99              270  1/27/00
           -----
           2,543                     213  1/3/99              370  2/20/00              269  1/27/01
                                     ---                    -----                       ---
                                     639                    1,112                       809

     Dividends, if any, paid in respect of Common Stock will be paid in respect of Common Stock held as restricted stock.

(8) On December 31, 1998, Mr. Roper held 17,339 shares of restricted Common Stock granted under the 1989 Plan with a value of $217,777 based upon the last sales price of Common Stock reported on the NYSE on December 31, 1998, the last trading day of 1998. Of these 17,339 shares of restricted stock, the following grants vest, in whole or in part, in under three years from the date of grant:

 Grant             Vest    Grant            Vest    Grant            Vest    Grant            Vest
  Date    Shares   Date    Date    Shares   Date     Date   Shares   Date    Date    Shares   Date
--------  ------  ------  -------  ------  -------  ------  ------  ------  -------  ------  -------
1/3/96       114  1/3/97  2/20/97     245  2/20/98  1/2/98     859  1/2/99  1/27/98     199  1/27/99
             114  1/3/98              245  2/20/99             859  1/2/00              199  1/27/00
             115  1/3/99              244  2/20/00             859  1/2/01              199  1/27/01
             ---                      ---                                               ---
             343                      734                      859  1/2/02              597
                                                               859  1/2/03
                                                             -----
                                                             4,295

     Dividends, if any, paid in respect of Common Stock will be paid in respect of Common Stock held as restricted stock.

Option Grants in 1998

     The following table sets forth information related to options granted to the named executive officers during 1998.

                                                                                              Potential Realizable Value
                                                                                                at Assumed Annual Rates
                                                            Individual Grants                        of Stock Price
                                        -----------------------------------------------------       Appreciation for
                             Options    Percent of Total to    Exercise or                          Option Term (1)
                             Granted         Employees          Base Price       Expiration
Name                         (#)(2)      In Fiscal Year[%]       ($/Sh)(3)          Date            5%($)      10%($)
---------------------------  -------    --------------------   --------------  --------------      -------   ---------
Grahame N. Clark, Jr.        150,000              7.8307             12.75      December 17,       650,433   1,475,610
                                                                                2004
Raghavan Rajaji              121,000              6.3168             12.75      December 17,       524,682   1,190,326
                                                                                2004
John G. Guthrie               33,000              1.7228             12.75      December 17,       143,095     324,634
                                                                                2004
James E. Uren                 33,000              1.7228             12.75      December 17,       143,095     324,634
                                                                                2004
Kevin L. Roper                89,000              4.6462             12.75      December 17,       385,923     875,529
                                                                                2004

____________
(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Common Stock over the term of the options. These amounts do not take into account provisions of certain options providing for termination of the options following termination of employment, nontransferability, or vesting periods of up to five years. These amounts represent certain assumed rates of appreciation only. Actual gains on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar amount.

(2) Options to acquire shares of Common Stock, which were granted on December 17, 1998, under the 1989 Plan will vest ratably over five years beginning one year after the date of grant.

(3) The option exercise price may be paid in shares of Common Stock owned by the executive officer, in cash, or a combination of either of the foregoing, as approved by the Option Committee in its discretion.

Aggregated Option Exercises in 1998 and Fiscal Year-End Option Values

     The following table sets forth information related to the number of options exercised in 1998 and the value realized by the named executive officers. Further, the table provides information related to the number and value of options held by the named executive officer at the end of 1998.

                                                                                                Value of Unexercised
                             Shares                       Number of Unexercised Option          In-the-Money Options
                            Acquired         Value            at Fiscal Year-End               at Fiscal Year-End(1)
         Name            on Exercise(#)  Realized($)(2)  Exercisable(#)  Unexercisable  Exercisable($)     Unexercisable($)
-----------------------  --------------  --------------  --------------  -------------  --------------  ----------------------
Grahame N. Clark, Jr.                0            0            220,600         330,400              0                       0
Raghavan Rajaji                      0            0             73,000         215,500              0                       0
John G. Guthrie                      0            0             43,900          74,600              0                       0
James E. Uren                        0            0             87,100         101,900              0                       0
Kevin L. Roper                   3,000       26,380             61,800         182,200              0                       0

____________
(1) The last sales price of Common Stock as reported on the NYSE on December 31, 1998, the last trading day of 1998, was $12.56. Value is calculated on the basis of the remainder of $12.56 minus the exercise price multiplied by the number of shares of Common Stock underlying the option.

(2) Value is calculated based on the remainder of the closing market price of Common Stock on the date of the exercise minus the exercise price multiplied by the number of shares to which the exercise relates.

Compensation of Directors

     Each director who is not an employee of the Company is entitled to receive compensation in the amount of $20,000 per year plus a fee of $1,000 for each day on which he attends a meeting of the Board or a meeting of a committee of the Board, if the committee meeting is not held on the same day as a Board meeting.

Employment Agreements

     The Company has entered into employment agreements (the "Agreements") with Grahame N. Clark, Jr., Donald H. Herbener, Tod V. Mongan, Raghavan Rajaji, Kevin
L. Roper, John A. Torkelson, Scott J. Wilson and James R. Wimberley. Each of the Agreements provides for the payment of base salary amounts and the participation in any employee benefit or bonus plan or arrangement made available by the Company on a basis consistent with the terms, conditions, and overall administration of such plan or arrangement. The Agreements expire on October 23, 2003.

     Upon the death of an executive during the term of that executive's Agreement, the Company is obligated to pay the executive's base salary for a period of months (not to exceed twelve months) determined by multiplying two times the number of complete twelve-month periods of employment of the executive with the Company. If the Company terminates the executive's employment for any reason other than for cause (and at a time when the executive is not eligible to receive benefits under the Company's long term disability plan) or the executive terminates his employment upon 30 days' notice for specified types of changes in duties or compensation or due to the Company's breach of material obligations without cure, then the Company will pay the executive severance payments over a period of twelve months equal to the sum of the executive's annualized base salary and the amount of the executive's targeted bonus for the fiscal year in which the termination occurs.

     Each Agreement further provides that if the executive's employment is terminated (whether such termination is by the executive or by the Company) within three years after a Triggering Event (which, generally speaking, is defined in the Agreement as a change in control of the Company) for any reason other than (i) termination by the Company for cause (as defined in the Agreement), (ii) the executive having reached the age of 65, or (iii) the executive's death, the Company is obligated to make a lump sum cash payment equal to either 2.99, 2.00, or 1.00 times the average of the executive's annualized includable compensation (as defined in the Agreement) received from the Company during the period consisting of the five full taxable years ending immediately preceding the Triggering Event. The Company is obligated to transfer to an irrevocable trust upon the occurrence of a Triggering Event, or as soon thereafter as the

Company knows of the Triggering Event, the amount of cash that the Company would be obligated to pay under the Agreement if such executive's employment were terminated on that date.

     The Company has also entered into an employment agreement with James E. Uren under which Mr. Uren receives a bi-weekly salary of $6,730.76 and is eligible for full participation in any executive bonus plan offered by the Company. This employment agreement provides that, through December 31, 2000, Mr. Uren will not, through ownership (other than the ownership of less than 1% of securities of a publicly held corporation) or otherwise, compete with the Company by engaging in any act, including specified acts described in the employment agreement. The term of the employment agreement is through December 31, 2000.

Compensation Committee and Option Committee Interlocks and Insider Participation

     During 1998, the Compensation Committee was composed of Michael E. Faherty, Paul J. Ferri, Rawles Fulgham, A.A. Meitz, and Michael A. Stone, and the Option Committee was composed of Michael E. Faherty, Paul J. Ferri, Rawles Fulgham, A.A. Meitz, and Michael A. Stone. No member of the Compensation Committee or the Option Committee is an officer or employee of the Company. No member of the Compensation Committee or the Option Committee was formerly an officer of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 1999 regarding the ownership of Common Stock of: (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group. Included in the "Number of Shares of Common Stock" are shares attributable to options that are exercisable as of, or will be exercisable within 60 days after, March 31, 1999.

                                                    Number of     Percent of
                                                    Shares of     Outstanding
Name of Beneficial Owner(1)                        Common Stock  Common Stock
-------------------------------------------------  ------------  -------------
FMR Corp.(2)                                          1,750,100      9.0%
  82 Devonshire Street
  Boston, Massachusetts 02109

The Prudential Insurance Company of America (3)       1,399,803      7.2%
  751 Broad Street
  Newark, New Jersey 07102

Grahame N. Clark, Jr.(4)                                276,374      1.4%

James E. Uren(5)                                        126,184       *

Kevin L. Roper(6)                                        89,606       *

Raghavan Rajaji(7)                                       82,582       *

Michael E. Faherty(8)                                    78,292       *

Michael A. Stone(9)                                      62,837       *

Rawles Fulgham(10)                                       51,750       *

John G. Guthrie(11)                                      49,780       *

Paul J. Ferri(12)                                        44,087       *

A.A. Meitz(13)                                           11,950       *

All executive officers and directors
  as a group (13 persons)(14)                         1,019,595      5.1%

____________
*    Less than one percent.

(1) Except as otherwise indicated, each stockholder has sole investment and sole voting power with respect to the shares of Common Stock shown.

(2) As of March 31, 1999, Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, was the beneficial owner of 1,750,100 shares or 9.0% of the outstanding Common Stock of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

(3) As of December 31, 1998, The Prudential Insurance Company of America, an insurance company as defined in Section 3(a)(19) of the Securities Exchange Act of 1934 and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,399,803 shares or 7.2% of the outstanding Common Stock of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

(4) Includes 165,600 shares that Mr. Clark may acquire pursuant to stock options and 27,854 shares of unreleased restricted stock.

(5) Includes 87,300 shares that Mr. Uren may acquire pursuant to stock options and 2,098 shares of unreleased restricted stock.

(6) Includes 64,800 shares that Mr. Roper may acquire pursuant to stock options and 7,213 shares of unreleased restricted stock.

(7) Includes 73,500 shares that Mr. Rajaji may acquire pursuant to stock options and 6,892 shares of unreleased restricted stock.

(8) Includes 15,000 shares that Mr. Faherty may acquire pursuant to stock options.

(9) Includes 15,000 shares that Mr. Stone may acquire pursuant to stock options.

(10) Includes 15,000 shares that Mr. Fulgham may acquire pursuant to stock options.

(11) Includes 44,100 shares that Mr. Guthrie may acquire pursuant to stock options and 1,824 shares of unreleased restricted stock.

(12) Includes 15,000 shares that Mr. Ferri may acquire pursuant to stock options.

(13) Includes 9,000 shares that Mr. Meitz may acquire pursuant to stock options.

(14) Also includes 608,500 shares subject to stock options and 73,910 shares of unreleased restricted stock.

Item 13.  Certain Relationships and Related Transactions

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BancTec, Inc.


                              By:   /s/ Tod V. Mongan
                                 --------------------
                                  Tod V. Mongan
                                  Senior Vice President

Dated:  April 29, 1999