Form 10-Q
period 1999-03-31
BANCTEC INC
filed 1999-05-17
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 341-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X        No ___________
                                               ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
     CLASS                                         MAY 10, 1999
     -----                                         ------------

Common Stock, $.01 par value                        19,472,748

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                    ASSETS
                                                                              MARCH 31,                  DECEMBER 31,
                                                                                1999                         1998
                                                                               -----                         ----
                                                                            (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                               $        12,312             $       25,313
   Short-term investments                                                              379                        837
   Accounts receivable, less allowance for doubtful accounts of
     $9,442 at March 31, 1999 and $10,758 at December 31, 1998                     189,084                    178,851
   Inventories                                                                      71,772                     68,535
   Current deferred tax asset                                                       27,912                     27,912
   Other                                                                            10,646                      9,511
                                                                           ----------------            ---------------
               TOTAL CURRENT ASSETS                                                312,105                    310,959
PROPERTY, PLANT AND EQUIPMENT  - NET                                               129,973                    125,038
GOODWILL, less accumulated amortization of
    $31,384 at March 31, 1999 and  $30,205 at December 31, 1998                     79,658                     81,075
OTHER ASSETS                                                                        13,786                     13,133
                                                                           ----------------            ---------------
TOTAL ASSETS                                                               $       535,522             $      530,205
                                                                           ================            ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                             $             -             $        5,024
   Current maturities of long-term debt                                                842                        878
   Trade accounts payable                                                           25,209                     24,451
   Other accrued expenses and liabilities                                           71,577                     77,600
   Deferred revenue                                                                 44,515                     31,560
   Income taxes                                                                      6,674                      8,068
                                                                           ----------------            ---------------
               TOTAL CURRENT LIABILITIES                                           148,817                    147,581
LONG-TERM DEBT, less current maturities                                            150,142                    150,352
OTHER LIABILITIES                                                                   12,126                     12,191
STOCKHOLDERS' EQUITY:
   Preferred stock-authorized, 1,000 shares of $.01 par value:
       Series A - no shares issued and outstanding                                       -                          -
       Series B - no shares issued and outstanding                                       -                          -
   Common stock-authorized, 45,000,000 shares of $.01 par value:
        issued and outstanding 19,462,000 at March 31, 1999 and
        19,373,000 at December 31, 1998                                                194                        194
   Additional paid-in capital                                                      171,143                    170,318
   Retained earnings                                                                59,751                     54,932
   Foreign currency translation adjustments                                         (5,151)                    (3,736)
   Unearned compensation                                                            (1,500)                    (1,627)
                                                                           ----------------            ---------------
               TOTAL STOCKHOLDERS' EQUITY                                          224,437                    220,081
                                                                           ----------------            ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       535,522             $      530,205
                                                                           ================            ===============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------------
                                                                            1999                      1998
                                                                       -----------                -----------
REVENUE:
  Equipment and software                                          $       78,484             $       71,471
  Maintenance and other services                                          70,341                     70,911
                                                                  ---------------            ---------------
                                                                         148,825                    142,382
COST OF SALES:
  Equipment and software                                                  54,859                     47,934
  Maintenance and other services                                          55,370                     52,484
                                                                  ---------------            ---------------
                                                                         110,229                    100,418
                                                                  ---------------            ---------------
GROSS PROFIT                                                              38,596                     41,964
OPERATING EXPENSES:
 Product development                                                       4,246                      4,114
 Selling, general and administrative                                      22,608                     19,771
 Goodwill amortization                                                     1,308                      1,354
                                                                  ---------------            ---------------
                                                                          28,162                     25,239
                                                                  ---------------            ---------------

INCOME FROM OPERATIONS                                                    10,434                     16,725
OTHER INCOME (EXPENSE):
 Interest income                                                             170                        173
 Interest expense                                                         (2,967)                    (1,727)
 Sundry-net                                                                   11                        549
                                                                  ---------------            ---------------
                                                                          (2,786)                    (1,005)
                                                                  ---------------            ---------------

INCOME BEFORE INCOME
 TAXES                                                                     7,648                     15,720
INCOME TAX PROVISION                                                       2,830                      5,659
                                                                  ---------------            ---------------
NET INCOME                                                        $        4,818             $       10,061
                                                                  ===============            ===============
NET INCOME PER SHARE:
   Basic                                                          $         0.25             $         0.47
   Diluted                                                        $         0.25             $         0.46
COMMON SHARES AND COMMON
 SHARE EQUIVALENTS USED IN
 COMPUTING PER SHARE AMOUNTS:
   Basic                                                                  19,353                     21,541
   Diluted                                                                19,449                     21,789

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------------
                                                                              1999                      1998
                                                                              ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $        4,818            $       10,061
   Adjustments to reconcile net income to cash flows
     provided by operating activities
         Depreciation and amortization                                         11,541                    10,653
         Disposition of property, plant and equipment                             379                       151
         Other non-cash items                                                     186                      (454)
         (Increase) decrease in accounts receivable                           (10,233)                    2,730
         Increase in inventories                                               (4,593)                   (2,576)
         Increase in other assets                                                (896)                   (2,631)
         Increase (decrease) in trade accounts payable                            758                    (1,097)
         Increase in deferred revenue                                          12,955                    11,008
         Decrease in other accrued expenses
            and liabilities                                                    (7,482)                   (6,132)
                                                                       ---------------           ---------------
               CASH FLOWS PROVIDED BY OPERATING
                    ACTIVITIES                                                  7,433                    21,713
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (14,655)                  (14,039)
   Purchases of businesses acquired, net of cash                                    -                    (2,041)
   Investment in unconsolidated subsidiaries                                     (892)                        -
                                                                       ---------------           ---------------
                CASH FLOWS USED IN INVESTING ACTIVITIES                       (15,547)                  (16,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
         capital lease obligations                                               (246)                   (2,987)
   Net payments from long-term borrowings                                           -                    (4,000)
   Net payments on short-term borrowings                                       (4,788)                        -
   Repurchase of common stock                                                       -                    (9,258)
   Proceeds from sales and issuances of common stock                              825                     3,350
                                                                       ---------------           ---------------
               CASH FLOWS USED IN FINANCING
                    ACTIVITIES                                                 (4,209)                  (12,895)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (678)                     (130)
                                                                       ---------------           ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (13,001)                   (7,392)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 25,313                    21,686
                                                                       ---------------           ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $       12,312            $       14,294
                                                                       ===============           ===============
SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
        Interest                                                       $           88            $        1,517
        Income taxes                                                   $        4,965            $        1,491

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

The accompanying unaudited balance sheet at March 31, 1999, and the consolidated statements of operations and cash flows for the interim periods ending March 31, 1999 and 1998 should be read in conjunction with the consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive.

The Company's revenue recognition policies for its principal sources of revenue are:

Equipment and software sales--Revenue from sales of established products is recognized upon shipment of completed product in conformity with certain provisions of AICPA Statement of Position No. 97-2, ''Software Revenue Recognition.'' Revenue for new products is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, ''Long-Term Construction Contracts.'' Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in other current assets. All contract costs, including equipment and software, are charged to cost of sales at the time the related revenue is recognized.

Maintenance--Revenue from maintenance contracts is recognized ratably over the term of the contract.

Leasing--Revenue from operating leases of equipment is recognized ratably over the terms of the related contract. Revenue from sales type leases is recorded as the present value of the minimum lease payments (net of executory costs), computed at the interest rate implicit in the lease in accordance with Statement of Financial Accounting Standards (''SFAS'') No. 13, ''Accounting for Leases.''

Data Centers--The Company owns and operates six service bureau facilities that provide check and data processing services. The Company enters into multi-year contracts with customers to provide such services. Revenue from the related contracts is recognized as services are provided.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 133, "Accounting for Derivative Instruments and for Hedging Activities" which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in the market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by BancTec, Inc. ("BancTec" or the "Company") in the first quarter of the year ending December 31, 2000. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.


Certain amounts have been reclassified to conform with the current year presentation.


2.  INVENTORIES CONSISTED OF THE FOLLOWING:

                                                  MARCH 31,               DECEMBER 31,
                                                   1999                      1998
                                                   ----                      ----
                                                           (IN THOUSANDS)
Raw materials                                 $        26,781          $         28,557
Work-in-progess                                         4,492                     3,830
Finished goods                                         40,499                    36,148
                                             ----------------        -------------------
                                              $        71,772          $         68,535
                                             ================        ===================


In conjunction with the Company's announced reorganization in the fourth quarter of 1998, BancTec's wrote off $13.4 million of inventory determined to be in excess of future usage needs, and therefore, not realizable.

As of March 31, 1999 (see Note 8), the excess inventory was moved to a separate facility. BancTec has received offers to purchase these components for approximately $0.2 million scrap value. The Company expects to complete the sale of any salvageable inventory by the end of the 1999 second quarter, at which time any unsold items will be discarded.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


3.   PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                                           MARCH 31,             DECEMBER 31,
                                                             1999                    1998
                                                             ----                    ----
                                                                      (IN THOUSANDS)
Land                                                     $      2,860            $      3,030
Field support spare parts                                     106,818                 102,262
Systems and software                                           59,510                  58,094
Machinery and equipment                                        56,002                  55,431
Furniture, fixtures and other                                  26,016                  23,967
Building                                                       29,943                  28,848
                                                         ------------            ------------
                                                              281,149                 271,632
Accumulated depreciation                                     (151,176)               (146,594)
                                                         ------------            ------------
                                                         $    129,973            $    125,038
                                                         ============            ============


4.   OTHER ACCRUED EXPENSES AND LIABILITIES CONSISTED OF THE FOLLOWING:

                                                               MARCH 31,                  DECEMBER 31,
                                                                 1999                        1998
                                                                 ----                        ----
                                                                           (IN THOUSANDS)
Salaries, wages and other compensation                       $     31,981                 $     31,622
Advances from customers                                             8,736                        9,493
Accrued taxes, other than income taxes                              3,701                        5,918
Accrued invoices and costs                                          8,345                        8,545
Accrued reorganization costs                                        3,101                        3,879
Other                                                              15,713                       18,143
                                                             ------------                 ------------
                                                             $     71,577                 $     77,600
                                                             ============                 ============

5.   EARNINGS PER SHARE

                                                                THREE MONTHS ENDED MARCH 31,
                                                             --------------------------------
                                                                  1999                 1998
                                                                  ----                 ----
Net Income                                                 $     4,818,000      $    10,061,000
                                                           ===============      ===============
Weighted average number of shares
 outstanding during the period
Effect of diluted securities
 attributable to stock options and unearned
  compensation from restricted stock awards                         96,845              247,884
                                                           ---------------      ---------------
Weighted average number of shares
 outstanding, as adjusted                                       19,448,946           21,789,169
                                                           ===============      ===============

Diluted net income per common and common
     equivalent share                                      $          0.25      $          0.46
                                                           ===============      ===============

                                 BANCTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

At March 31, 1999 and 1998, 1,388,499 stock options and 120,948 stock options, respectively, were not considered to be common stock equivalents in the computation of diluted weighted average shares outstanding because they were antidilutive. Exercise prices on such antidilutive stock options ranged from $14.41 to $25.81 per share and $25.81 to $27.00 per share, respectively, at March 31, 1999 and 1998.

6.   COMPREHENSIVE INCOME

For the Company, comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the quarter ended March 31, 1999 and 1998 are as follows:

                                                                THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------

                                                               1999                   1998
                                                            -----------            ----------
                                                                    (IN THOUSANDS)
Net income                                               $       4,818          $      10,061
Foreign currency translation adjustments                        (1,415)                   173
                                                         --------------         --------------
           Total comprehensive income                    $       3,403          $      10,234
                                                         ==============         ==============

7.   BUSINESS SEGMENT DATA

As of December 31, 1998, BancTec adopted SFAS No. 131, which requires disclosure of business segment data in accordance with the "management approach." The Company's operations historically have been organized into three business segments as follows: Manufacturing and Supplies, US Maintenance and Service, and Worldwide Systems. The Company is in the process of completing a reorganization of its operations into two primary businesses for which certain related disclosures will be available beginning with the second quarter of 1999. The segment data required to be disclosed under the provisions of SFAS No. 131 will be captured for periods subsequent to the completion of the reorganization plan which is expected to occur by the end of fiscal 1999. The table below reflects the historical presentation of segment data.

                                 BANCTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)


                              MANFACTURING      US MAINTENCE        WORLDWIDE          CORPORATE/
                             AND SUPPLIES       AND SERVICE         SYSTEMS            ELIMINATIONS             TOTAL
                           ----------------   ---------------   ---------------      ---------------       --------------
For the three months ended
March 31, 1999
Revenues from
   external customers       $    13,654        $    58,194         $    76,977        $          -          $    148,825
Intersegment
     revenues                    13,170                (63)              1,809             (14,916)                    -
Segment operating
     income (loss)                2,849             10,325               4,031              (6,771)               10,434
Segment identifiable
     assets                      63,896            145,735             231,116              94,775               535,522

For the three months ended
   March 31, 1998
Revenues from
   external customers       $    12,737        $    59,026         $    70,619        $          -          $    142,382
Intersegment
     revenues                    11,527                  -               2,356             (13,883)                    -
Segment operating
     income (loss)                2,234             13,356               3,430              (2,295)               16,725
Segment identifiable
     assets                      83,105            121,650             205,540              92,461               502,756

8.   REORGANIZATION AND OTHER CHARGES

On October 26, 1998, BancTec announced a planned reorganization of its operations into two primary businesses - Worldwide Financial Systems and Computer and Network Services. The purpose of the reorganization was to give greater visibility to the Company's growing computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. Management anticipates that the reorganization of its operations into more natural and cohesive business segments will improve customer focus and optimize its selling efforts, thereby leading to future increases in revenue. Little impact on 1999 revenue is expected due to the significant implementation efforts and the newness of the organizational structure. The reorganization will also allow the Company to eliminate redundant overhead costs. While costs have already been reduced by the actions taken in the fourth quarter of 1998, as discussed below, most of the savings will not be realized until the year 2000 and beyond due to certain offsetting implementation costs as well as the transition time necessary to fully establish the new organizational structure. The Company expects to complete the reorganization plan by the end of fiscal 1999.

In conjunction with this reorganization, the Company recorded charges in the fourth quarter of 1998 of approximately $22.1 million, of which $13.6 million related to inventory obsolescence costs and $4.1 million related to the impairment of goodwill. The remaining charges totaled approximately $4.4 million, of which approximately $1.0 million related to the planned closure of the Company's operations in Australia by June 30, 1999. The remaining $3.4 million is related to severance costs for 62 domestic employees. Of the severance accrual, approximately $1.3 million has been paid as of March 31, 1999, and a substantial amount of the remaining accrual will be paid by year end. The accrued amounts will be paid from cash on hand and from cash flows generated from the Company's operations.

9.   SUBSEQUENT EVENT

On April 5, 1999, the Company announced a definitive agreement to merge with a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a leading New York-based private investment firm. Under the terms of the merger agreement, approximately 97% of the Company's common stock will be converted into the right to receive $18.50 in cash per share. The Company's current stockholders will retain the remaining shares, which will be approximately 6.5% of the post-merger common stock. The transaction is structured to be accounted for as a recapitalization and is expected to be completed during the third quarter of 1999, pending approval by a majority of the Company's stockholders and other customary conditions.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS



COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
1998
----

Total revenue of $148.8 million for the first quarter of 1999 increased $6.4 million or 4.5% compared to the first quarter of 1998. Revenue from sales of equipment and software increased $7.0 million primarily due to increased shipments of large systems for international customers and increased Plexus software sales. Revenue from maintenance and other services decreased $0.6 million from the prior period due to the expiration of some maintenance contracts on older document processing systems.

Gross profit of $38.6 million for the first quarter of 1999 declined $3.4 million from the first quarter of 1998. Gross profit as a percentage of net sales for equipment and software of 30.1% decreased as compared to the corresponding prior year quarter of 32.9% due to increased sales of lower margin products. In addition, gross profit as a percentage of net sales for maintenance and other services declined by 4.7% to 21.3% from the corresponding prior year quarter due to the continued effects of increased network services revenue which has lower margins as compared to traditional products, and additional costs related to a contractual service obligation.

Operating expenses in the first quarter of 1999 totaled $28.2 million, an increasing by $2.9 million from the first quarter of 1998. Product development expenses of $4.2 million increased $0.1 million primarily due to development work on new products during the first quarter of 1999. Sales and marketing expenses of $13.4 million increased by $0.6 million primarily due to the higher level of operating activities. General and administrative expenses of $9.2 million increased $2.2 million primarily due to the amortization of costs incurred in the implementation of a new internal information system which became operational in July 1998.

Interest expense of $3.0 million increased from $1.7 million in the first quarter of 1998 primarily due to a $50.1 million increase in net borrowings and to increased rates thereon.

Sundry income for the first quarter of 1999, compared to the corresponding prior year quarter, decreased $0.5 million primarily due to foreign currency transaction gains in the prior year.

The current quarter income tax provision decreased by 50%, or $2.8 million, compared to the corresponding prior year quarter, due to a similar percentage decrease in pre-tax income. The effective tax rate was 37% for the first quarter of 1999 and 36% for the first quarter of 1998.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

                        REORGANIZATION AND OTHER CHARGES
                        --------------------------------

On October 26, 1998, BancTec announced a planned reorganization of its operations into two primary businesses - Worldwide Financial Systems and Computer and Network Services. The purpose of the reorganization was to give greater visibility to the Company's growing computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. Management anticipates that the reorganization of its operations into more natural and cohesive business segments will improve customer focus and optimize its selling efforts, thereby leading to future increases in revenue. Little impact on 1999 revenue is expected due to the significant implementation efforts and the newness of the organizational structure. The reorganization will also allow the Company to eliminate redundant overhead costs. While costs have already been reduced by the actions taken in the fourth quarter of 1998, as discussed below, most of the savings will not be realized until the year 2000 and beyond due to certain offsetting implementation costs as well as the transition time necessary to fully establish the new organizational structure. The Company expects to complete the reorganization plan by the end of fiscal 1999.

In conjunction with this reorganization, the Company recorded charges in the fourth quarter of 1998 of approximately $22.1 million, of which $13.6 million related to inventory obsolescence costs and $4.1 million related to the impairment of goodwill. The remaining charges totaled approximately $4.4 million, of which approximately $1.0 million related to the planned closure of the Company's operations in Australia by June 30, 1999. The remaining $3.4 million is related to severance costs for 62 domestic employees. Of the severance accrual, approximately $1.3 million has been paid as of March 31, 1999, and a substantial amount of the remaining accrual will be paid by year end. The accrued amounts will be paid from cash on hand and from cash flows generated from the Company's operations.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


On May 22, 1998, the Company sold $150 million of 7 1/2% senior notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998, the senior notes were registered as public debt. Proceeds of the offering were used to retire the Company's approximately $105 million of bank debt, with the remaining proceeds to be used for other requirements.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents as of March 31, 1999 decreased to $12.3 million from $25.3 million as of December 31, 1998 due primarily to the repayment of $5.0 million on unsecured foreign lines of credit, payment of approximately $3.0 million of foreign taxes by the Company's Japanese subsidiary and payment of miscellaneous liabilities accrued at December 31, 1998. Accounts receivable and deferred revenue increased from $178.9 million and $31.6 million, respectively, at December 31, 1998 to $189.1 million and $44.5 million, respectively, at March 31, 1999. The increase in deferred revenue and accounts receivable was primarily due to annual billings on service contracts. Also, an increase in the Company's Japanese subsidiary's accounts receivable of approximately $7.9 million was due to an increase in sales during the quarter. Total borrowings were $151.0 million as of March 31, 1999 compared to $156.3 million as of December 31, 1998. Total working capital remained flat at approximately $163.0 million for the same period.

Cash provided by operations decreased to $7.4 million for the first quarter of 1999 from $21.7 million for the first quarter of 1998. The major components of the decrease in cash flow from operations were as follows: a decrease in net income of $5.3 million, an increase in accounts receivable change of $13.0 million and a $2.0 million increase in inventory change, partially offset by an increase in accounts payable change of $1.9 million and an increase in deferred revenue change of $2.0 million.

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

At March 31, 1999, the Company had the following debt instruments in place: 1)
7 1/2% Senior Notes due 2008, 2) Revolving Credit Facility, 3) Unsecured Foreign Lines of Credit, and 4) Uncommitted Domestic Lines of Credit. The Company had no outstanding balances on the revolving credit facility, the uncommitted domestic lines of credit or the unsecured foreign lines of credit as of March 31, 1999. The Company has available a revolving credit facility of $70.0 million. The Company also has available uncommitted lines of credit with a group of domestic banks totaling $60.0 million. These lines have a maximum term of 30 days. The weighted average interest rates on the unsecured foreign lines of credit and on domestic borrowings were 1.5% and 6.3%, respectively, at March 31, 1999.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


                 Liquidity and Capital Resources - (Continued)
                 ---------------------------------------------

The Company's backlog of orders scheduled for delivery over the next twelve-month period decreased 10% to $79.5 million compared to $88.0 million at December 31, 1998, primarily as a result of lower international orders for large systems. The Company's backlog excludes contracts for recurring equipment and software maintenance, as well as orders slated for immediate delivery.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in the market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by the Company in the first quarter of the year ending December 31, 2000. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

Inflation has not had a material effect on the operating results of the Company.

                               YEAR 2000 ISSUES
                               ----------------

The Year 2000 ("Y2K") problem relates to the inability of certain technology products to properly recognize and process date-sensitive information relative to the year 2000 and beyond. The Y2K issue is mostly the result of a once common computer programming convention whereby dates were expressed with six digits (mm/dd/yy) instead of eight digits (mm/dd/yyyy). Under this programming standard the year was coded using two digits (yy). The potential problem lies in the fact that programs with a two-digit year may not function properly in the future. For example, 00 in the year 2000 may be interpreted as the year 1900, 1980, 00, or "no known date." This could result in processing errors.

Y2K issues impact the Company and all companies in the industries in which the Company operates. In fact, Y2K impacts nearly all organizations and has become a societal issue due to the pervasive use of computer technology. In the Company's case, it is both a user and supplier of technology products potentially affected by Y2K. While simple to understand, Y2K issues are more difficult to address. The difficulty arises from the following: (1) large numbers of systems, applications and software involved, (2) vast archives of data created by computer programs, and (3) large numbers of interdependent computer systems from different manufacturers.

During 1998, the Company developed a master plan to assess and address potential risks it faces as a result of Y2K issues. The plan provides strategic guidance for all products, services, systems, relationships, and infrastructure that may encounter a Y2K issue. The plan sets forth objectives, scope,

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

                        YEAR 2000 ISSUES - (CONTINUED)
                        ------------------------------

responsibilities, and guidelines for project management, testing, reporting, documentation and audit. The project was sub-divided into approximately 20 major projects throughout the Company. A corporate Y2K compliance team was formed to assist these various project teams in implementing their individual Y2K plans under the master plan. The compliance team reports to a senior officer of the Company. Y2K project teams report their progress monthly to senior management. About 100 BancTec personnel are members of Y2K project teams.

During the third quarter of 1998, the Company completed the implementation of an enterprise resource planning information system, for use in all the Company's domestic operations, which is represented to be Y2K compliant by SAP America, Inc. ("SAP"), the software vendor. The implementation of this system cost approximately $30.0 million, and the cost cannot reasonably be allocated to the portion attributable to Y2K issues. SAP replaced accounting, manufacturing, purchasing, sales and distribution, and human resources systems. A new customer service call management system that interfaces with SAP is being implemented in 1999. The call management system will cost about $1.2 million, and the portion attributable to Y2K issues is not identifiable.

Implementation of the remainder of the Y2K master plan is estimated to cost $8.2 million, of which $4.0 relates to non-recurring internal (mostly non-incremental) employee costs. Another $3.0 million is anticipated primarily for new systems and upgrades. The remaining $1.2 million relates to incremental costs of software, consultants, and other Y2K-related expenses. The largest remaining expenditure is the potential replacement of non-compliant personal computers, which is not expected to exceed $1.5 million. This estimate does not include all internal cost of employees working on Y2K issues as these costs are not tracked separately. Many systems, including the aforementioned personal computers, may or may not have been replaced/upgraded in the absence of the Y2K problem. These cost estimates are based on current information and subject to change should conditions vary.

The Company has organized the overall project into five phases (awareness, assessment, resolution, testing, and implementation) which are at various stages of completion. Overall, the Company believes it is approximately 75% complete with the execution of the plan as of April 16, 1999. Substantial completion, or 90% completion, of mission-critical systems is expected to occur by June 30, 1999. The Company anticipates full implementation of mission-critical project tasks by September 30, 1999. Nevertheless, the Company expects some level of project activity to continue into the year 2000, including implementation of non-mission-critical items and ongoing customer support.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                         YEAR 2000 ISSUES - (CONTINUED)
                         ------------------------------

BancTec launched its Year 2000 web pages at www.banctec.com on December 21, 1998. The purpose of the Company's Y2K pages is to communicate relevant, reliable and consistent Y2K information to customers, vendors, employees, regulators, investors and other interested parties. The new web pages include the Y2K status of about 150 BancTec products, plus frequently asked questions, a worldwide contact list, and links to other Y2K web resources.

The process of ensuring that the Company's major vendors are addressing their Y2K concerns is ongoing and substantially complete. Substantially all vendors (over 1,000) are being evaluated and no significant concerns have been identified. Alternate vendors and strategies have been considered and will be implemented if necessary.

Notwithstanding the Company's Y2K compliance efforts to date and in the future, achieving Y2K compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's systems or the systems of one or more significant customers, vendors, or suppliers fail to achieve Y2K compliance, the Company's business and financial condition could be materially adversely affected. Some inherent risks of which the Company is aware and managing include, but are not limited to the following: on-time completion, litigation, integration and complexity of data and telecommunications networks, and validity of individual test plans and results.

The Company is developing contingency plans for mission critical areas that might be affected by Y2K issues and should finalize these plans during the third quarter of 1999. A major portion of these plans will likely pertain to rapid response teams and the teams' availability to support customer systems if necessary and to revert to manual processing where feasible.


NOTICE: This information is a "Year 2000 Readiness Disclosure" and conforms with the Year 2000 Information and Readiness Disclosure Act of 1998.

             FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS
             ------------------------------------------------------

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. There are many factors that affect the Company's business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS - (CONTINUED)
      --------------------------------------------------------------------

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

                                 BANCTEC, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to certain market risks primarily related to fluctuations in interest rates.

The Company's $150 million in senior notes are issued in U.S. dollars at a fixed interest rate of 7 1/2%. Interest is due and payable in semi-annual installments beginning December 1, 1998. The notes mature on June 1, 2008. The fair market value of the senior notes as of March 31, 1999 approximates its respective carrying value.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks and generally consist of interest rate swap and/or interest rate cap agreements. There were no such instruments in place at March 31, 1999.

                                    PART II
                                 BANCTEC, INC.


Item 1.   LEGAL PROCEEDINGS
          -----------------

As of the date of this filing, the Company is aware of four lawsuits that have been filed by alleged stockholders of the Company relating to the proposed merger of the Company with Colonial Acquisitions Corp. ("Colonial"), a corporation created by Welsh, Carson, Anderson & Stowe. All four lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each of the lawsuits names the Company, its directors and Colonial as defendants. The plaintiff in each lawsuit seeks to represent a purported class of all public holders of the Company's common stock.

The lawsuits allege, among other things, that the directors of the Company breached their fiduciary duties to the Company's stockholders by approving the merger. In particular, the lawsuits allege that the directors allowed the stock price to be capped, depriving the plaintiffs of an opportunity to realize an increase in the value of the Company's common stock, that the terms of the transaction were not the result of an auction process or "active market check" and that the merger consideration is inadequate. The lawsuits seek, among other things, preliminary and permanent injunctive relief prohibiting consummation of the merger, unspecified damages, attorney's fees and other relief. The Company expects that these four lawsuits will be consolidated into a single action. The Company intends to contest these lawsuits vigorously.

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------

          NONE

ITEM 5.   OTHER INFORMATION
          -----------------

          NONE

                                    PART II
                                 BANCTEC, INC.


      FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS - (CONTINUED)

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



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a)  Exhibits

              27.0  Financial Data (Electronic Filing Only)

          b)  Reports on Form 8-K

          On April 7, 1999, the Company filed a Form 8-K incorporating the press release dated April 5, 1999 concerning the definitive agreement to merge with a corporation formed by WCAS.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               BANCTEC, INC.




                               /s/ Scott J. Wilson
                               ---------------------------------
                               Scott J. Wilson
                               Vice President, Controller and
                                 Assistant Treasurer



Dated:   May 17, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BANCTEC, INC.





/s/ Scott J. Wilson
------------------------------------
Scott J. Wilson
Vice President, Controller and
  Assistant Treasurer



Dated:   May 17, 1999