Form 10-Q
period 1999-06-30
BANCTEC INC
filed 1999-08-12
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

      Registrant's telephone number, including area code: (972) 341-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class                                  July 22, 1999
           -----                                  -------------

Common Stock, $.01 par value                       19,474,663

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                         ASSETS
                                                                June 30,            December 31,
                                                                  1999                  1998
                                                               ----------           ------------
                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                   $   16,621           $     25,313
   Short-term investments                                             371                    837
   Accounts receivable, less allowance for
    doubtful accounts of $8,967 at June 30, 1999
    and $10,758 at December 31, 1998                              177,750                178,851
   Inventories                                                     79,279                 68,535
   Current deferred tax asset                                      27,912                 27,912
   Other                                                           11,334                  9,511
                                                               ----------           ------------
        TOTAL CURRENT ASSETS                                      313,267                310,959
PROPERTY, PLANT AND EQUIPMENT  - NET                              126,825                125,038
GOODWILL, less accumulated amortization of
   $32,481 at June 30, 1999 and  $30,205 at
   December 31, 1998                                               78,496                 81,075
OTHER ASSETS                                                       15,673                 13,133
                                                               ----------           ------------
TOTAL ASSETS                                                   $  534,261           $    530,205
                                                               ==========           ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                 $        -           $      5,024
   Current maturities of long-term debt                               750                    878
   Trade accounts payable                                          26,136                 24,451
   Other accrued expenses and liabilities                          68,419                 77,600
   Deferred revenue                                                37,701                 31,560
   Income taxes                                                     9,518                  8,068
                                                               ----------           ------------
        TOTAL CURRENT LIABILITIES                                 142,524                147,581
LONG-TERM DEBT, less current maturities                           150,000                150,352
OTHER LIABILITIES                                                  12,096                 12,191
STOCKHOLDERS' EQUITY:
   Preferred stock-authorized, 1,000 shares
    of $0.01 par value:
    Series A - no shares issued and outstanding                         -                      -
    Series B - no shares issued and outstanding                         -                      -
   Common stock-authorized, 45,000,000 shares
    of $0.01 par value:
    issued and outstanding 19,473,000 at June 30,
    1999 and 19,373,000 at December 31, 1998                          195                    194
   Additional paid-in capital                                     171,280                170,318
   Retained earnings                                               65,272                 54,932
   Foreign currency translation adjustments                        (5,610)                (3,736)
   Unearned compensation                                           (1,496)                (1,627)
                                                               ----------           ------------
        TOTAL STOCKHOLDERS' EQUITY                                229,641                220,081
                                                               ----------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  534,261           $    530,205
                                                               ==========           ============


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                        Three Months Ended June 30,                 Six Months Ended June 30,
                                      --------------------------------          --------------------------------
                                          1999                 1998                 1999                 1998
                                      -----------          -----------          -----------          -----------
REVENUE:
    Equipment and software            $    83,925          $    74,630          $   162,409          $   146,101
    Maintenance and other services         64,798               71,323              135,139              142,234
                                      -----------          -----------          -----------          -----------
                                          148,723              145,953              297,548              288,335
COST OF SALES:
    Equipment and software                 52,744               50,936              107,603               98,850
    Maintenance and other services         57,869               54,992              113,239              107,497
                                      -----------          -----------          -----------          -----------
                                          110,613              105,928              220,842              206,347
                                      -----------          -----------          -----------          -----------
GROSS PROFIT                               38,110               40,025               76,706               81,988

OPERATING EXPENSES:
    Product development                     4,503                5,174                8,749                9,288
    Selling, general & administrative      20,897               20,278               43,505               40,051
    Goodwill amortization                   1,258                1,558                2,566                2,912
                                      -----------          -----------          -----------          -----------
                                           26,658               27,010               54,820               52,251
                                      -----------          -----------          -----------          -----------
INCOME FROM OPERATIONS                     11,452               13,015               21,886               29,737

OTHER INCOME (EXPENSE):
    Interest income                            86                  735                  256                  908
    Interest expense                       (3,039)              (1,329)              (6,006)              (3,056)
    Sundry-net                                264                 (587)                 275                  (38)
                                      -----------          -----------          -----------          -----------
                                           (2,689)              (1,181)              (5,475)              (2,186)
                                      -----------          -----------          -----------          -----------
INCOME BEFORE INCOME TAXES                  8,763               11,834               16,411               27,551

INCOME TAX PROVISION                        3,242                4,257                6,072                9,919
                                      -----------          -----------          -----------          -----------

NET INCOME                            $     5,521          $     7,577          $    10,339          $    17,632
                                      ===========          ===========          ===========          ===========
NET INCOME PER SHARE:

        Basic                         $      0.29          $      0.36          $      0.53          $      0.83
        Diluted                       $      0.28          $      0.36          $      0.53          $      0.82

COMMON SHARES AND COMMON
SHARE EQUIVALENTS USED IN
COMPUTING PER SHARE AMOUNTS:

        Basic                              19,363               21,073               19,356               21,315
        Diluted                            19,604               21,148               19,531               21,476

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                 Six Months Ended June 30,
                                                             ---------------------------------
                                                                 1999                  1998
                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $    10,339           $    17,632
   Adjustments to reconcile net income to
    cash flows provided by operating activities:
         Depreciation and amortization                            23,085                21,503
         Disposition of property, plant and
          equipment                                                  929                   205
         Other non-cash items                                        630                (1,700)
         (Increase) decrease in accounts
          receivable                                               1,101                (1,196)
         Increase in inventories                                 (12,100)                 (101)
         Increase in other assets                                 (1,988)               (3,957)
         Increase (decrease) in trade accounts
          payable                                                  1,685                (2,437)
         Increase in deferred revenue                              6,141                 5,715
         Decrease in other accrued expenses
          and liabilities                                         (7,826)               (7,947)
                                                             -----------           -----------
                CASH FLOWS PROVIDED BY OPERATING
                 ACTIVITIES                                       21,996                27,717

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (22,660)              (28,472)
   Purchase of businesses acquired net of cash                         -                (2,041)
   Investment in unconsolidated subsidiary                        (2,375)                    -
                                                             -----------           -----------

                CASH FLOWS USED IN INVESTING
                 ACTIVITIES                                      (25,035)              (30,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term
    debt and capital lease obligations                              (481)              (11,455)
   Net proceeds from long-term borrowings                              -               139,442
   Net payments on short-term borrowings                          (4,767)              (79,750)
   Repurchase of common stock                                          -               (24,491)
   Proceeds from sales and issuances of common stock                 955                 3,502
                                                             -----------           -----------
                CASH FLOWS PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                            (4,293)                27,248
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (1,360)                 1,029
                                                          --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                      (8,692)                25,481
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    25,313                 21,686
                                                          --------------         --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     16,621           $     47,167
                                                          ==============         ==============
SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
         Interest                                           $      5,896           $      2,218
         Income taxes                                       $      5,422           $      5,749


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

1.   Basis of presentation and other accounting information

The accompanying unaudited balance sheet at June 30, 1999, and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1999 and 1998 should be read in conjunction with BancTec, Inc. ("BancTec" or the "Company") consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

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

The Company's revenue recognition policies for its principal sources of revenue are:

     Equipment and software sales--Revenue from sales of established products is recognized upon shipment of completed product in conformity with certain provisions of AICPA Statement of Position No. 97-2, "Software Revenue Recognition." Revenue for new products is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts." Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in other current assets. All customer contract costs, including equipment and software, are charged to cost of sales at the time the related revenue is recognized.

     Maintenance--Revenue from maintenance contracts is recognized ratably over the term of the contract.

     Leasing--Revenue from operating leases of equipment is recognized ratably over the terms of the related contracts. Revenue from sales type leases is recorded as the present value of the minimum lease payments (net of executory costs), computed at the interest rate implicit in the lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

     Data Centers--The Company owns and operates six service bureau facilities that provide check and data processing services. The Company enters into multi-year contracts with customers to provide such services. Revenue from the related contracts is recognized as services are provided. See Note 9 related to the pending sale of the Company's data centers.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

1.   Basis of presentation and other accounting information-(continued)

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in the market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by the Company in the first quarter of the year ending December 31, 2001. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

Certain amounts have been reclassified to conform with the current year presentation.


2.   Inventories consisted of the following:

                                   June 30,            December 31,
                                     1999                 1998
                                     ----                 ----
                                           (In thousands)
Raw materials                    $     26,609          $     28,557
Work-in-progress                        4,471                 3,830
Finished goods                         48,199                36,148
                                 ------------          ------------
                                 $     79,279          $     68,535
                                 ============          ============


In conjunction with the Company's reorganization announced in the fourth quarter of 1998, BancTec wrote off $13.4 million of inventory determined to be in excess of future usage needs, and therefore, not realizable. (See Note 8 -- Reorganization and Other Charges).

The excess inventory was moved to a separate facility and the sale of the salvageable inventory for approximately $0.2 million scrap value was completed in July 1999.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

3.   Property, plant and equipment consisted of the following:

                                                             June 30,           December 31,
                                                               1999                 1998
                                                               ----                 ----
                                                                     (In thousands)
Land                                                     $      2,860          $      3,030
Field support spare parts                                     106,619               102,262
Systems and software                                           63,393                58,094
Machinery and equipment                                        55,685                55,431
Furniture, fixtures and other                                  26,623                23,967
Building                                                       29,558                28,848
                                                         ------------          ------------
                                                              284,738               271,632
Accumulated depreciation                                     (157,913)             (146,594)
                                                         ------------          ------------
                                                         $    126,825          $    125,038
                                                         ============          ============

4.   Other accrued expenses and liabilities consisted of the following:

                                                             June 30,           December 31,
                                                               1999                 1998
                                                               ----                 ----
                                                                     (In thousands)
Salaries, wages and other compensation                   $     15,877          $     20,332
Advances from customers                                        10,849                 9,493
Accrued taxes, other than income taxes                          4,826                 5,918
Accrued invoices and costs                                      9,294                 8,545
Accrued reorganization costs                                    2,001                 3,879
Other                                                          25,572                29,433
                                                         ------------          ------------
                                                         $     68,419          $     77,600
                                                         ============          ============

5.    Earnings Per Share

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                 ---------------------------          -------------------------
                                                    1999              1998               1999              1998
                                                    ----              ----               ----              ----
Net Income                                    $    5,521,000    $    7,577,000     $   10,339,000    $   17,632,000
                                              ==============    ==============     ==============    ==============
Weighted average number of shares
 outstanding during the period                    19,363,340        21,072,832         19,356,242        21,314,655
Effect of diluted securities
 attributable to stock options
 and unearned compensation from
 restricted stock awards                             240,938            74,951            174,943           161,689
                                              --------------    --------------     --------------    --------------
Weighted average number of shares
 outstanding, as adjusted                         19,604,278        21,147,783         19,531,185        21,476,344
                                              ==============    ==============     ==============    ==============

Diluted income per common and common
 equivalent share                             $         0.28    $         0.36     $         0.53    $         0.82
                                              ==============    ==============     ==============    ==============

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


5.   Earnings Per Share-(continued)

At June 30, 1999 and 1998, 1,352,895 stock options and 689,604 stock options, respectively, were not considered to be common stock equivalents in the computation of diluted weighted average shares outstanding because they were antidilutive. Exercise prices on such antidilutive stock options ranged from $15.38 to $25.81 per share and $24.56 to $25.81 per share, respectively, at June 30, 1999 and 1998.


6.   Comprehensive Income

For the Company, comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the quarter and six months ended June 30, 1999 and 1998 are as follows:

                                        Three Months Ended June 30,        Six Months Ended June 30,
                                        ---------------------------        -------------------------
                                             1999            1998               1999            1998
                                             ----            -----              ----            ----
                                               (In thousands)                     (In thousands)
Net income                              $     5,521     $     7,577        $    10,339     $    17,632
Foreign currency translation
 adjustments                                   (459)            738             (1,874)            911
                                        -----------     -----------        -----------     -----------
     Total comprehensive income         $     5,062     $     8,315        $     8,465     $    18,543
                                        ===========     ===========        ===========     ===========


7.   Business Segment Data

As of December 31, 1998, BancTec adopted SFAS No. 131, which requires disclosure of business segment data in accordance with the "management approach." The Company's operations historically have been organized into three business segments as follows: Manufacturing and Supplies, US Maintenance and Service, and Worldwide Systems. The Company is in the process of completing a reorganization of its operations into two primary businesses for which certain related disclosures will be available subsequent to the completion of the reorganization plan. The following table reflects the historical presentation of segment data (in thousands):

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


7.   Business Segment Data - (continued)

                            Manufacturing      US Maintenance       Worldwide         Corporate/
                            and Supplies        and Service          Systems         Eliminations           Total
                            ------------       --------------     -------------      ------------       -------------
For the three months ended
   June 30, 1999
Revenues from
   external customers       $    13,044        $    52,845        $    82,834        $         -        $    148,723
Intersegment
   revenues                      14,230                  -              2,728            (16,958)                  -
Segment operating
   income (loss)                  5,073              2,689              8,488             (4,798)             11,452
Segment identifiable
   assets                        65,560            141,004            242,489             85,208             534,261

For the three months ended
   June 30, 1998
Revenues from
   external customers       $    11,564        $    60,240        $    74,149        $         -        $    145,953
Intersegment
   revenues                      12,466                  -              2,188            (14,654)                  -
Segment operating
   income (loss)                  2,085             11,797              1,594             (2,461)             13,015
Segment identifiable
   assets                        84,117            125,237            210,313            122,278             541,945

For the six months ended
   June 30, 1999
Revenues from
   external customers       $    26,698        $   111,039        $   159,811        $         -        $    297,548
Intersegment
   revenues                      27,400                  -              4,537            (31,937)                  -
Segment operating
   income (loss)                  7,922             13,014             12,519            (11,569)             21,886
Segment identifiable
   assets                        65,560            141,004            242,489             85,208             534,261

For the six months ended
   June 30, 1998
Revenues from
   external customers       $    24,301        $   119,266        $   144,768        $         -        $    288,335
Intersegment
   revenues                      23,993                  -              4,544            (28,537)                  -
Segment operating
   income (loss)                  4,319             25,153              5,024             (4,759)             29,737
Segment identifiable
   assets                        84,117            125,237            210,313            122,278             541,945

                                                9

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


8.   Reorganization and Other Charges

On October 26, 1998, BancTec announced a planned reorganization of its operations into two primary businesses--Worldwide Financial Systems and Computer and Network Services. The purpose of the reorganization was to give greater visibility to the Company's computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. BancTec's new business structure is considered to be of a long-term strategic nature. Management anticipates that the reorganization of its operations into more natural and cohesive business segments will improve customer focus and optimize its selling efforts, thereby leading to faster growth. In addition, management expects to benefit from more meaningful analyses of operations due to the more rational organization of the business. The reorganization will also allow the Company to eliminate redundant overhead costs. While costs have already been reduced by the actions taken in the fourth quarter of 1998, as discussed below, most of the savings will not be realized until the year 2000 and beyond due to certain offsetting implementation costs as well as the transition time necessary to fully establish the new organizational structure. The anticipated impact on sales and income from continuing operations in fiscal 2000 is not yet known. The Company expects to complete the reorganization plan by the end of fiscal 1999.

In conjunction with this reorganization, the Company recorded charges in the fourth quarter of 1998 of approximately $22.1 million, of which $13.6 million related to inventory obsolescence costs and $4.1 million related to the impairment of goodwill. The remaining charges totaled approximately $4.4 million, of which approximately $1.0 million related to the planned closure of the Company's operations in Australia, which was completed in June 1999. The remaining $3.4 million is related to severance costs for 62 domestic employees. Of this severance accrual, approximately $1.5 million has been paid as of June 30, 1999, and a substantial amount of the remaining accrual will be paid by year-end. The accrued amounts will be paid from cash on hand and from cash flows generated from the Company's operations.

Also in conjunction with the Company's reorganization announced in the fourth quarter of 1998, management accelerated the transition of certain older generation inventory models to newer inventory models within the same lines of products that are manufactured and sold by the Company.


9.   Subsequent Events

On April 5, 1999, the Company announced a definitive agreement to merge with a corporation formed by Welsh, Carlson, Anderson & Stowe ("WCAS"), a New York-based private investment firm. The Company's shareholders voted to approve the merger at a special meeting held on July 22, 1999 and the merger was completed the same day. The transaction was structured to be accounted for as a recapitalization. Under the terms of the merger agreement, shareholders received $18.50 in cash per common share.

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


9.   Subsequent Events - (Continued)

The Company borrowed and then distributed approximately $240.0 million to the former shareholders. Additional equity investments by the new owners totaled approximately $145.0 million. The $240.0 million in borrowings consisted of the following: (1) $160.0 million subordinated unsecured "Sponsor" notes due 2009, bearing interest at 10.0%, (2) a $75.0 million Tranche A term loan due June 2004, payable in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest at prime plus 1.75 percent and (3) $5.0 million in borrowings under a $50.0 million revolving credit facility providing for borrowing rate options including variable rates at prime plus 1.75 percent.

As a result of the merger, WCAS became a majority owner of the Company with a 93.5% ownership. Convergent Equity Partners, L.P, a Dallas-based private investment firm, purchased approximately 6.5% of the Company's post-merger capital stock.

On July 6, 1999, the Company signed a non-binding expression of interest for the sale of the Company's community banking and data center operations to Jack Henry & Associates ("Jack Henry") for approximately $50.0 million in cash and the assumption of certain liabilities. The Company will record a gain from the sale, based on the final terms of the sales agreement, upon completion of the transaction, which is expected to occur in the third quarter of 1999.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Results of Operations


Comparison of Three Months Ended June 30, 1999 and Three Months Ended June 30,
------------------------------------------------------------------------------
1998
----

Total revenue of $148.7 million for the second quarter of 1999 increased $2.8 million or 1.9% compared to the second quarter of 1998. Revenue from sales of equipment and software increased $9.3 million primarily due to increased shipments of financial transaction and document management systems to worldwide customers and increased Plexus software sales. Revenue from maintenance and other services decreased $6.5 million from the prior period due to the expiration of some large contracts that were not renewed and to the expiration of some maintenance contracts on older document processing systems.

Gross profit of $38.1 million for the second quarter of 1999 declined $1.9 million from the second quarter of 1998. For equipment and software, gross profit of $31.2 million represented a $7.5 million increase over the corresponding prior year quarter and a 5.4% improvement in the gross margin as a percentage of sales for the same period. The increase was due primarily to increased sales of higher margin products. Gross profit of $6.9 million for maintenance and other services declined by $9.4 million from the corresponding prior year quarter due primarily to the lower revenue and to the continued effects of lower margins on computer and network services' revenue compared to traditional products' revenue.

Operating expenses in the second quarter of 1999 totaled $26.7 million, decreasing by $0.4 million from the second quarter of 1998. Product development expenses of $4.5 million decreased $0.7 million primarily due to a reduction in the development work on new products during the second quarter of 1999. Sales and marketing expenses of $13.0 million were comparable to the corresponding prior year quarter. General and administrative expenses of $7.9 million increased $0.6 million primarily due to the amortization of costs incurred in the implementation of a new internal information system, which became operational in July 1998. The decrease in goodwill amortization from the corresponding prior year quarter was due to the $4.1 million write-off of impaired goodwill in the fourth quarter of 1998.

Interest income for the second quarter of 1998 was $0.6 million lower primarily due to the investment of excess cash from the proceeds of the $150.0 million debt offering in the second quarter of 1998.

Interest expense of $3.0 million increased from $1.3 million in the second quarter of 1998 primarily due to the $150.0 million of 7.50% Senior Notes which, in May 1998, replaced $105.0 million of bank debt with a lower effective interest rate.

Sundry income for the second quarter of 1999 increased $0.9 million primarily due to larger foreign currency transaction losses in the corresponding prior year quarter.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                             Results of Operations


Comparison of Three Months Ended June 30, 1999 and Three Months Ended June 30,
------------------------------------------------------------------------------
1998 - (Continued)
------------------

The current quarter income tax provision decreased by $1.0 million, compared to the corresponding prior year quarter, due to a similar decrease in pre-tax income.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


                             Results of Operations


Comparison of Six Months Ended June 30, 1999 and Six Months Ended June 30, 1998
-------------------------------------------------------------------------------

Total revenue of $297.5 million for the first half of 1999 increased $9.2 million or 3.2% compared to the first half of 1998. Revenue from sales of equipment and software increased $16.3 million primarily due to an increase in sales of large-scale financial transaction processing systems. Revenue from maintenance and other services decreased $7.1 million from the prior period primarily due to the expiration of some large service contracts that were not renewed and to the expiration of some maintenance contracts on older document processing systems.

Total gross profit of $76.7 million for the first half of 1999 decreased $5.3 million or 6.4% compared to the first half of 1998. For equipment and software, gross profit of $54.8 million represented a $7.6 million increase over the corresponding prior year first half and reflected a 5.2% improvement in the gross margin as a percentage of sales for the same period. The increase was due primarily to stronger sales of higher margin products. Gross profit of $21.9 million for maintenance and other services declined by $12.8 million from the corresponding prior year first half due primarily to the lower revenue and to the continued effects of lower margins on computer and network services' revenue compared to traditional products' revenue.

Operating expenses in the first half of 1999 totaled $54.8 million, an increase of $2.6 million from last year's first half. Product development expenses of $8.7 million decreased $0.5 million primarily due to a reduction in the development work on new products during the first half of 1999. Sales and marketing expenses of $26.4 million increased by $0.6 million due to the higher level of operating activities. General and administrative expenses increased $2.9 million to $17.1 million primarily due to the amortization of costs incurred in the implementation of a new internal information system which became operational in July 1998. The decrease in goodwill amortization from the corresponding prior year first half was due to the $4.1 million write-off of impaired goodwill in the fourth quarter of 1998.

Interest income of $0.9 million for the first half of 1999 was $0.7 million lower than the prior year's first half, primarily due to the investment of excess cash from the proceeds of the $150.0 million debt offering in the second quarter of 1998.

Interest expense of $6.0 million increased from $3.1 million in the first half of 1998 primarily due to the $150.0 million of 7.5% Senior Notes which, in May 1998, replaced $105.0 million of bank debt with a lower effective interest rate.

Sundry income for the first half of 1999 increased $0.3 million due primarily to larger foreign currency transaction losses in the corresponding prior year first half.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


                             Results of Operations


Comparison of Six Months Ended June 30, 1999 and Six Months Ended June 30, 1998
-------------------------------------------------------------------------------
- (Continued)
-------------

The current income tax provision decreased $3.8 million, compared to the corresponding prior year first half, due to a similar decrease in pre-tax income.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


                       Reorganization and Other Charges
                       --------------------------------


On October 26, 1998, BancTec announced a planned reorganization of its operations into two primary businesses Worldwide Financial Systems and Computer and Network Services. The purpose of the reorganization was to give greater visibility to the Company's computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. BancTec's new business structure is considered to be of a long-term strategic nature. Management anticipates that the reorganization of its operations into more natural and cohesive business segments will improve customer focus and optimize its selling efforts, thereby leading to faster growth. In addition, management expects to benefit from more meaningful analyses of operations due to the more rational organization of the business. The reorganization will also allow the Company to eliminate redundant overhead costs. While costs have already been reduced by the actions taken in the fourth quarter of 1998, as discussed below, most of the savings will not be realized until the year 2000 and beyond due to certain offsetting implementation costs as well as the transition time necessary to fully establish the new organizational structure. The anticipated impact on sales and income from continuing operations in fiscal 2000 is not yet known. The Company expects to complete the reorganization plan by the end of fiscal 1999.

In conjunction with this reorganization, the Company recorded charges in the fourth quarter of 1998 of approximately $22.1 million, of which $13.6 million related to inventory obsolescence costs and $4.1 million related to the impairment of goodwill. The remaining charges totaled approximately $4.4 million, of which approximately $1.0 related to the planned closure of the Company's operations in Australia, which was completed in June 1999. The remaining $3.4 million is related to severance costs for 62 domestic employees. Of this severance accrual, approximately $1.5 million has been paid as of June 30, 1999, and a substantial amount of the remaining accrual will be paid by year-end. The accrued amounts will be paid from cash on hand and from cash flows generated from the Company's operations.


                        Liquidity and Capital Resources
                        -------------------------------

On May 22, 1998, the Company sold $150.0 million of 7 1/2% Senior Notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998, the Senior Notes were registered as public debt. Proceeds of the offering were used to retire the Company's approximately $105.0 million of bank debt, with the remaining proceeds to be used for other general operating requirements.

Cash and cash equivalents as of June 30, 1999 decreased to $16.6 million from $25.3 million as of December 31, 1998 due primarily to purchases of property, plant and equipment of $22.7 million and to the repayment of $5.0 million on unsecured foreign lines of credit, offset by cash flows provided by operating activities of $22.0 million.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


                 Liquidity and Capital Resources - (Continued)
                 ---------------------------------------------

Cash provided by operations decreased to $22.0 million for the first half of 1999 from $27.7 million for the first half of 1998 primarily due to a decrease in net income of $7.3 million. Also contributing to the decrease were the following: a decrease in accounts receivable of $1.1 million and a $10.7 million increase in inventory, partially offset by an increase in accounts payable of $1.7 million and an increase in deferred revenue of $6.1 million.

At June 30, 1999, the Company had the following debt instruments in place: 1) $150.0 million in 7 1/2% Senior Notes due 2008, 2) Revolving Credit Facility, 3) Unsecured Foreign Lines of Credit, and 4) Uncommitted Domestic Lines of Credit. The Company had no outstanding balances on the revolving credit facility, the uncommitted domestic lines of credit or the unsecured foreign lines of credit as of June 30, 1999. As of June 30, 1999, the Company had available borrowing capacity of $70 million under the revolving credit facility and $60 million under the domestic lines of credit. These lines had a maximum term of 30 days. The weighted average interest rates on the unsecured foreign lines of credit and on domestic borrowings were 1.4% and 6.7%, respectively, at June 30, 1999. There was no weighted average interest rate on the revolving credit facility.

On April 5, 1999, the Company announced a definitive agreement to merge with a corporation formed by Welsh, Carlson, Anderson & Stowe ("WCAS"), a New York-based private investment firm. The Company's shareholders voted to approve the merger at a special meeting held on July 22, 1999 and the merger was completed the same day. The transaction was structured to be accounted for as a recapitalization. Under the terms of the merger agreement, shareholders received $18.50 in cash per common share.

The Company borrowed and then distributed approximately $240.0 million to the former shareholders. Additional equity investments by the new owners totaled approximately $145.0 million. The $240.0 million in borrowings consisted of the following: (1) $160.0 million subordinated unsecured "Sponsor" notes due 2009, bearing interest at 10.0%, (2) a $75.0 million Tranche A term loan due June 2004, payable in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest at prime plus 1.75 percent and (3) $5.0 million in borrowings under a $50.0 million revolving credit facility which provides for borrowing rate options including variable rates at prime plus 1.75 percent. The Company believes that it has sufficient financial resources available to support its requirements to fund operations, and is not aware of any undisclosed trends, demands or commitments that would have a material adverse impact on the Company's long or short-term liquidity.

On July 6, 1999, the Company signed a non-binding expression of interest for the sale of the Company's community banking and data center operations to Jack Henry for approximately $50.0 million in cash and the assumption of certain liabilities. The transaction is expected to close in the third quarter of 1999. The Company will record a gain from the sale, based on the final terms of the sales agreement, upon completion of the transaction, which is expected to occur in the third quarter of 1999.

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

The Company's backlog of orders scheduled for delivery over the next twelve-month period decreased 3.8% to $84.7 million compared to $88.0 million at December 31, 1998, primarily as a result of lower international orders for large systems. The Company's backlog excludes contracts for recurring equipment and software maintenance, as well as orders slated for immediate delivery.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


                 Liquidity and Capital Resources - (Continued)
                 ---------------------------------------------


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in the market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by the Company in the first quarter of the year ending December 31, 2001. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

Inflation has not had a material effect on the operating results of the Company.


                               Year 2000 Issues
                               -----------------

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

Y2K issues impact the Company and all companies in the industries in which the Company operates. In fact, Y2K impacts nearly all organizations and has become a societal issue due to the pervasive use of computer technology. BancTec is both a user and supplier of technology products potentially affected by Y2K. While simple to understand, Y2K issues are more difficult to address. The difficulty arises from the following: (1) large numbers of systems, applications and software involved, (2) vast archives of data created by computer programs, and
(3) large numbers of interdependent computer systems from different manufacturers.

During 1998, the Company developed a master plan (the "Plan") to assess and address potential risks it faces as a result of Y2K issues. The plan provides strategic guidance for all products, services, systems, relationships, and infrastructure components that may encounter a Y2K issue. The Plan sets forth objectives, scope, responsibilities, and guidelines for project management, testing, reporting, documentation and audit. The project was sub-divided into approximately 20 major projects throughout the Company. A corporate Y2K compliance team was formed to assist these various project teams in implementing their individual Y2K plans under the master plan. The compliance team reports to a senior officer of the Company. Y2K project teams report their progress monthly to senior management. About 100 BancTec personnel are members of Y2K project teams.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


                        Year 2000 Issues - (Continued)
                        ------------------------------


During the third quarter of 1998, the Company completed the implementation of an enterprise resource planning information system, for use in all of the Company's domestic operations, which is represented to be Y2K compliant by SAP America, Inc. ("SAP"), the software vendor. The implementation of this system and related activities cost approximately $31.1 million, which cannot reasonably be allocated to the portion attributable to Y2K issues. SAP replaced accounting, manufacturing, purchasing, sales and distribution, and human resources systems. A new customer service call management system that interfaces with SAP is being implemented in 1999. The call management system will cost about $1.2 million, and the portion attributable to Y2K issues is not identifiable. Internationally, the Company has implemented or is implementing Y2K compliant management information systems and call management systems, the costs of which are included in the following paragraph.

Implementation of the remainder of the Y2K master plan is estimated to cost $8.2 million, of which $4.0 million relates to non-recurring internal (mostly non-incremental) employee costs. Another $3.0 million is anticipated primarily for new systems and upgrades. The remaining $1.2 million relates to incremental costs of software, consultants, and other Y2K-related expenses. Of these costs, the largest remaining expenditure is the potential replacement of non-compliant personal computers, which is not expected to exceed $1.5 million. This estimate does not include all internal costs of employees working on Y2K issues as these costs are not tracked separately. Many systems, including the aforementioned personal computers, may or may not have been replaced/upgraded in the absence of the Y2K problem. These cost estimates are based on current information and subject to change should conditions vary.

The Company has organized the overall project into five phases (awareness, assessment, resolution, testing, and implementation) which are at various stages of completion. Overall, the Company believes it is approximately 92% complete with the execution of the plan as of July 29, 1999 and anticipates full implementation of mission-critical project tasks by October 31, 1999. Nevertheless, the Company expects some level of project activity to continue into the year 2000, including possible implementation of non-mission-critical items and ongoing customer support.

BancTec launched its Year 2000 web pages at www.banctec.com on December 21, 1998. The purpose of the Company's Y2K pages is to communicate relevant, reliable and consistent Y2K information to customers, vendors, employees, regulators, investors and other interested parties. The web pages include the status of about 150 BancTec products, plus frequently asked questions, a worldwide contact list, and links to other Y2K web resources.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                        Year 2000 Issues - (Continued)
                        ------------------------------


The process of ensuring that the Company's major vendors are addressing their Y2K concerns is ongoing and substantially complete. Virtually all vendors (over 1,000) and key customers are being evaluated and no significant concerns have been identified. Alternate vendors and strategies have been considered and will be implemented if necessary.

Notwithstanding the Company's Y2K compliance efforts to date and in the future, achieving Y2K compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's systems or the systems of one or more significant customers, vendors, or suppliers fail to achieve Y2K compliance, the Company's business and financial condition could be materially adversely affected. Some inherent risks of which the Company is aware and managing include, but are not limited to, the following: on-time completion, litigation, integration and complexity of data and telecommunications networks, and validity of individual test plans and results.

The Company is developing contingency plans for mission critical areas that might be affected by Y2K issues and expects to finalize these plans during the third quarter of 1999. A major portion of these plans will likely pertain to rapid response teams and the teams' availability to support customer systems if necessary and to revert to manual processing where feasible.


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

International Activities

The Company's international operations have provided a significant part of the Company's growth during recent fiscal years. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any adverse change in one or more of these factors could have a material adverse effect on the Company.

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

Impact of Merger with WCAS

As a result of the merger with WCAS, the Company incurred additional debt of approximately $240.0 million, and entered into a revolving credit facility for up to $50.0 million. The increased debt levels at higher interest rates than rates on previous debt levels result in a more highly leveraged financial position for the Company. Other than increased interest expense, management does not anticipate any impact on operations as a result of the merger. Income from operations is expected to be sufficient to service the debt and interest payments thereon.

                                 BANCTEC, INC.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to certain market risks primarily related to fluctuations in interest rates.

As of June 30, 1999, the Company had outstanding long-term debt of $150.0 million in Senior Notes issued in U.S. dollars at a fixed annual interest rate of 7 1/2%. Interest is due and payable in semi-annual installments which began December 1, 1998. The notes mature on June 1, 2008. The fair market value of the Senior Notes as of June 30, 1999 approximates its carrying value. After the merger, the Company put the following additional debt in place: (1) $160.0 million subordinated unsecured "Sponsor" notes due 2009, bearing interest at 10.0% and (2) a $75.0 million Tranche A term loan due June 2004, payable in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest at prime plus 1.75 percent. A $50.0 million revolving credit facility providing for borrowing rate options including variable rates at prime plus 1.75 percent was also obtained.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks and generally consist of interest rate swap and/or interest rate cap agreements. There were no such instruments in place at June 30, 1999.

                                    PART II
                                 BANCTEC, INC.


Item 1.   Legal Proceedings
          -----------------

Four lawsuits were filed by alleged stockholders of the Company relating to the proposed merger of the Company with Colonial Acquisitions Corp. ("Colonial"), a corporation created by Welsh, Carson, Anderson & Stowe. All four lawsuits were filed in the Chancery Court for New Castle County, Delaware. The parties have agreed to consolidate the four actions into a single consolidated civil action. The lawsuit names the Company, its directors and Colonial as defendants. The plaintiffs seek to represent a purported class of all public holders of the Company's common stock.

The action alleges, among other things, that the directors of the Company breached their fiduciary duties to the Company's stockholders by approving the merger. In particular, the action alleges that the directors allowed the stock price to be capped, depriving the plaintiffs of an opportunity to realize an increase in the value of the Company's common stock, that the terms of the transaction were not the result of an auction process or "active market check" and that the merger consideration is inadequate. The lawsuit seeks, among other things, preliminary and permanent injunctive relief prohibiting consummation of the merger, unspecified damages, attorneys' fees and other relief.

On July 9, 1999, counsel for the parties to the action executed a Memorandum of Understanding contemplating the settlement of all claims asserted. The parties are currently negotiating a final Stipulation and Agreement of Compromise Settlement and Release. The settlement amount is not expected to be material to the Company's consolidated financial statements.

Item 2.   Changes in Securities
          ---------------------

          NONE

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          NONE

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

          A special meeting of the stockholders of BancTec, Inc. was held on July 22, 1999. The following item was voted upon:

                Proposal to approve the merger of BancTec, Inc. with WCAS
                For:        14,686,213
                Against:       229,227
                Abstain:        14,627

                                    PART II
                                 BANCTEC, INC.


Item 5.   Other Information
          -----------------

          NONE


Item 6.   Exhibits and Reports on Form 8-K - (Continued)
          ----------------------------------------------

          a)  Exhibits

              27.0 Financial Data (Electronic Filing Only)

          b)  Reports on Form 8-K

              On June 21, 1999, the Company filed a Form 8-K concerning the sale of 6.5% of the Company's post-merger capital stock to Convergent Equity Partners, L.P., a Dallas-based private investment firm.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               BANCTEC, INC.




                               /s/ Scott J. Wilson
                               -------------------------
                               Scott J. Wilson
                               Vice President, Controller and
                                 Assistant Treasurer


Dated:  August 12, 1999