Form 10-Q
period 1999-09-30
BANCTEC INC
filed 1999-11-15
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No_____
                                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
          Class                                    November 10, 1999
          -----                                    -----------------

      Class A Common                                   7,246,865
      Class B Common                                     590,973

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                ASSETS
                                                                              September 30,         December 31,
                                                                                  1999                 1998
                                                                              -------------         ------------
                                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents (includes restricted cash of $5,507 at
     September 30, 1999)                                                      $      15,714         $     25,313
   Short-term investments                                                               423                  837
   Accounts receivable, less allowance for doubtful accounts of
     $7,358 at September 30, 1999 and $10,758 at December 31, 1998                  162,995              166,554
   Inventories                                                                       91,788               66,590
   Current deferred tax asset                                                        27,912               27,912
   Other                                                                             10,731                9,157
                                                                              -------------         ------------
               TOTAL CURRENT ASSETS                                                 309,563              296,363
PROPERTY, PLANT AND EQUIPMENT  - NET                                                124,431              122,723
GOODWILL, less accumulated amortization of
   $24,887 at September 30, 1999 and $30,205 at December 31, 1998                    58,359               60,818
OTHER ASSETS                                                                         15,739               13,133
NET ASSETS OF DISCONTINUED OPERATIONS                                                     -               34,425
                                                                              -------------         ------------
TOTAL ASSETS                                                                  $     508,092         $    527,462
                                                                              =============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                                                $       1,299         $      5,024
   Current maturities of long-term debt                                               4,298                  878
   Trade accounts payable                                                            17,775               23,052
   Other accrued expenses and liabilities                                            73,225               76,267
   Deferred revenue                                                                  29,906               31,519
   Income taxes                                                                       9,955                8,068
                                                                              -------------         ------------
               TOTAL CURRENT LIABILITIES                                            136,458              144,808
LONG-TERM DEBT, less current maturities                                             351,250              150,352
OTHER LIABILITIES                                                                    15,773               12,221
STOCKHOLDERS' EQUITY:
   Common stock-authorized, 7,838,000 and 45,000,000 shares of $0.01 par value at September 30, 1999 and December 31, 1998, respectively:
     Common - issued and outstanding 19,373,000 at December 31, 1998                      -                  194
     Class A - issued and outstanding 7,247,000 at September 30, 1999                    72                    -
     Class B - issued and outstanding 591,000 at September 30, 1999                       6                    -
   Additional paid-in capital                                                       (64,673)             170,316
   Retained earnings                                                                 72,737               54,934
   Foreign currency translation adjustments                                          (3,531)              (3,736)
   Unearned compensation                                                                  -               (1,627)
                                                                              -------------         ------------
               TOTAL STOCKHOLDERS' EQUITY                                             4,611              220,081
                                                                              -------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     508,092         $    527,462
                                                                              =============         ============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                       --------------------------------      -------------------------------
                                                           1999                 1998             1999                1998
                                                           ----                 ----             ----                ----
REVENUE:
   Equipment and software                              $   64,729           $    74,829      $   209,906         $   200,087
   Maintenance and other services                          62,225                71,701          197,364             213,570
                                                       ----------           -----------      -----------         -----------
                                                          126,954               146,530          407,270             413,657

COST OF SALES:
   Equipment and software                                  41,082                52,716          136,845             137,535
   Maintenance and other services                          55,108                55,437          168,249             162,897
                                                       ----------           -----------      -----------         -----------
                                                           96,190               108,153          305,094             300,432
                                                       ----------           -----------      -----------         -----------
GROSS PROFIT                                               30,764                38,377          102,176             113,225

OPERATING EXPENSES:
   Product development                                      3,947                 4,798           11,291              13,287
   Selling, general & administrative                       25,459                19,578           64,976              53,227
   Goodwill amortization                                      942                 1,108            2,782               3,276
                                                       ----------           -----------      -----------         -----------
                                                           30,348                25,484           79,049              69,790
                                                       ----------           -----------      -----------         -----------
INCOME FROM OPERATIONS                                        416                12,893           23,127              43,435

OTHER INCOME (EXPENSE):
   Interest income                                            176                   512              432               1,087
   Interest expense                                        (8,416)               (2,901)         (14,422)             (5,507)
   Sundry-net                                                 375                 1,153              654               1,115
                                                       ----------           -----------      -----------         -----------
                                                           (7,865)               (1,236)         (13,336)             (3,305)
                                                       ----------           -----------      -----------         -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                          (7,449)               11,657            9,791              40,130

INCOME TAX PROVISION (BENEFIT)                             (2,756)                4,196            3,623              14,447
                                                       ----------           -----------      -----------         -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                              (4,693)                7,461            6,168              25,683
                                                       ----------           -----------      -----------         -----------
DISCONTINUED OPERATIONS - Note 9
   Loss from operations                                    (1,416)                 (330)          (2,245)             (1,252)
   Income tax benefit                                         523                   119              830                 451
                                                       ----------           -----------      -----------         -----------
   Net loss from operations                                  (893)                 (211)          (1,415)               (801)

   Gain on disposal                                        20,714                     -           20,714                   -
   Income tax provision                                     7,664                     -            7,664                   -
                                                       ----------           -----------      -----------         -----------
   Net gain on disposal                                    13,050                     -           13,050                   -
                                                       ----------           -----------      -----------         -----------
   Net gain (loss) from discontinued operations            12,157                  (211)          11,635                (801)
                                                       ----------           -----------      -----------         -----------
NET INCOME                                             $    7,464           $     7,250      $    17,803         $    24,882
                                                       ==========           ===========      ===========         ===========
INCOME FROM CONTINUING
   OPERATIONS PER SHARE:

              Basic                                                         $      0.37                          $      1.23
              Diluted                                                       $      0.37                          $      1.23

NET INCOME PER SHARE:

              Basic                                                         $      0.36                          $      1.19
              Diluted                                                       $      0.36                          $      1.19

COMMON SHARES AND COMMON
   SHARE EQUIVALENTS USED IN
   COMPUTING PER SHARE AMOUNTS:

              Basic                                                              20,286                               20,839
              Diluted                                                            20,286                               20,861

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                   September 30,      September 30,
                                                                                  ---------------------------------
                                                                                       1999                1998
                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                                          $      6,168        $     25,683
   Adjustments to reconcile net income to cash flows
     provided by operating activities:
         Depreciation and amortization                                                  32,393              31,911
         Disposition of property, plant and equipment                                    1,141               2,522
         Other non-cash items                                                            1,993              (1,619)
         (Increase) decrease in accounts receivable                                      3,559             (19,168)
         (Increase) decrease in inventories                                            (26,554)              1,066
         (Increase) decrease in other assets                                             4,912              (6,131)
         Increase (decrease) in trade accounts payable                                  (5,277)              4,801
         Increase (decrease) in deferred revenue                                        (1,613)                745
         Increase (decrease) in other accrued expenses
            and liabilities                                                             (5,267)             10,811
                                                                                  ------------        -------------

               CASH FLOWS PROVIDED BY OPERATING
                    ACTIVITIES                                                          11,455              50,621

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (31,192)            (39,371)
   Purchase of businesses, net of cash acquired                                           (779)             (2,041)
   Proceeds from sale of community banking business                                     50,000                   -
   Cash flows from discontinued community banking business                               3,724              (6,388)
   Investment in unconsolidated subsidiary                                              (2,375)                  -
                                                                                  ------------        ------------

                CASH FLOWS PROVIDED BY (USED IN)
                   INVESTING ACTIVITIES                                                 19,378             (47,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
      capital lease obligations                                                           (682)            (11,713)
   Proceeds from long-term borrowings                                                  228,851             139,442
   Payments on long-term borrowings                                                    (30,000)                  -
   Net payments on short-term borrowings                                                (3,585)            (79,750)
   Repurchase of common stock                                                         (369,521)            (46,311)
   Net proceeds from sales and issuance of common stock                                134,543               3,531
                                                                                  ------------        ------------

               CASH FLOWS PROVIDED BY (USED IN)
                    FINANCING ACTIVITIES                                               (40,394)              5,199

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (38)              1,616
                                                                                  ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (9,599)              9,636

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          25,313              21,683
                                                                                  ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     15,714        $     31,319
                                                                                  ============        ============

SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
        Interest                                                                  $     10,406        $      2,898
        Income taxes                                                                    10,829               9,236

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of presentation and other accounting information

The accompanying unaudited balance sheet at September 30, 1999, and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1999 and 1998 should be read in conjunction with BancTec, Inc. ("BancTec" or the "Company") consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations.

Basic net income per share for 1998 is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted to reflect the assumed exercise of all outstanding stock options which are dilutive. Earnings per share for periods presented after the July 22, 1999 merger with Welsh, Carson, Anderson, & Stowe VIII L.P. ("WCAS") are not presented as the Company's common stock is no longer publicly traded.

The Company's revenue recognition policies for its principal sources of revenue are as follows:

Equipment and software sales--Revenue from sales of established products is recognized upon shipment of completed product in conformity with certain provisions of AICPA Statement of Position No. 97-2, "Software Revenue Recognition." Revenue for new products is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for under the completed contract method in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts." Under such contracts, the excess of engineering costs and other related miscellaneous equipment costs over advance billings on such contracts are recorded in current assets. All customer contract costs, including equipment and software, are charged to cost of sales at the time the related revenue is recognized.

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

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

1.    Basis of presentation and other accounting information-(continued)

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in the market value being charged against earnings in each period. SFAS No. 133 will be effective and adopted by the Company in the first quarter of the year ending December 31, 2001. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

Effective September 1, 1999, BancTec sold substantially all of the net assets of its community banking business to Jack Henry and Associates ("JHA"). For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, the financial statements have been restated in accordance with APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unused and Infrequently Occurring Events and Transactions."

Certain amounts have been reclassified to conform with the current year presentation.


2.    Inventories consisted of the following:

                                               September 30,     December 31,
                                                   1999              1998
                                                   ----              ----
                                                        (In thousands)
    Raw materials                              $     29,886      $    27,840
    Work-in-progess                                   6,341            3,830
    Finished goods                                   55,561           34,920
                                               ------------      -----------
                                               $     91,788      $    66,590
                                               ============      ===========

In conjunction with the Company's reorganization announced in the fourth quarter of 1998, BancTec wrote off $13.4 million of inventory determined to be in excess of future usage needs, and therefore, not realizable. The excess inventory was moved to a separate facility and the sale of the salvageable inventory for approximately $0.2 million scrap value was completed in July 1999. (See Note 10-Reorganization and Other Charges).

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


3.    Property, plant and equipment consisted of the following:

                                                               September 30,        December 31,
                                                                   1999                 1998
                                                                   ----                 ----
                                                                         (In thousands)
    Land                                                      $      2,860         $       3,030
    Field support spare parts                                      111,904               102,262
    Systems and software                                            60,376                53,150
    Machinery and equipment                                         54,410                53,436
    Furniture, fixtures and other                                   26,182                23,151
    Building                                                        29,579                28,848
                                                              ------------         -------------
                                                                   285,311               263,877
    Accumulated depreciation                                      (160,880)             (141,154)
                                                              ------------         -------------
                                                              $    124,431         $     122,723
                                                              ============         =============

4.    Other accrued expenses and liabilities consisted of the following:

                                                               September 30,        December 31,
                                                                   1999                 1998
                                                                   ----                 ----
                                                                         (In thousands)
    Salaries, wages and other compensation                    $     17,999          $     19,105
    Advances from customers                                         12,923                 9,479
    Accrued taxes, other than income taxes                           5,231                 5,918
    Accrued invoices and costs                                      10,493                 8,545
    Accrued interest payable                                         4,300                   969
    Accrued reorganization costs                                     1,870                 3,879
    Other                                                           20,409                28,372
                                                              ------------          ------------
                                                              $     73,225          $     76,267
                                                              ============          ============


5.    Debt

At September 30, 1999, the Company had the following debt instruments in place:
1) $150.0 million in Senior Notes due 2008 at a fixed annual interest rate of 7.5%, 2) $45.0 million Tranche A Term Loan due June 2004, payable in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest, at the Company's option, of either LIBOR plus 2.75% or prime plus 1.75%, 3) $160.0 million Subordinated Unsecured "Sponsor" Notes due 2009, bearing interest at 10.0%, 4) $50.0 million Revolving Credit Facility, providing for borrowing, at the Company's option, of either LIBOR plus 2.75% or prime plus 1.75%, and 5) Unsecured Foreign Lines of Credit. The Company had outstanding borrowings of $1.3 million under the revolving credit facility at September 30, 1999 at 10.0%. The Company had no outstanding borrowing on the unsecured foreign lines of credit as of September 30, 1999. The weighted average interest rate on the unsecured foreign lines of credit was 1.3% at September 30, 1999.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

6.    Comprehensive Income

For the Company, comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the quarter and nine months ended September 30, 1999 and 1998 are as follows:

                                                Three Months Ended September 30,      Nine Months Ended September 30,
                                                --------------------------------      -------------------------------
                                                      1999            1998                  1999             1998
                                                      ----            ----                  ----             ----
                                                         (In thousands)                         (In thousands)
    Net income                                  $       7,464    $      7,250         $      17,803    $      24,882
    Foreign currency translation adjustments            2,079             657                   205            1,568
                                                --------------   -------------        --------------   --------------
          Total comprehensive income            $       9,543    $      7,907         $      18,008    $      26,450
                                                ==============   =============        ==============   ==============


7.    Business Segment Data

As of December 31, 1998, BancTec adopted SFAS No. 131, which requires disclosure of business segment data in accordance with the "management approach." The Company's operations historically have been organized into three business segments as follows: Manufacturing and Supplies, US Maintenance and Service, and Worldwide Systems. In the 1998 fourth quarter, the Company announced a reorganization of its operations and began to manage its business in three segments as follows: North American Systems ("NAS"), Computer and Network Services ("CNS"), and International Systems ("INTLS"). North American Systems and International Systems comprise Worldwide Financial Systems. Operations for North American Systems primarily include the manufacture, installation, and maintenance of transaction processing systems in North America. The operations of International Systems primarily include the installation and maintenance of transaction processing systems outside North America. The operations of Computer and Network Services primarily include personal computer repair services in the United States. Segment data for the new segments are primarily available only for periods beginning after December 31, 1998. However, revenues are available for 1998. Accordingly, segment data has also been presented for the historical segments as supplemental comparative information. Information in both tables is reported in thousands.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

                                                                   Current Segments
                                  ---------------------------------------------------------------------------------
                                   North American  Computer & Net-   International     Corp/Other/
                                      Systems       work Services       Systems       Eliminations       Total
                                  ---------------  ---------------  ---------------  --------------- --------------
For the three months ended
   September 30, 1999
Revenues from
   external customers             $     53,860     $     24,954     $     48,140               -      $   126,954
Intersegment
   revenues                             20,889               53            1,525         (22,467)               -
Segment operating
   income (loss)                        11,615           (3,320)           5,364         (13,243)             416
Segment identifiable
   assets                              234,009           63,896          122,655          87,532          508,092
For the nine months ended
   September 30, 1999
Revenues from
   external customers             $    190,433     $     85,072     $    131,765     $         -      $   407,270
Intersegment
   revenues                             50,872              (83)           3,497         (54,286)               -
Segment operating
   income (loss)                        36,604           (2,666)          14,730         (25,541)          23,127
Segment identifiable
   assets                              234,009           63,896          122,655          87,532          508,092

For the three months ended
   September 30, 1998
Revenues from
   external customers             $     73,861     $     30,718     $     41,951     $         -      $   146,530

For the nine months ended
   September 30, 1998
Revenues from
   external customers             $    209,837     $     91,356     $    112,464     $         -      $  413,657

                                 BANCTEC, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


                                                                 Historical Segments
                                  ---------------------------------------------------------------------------------
                                   Manfacturing     US Maintenance     Worldwide      Corporate/
                                   and Supplies      and Service        Systems      Eliminations        Total
                                  ---------------  ---------------  --------------- ---------------  --------------
For the three months ended
   September 30, 1999
Revenues from
   external customers               $      9,898     $     49,853     $    67,203     $          -     $    126,954
Intersegment
   revenues                               14,269               13           8,185          (22,467)               -
Segment operating
   income (loss)                           3,082            2,743           7,834          (13,243)             416
Segment identifiable
   assets                                 64,419          139,610         216,531           87,532          508,092
For the three months ended
   September 30, 1998
Revenues from
   external customers               $     12,341     $     59,722     $    74,467     $          -     $    146,530
Intersegment
   revenues                               12,918                -           1,257          (14,175)               -
Segment operating
   income (loss)                           2,855           10,670           5,629           (6,261)          12,893
Segment identifiable
   assets                                 69,603          143,833         192,339          136,866          542,641

For the nine months ended
   September 30, 1999
Revenues from
   external customers               $     36,596     $    160,892     $   209,782     $          -     $    407,270
Intersegment
   revenues                               41,669               13          12,604          (54,286)               -
Segment operating
   income (loss)                          11,004           15,757          21,907          (25,541)          23,127

For the nine months ended
   September 30, 1998
Revenues from
   external customers               $     36,642     $    178,988     $   198,027     $          -     $    413,657
Intersegment
   revenues                               36,911                -           5,801          (42,712)               -
Segment operating
   income (loss)                           7,174           35,823          10,993          (10,555)          43,435

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


8.      Merger

On July 22, 1999, the merger of BancTec with Colonial Acquisition Corp. ("Colonial") was completed. BancTec is the surviving entity. Colonial, created only to engage in the merger, was organized and owned 93.5% by WCAS, a private investment partnership. Convergent Equity Partners L.P. ("Convergent") owned approximately 6.5% of Colonial's capital stock prior to the merger. The above-named entities and related parties are now the sole shareholders of BancTec, with WCAS owning 7,246,865 shares of Class A common stock and Convergent owning 590,973 shares of Class B common stock.

The former BancTec shareholders received $18.50 per common share in cash, or approximately $360.2 million. Funding for the distribution to the former BancTec shareholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor notes, and the Revolving Credit Facility discussed in Note 5. The transaction was accounted for as a recapitalization in which the historical basis of the Company's assets and liabilities are not affected and no new goodwill related to the merger was created. In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to paid-in capital. Under the terms of the merger agreement, a Rabbi Trust in the approximate amount of $5.5 million was established for potential senior management separation payout pursuant to related employment agreements. The $5.5 million has been segregated as restricted cash. Under the agreements, certain BancTec executives are eligible to receive separation pay from one to three years after the merger date if certain separation criteria are met. BancTec expects to pay at least $3.4 million pursuant to the agreements, and accordingly, recorded a corresponding accrual in the third quarter. Merger-related fees totaling $17.3 million were paid to various organizations in conjunction with closing. Of this amount, $11.1 million was allocated to the capital portion of the transaction and reflected as a reduction in paid in capital, and $6.2 million was allocated to the Company's new debt instruments and will be amortized over their respective lives. Included in the above-referenced fees were payments to WCAS in the amount of $5.8 million and to Convergent in the amount of $0.2 million.


9.      Discontinued Operations

On September 9, 1999, BancTec sold substantially all of the net assets of its community banking business to JHA of Monett, Missouri. The Company received proceeds of $50.0 million from the sale and recorded a gain of approximately $20.7 million. For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation is made in accordance with APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unused and Infrequently Occurring Events and Transactions."

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


10.     Reorganization and Other Charges

In October 1998, BancTec announced the planned reorganization of its operations to give greater visibility to the Company's computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. In connection with this reorganization, the Company recorded charges of approximately $22.1 million in the fourth quarter of 1998. Of these charges, $13.6 million related to inventory obsolescence and $4.1 million related to the impairment of goodwill. The remaining charges totaled approximately $4.4 million, of which $1.0 million related to the planned closure of BancTec's operations in Australia which was completed in June 1999. The remaining $3.4 million is related to severance costs for 62 domestic employees. Of this severance accrual, approximately $1.6 million has been paid as of September 30, 1999, and the remaining $1.8 million will be paid in fiscal 2000. Of this amount, $1.4 million has been reclassified to a liability established for executive management's separation payout from the Rabbi Trust as discussed in Note 8. The accrued amounts will be paid from cash on hand and from cash flows generated from the Company's operations. While costs have already been reduced by the actions taken in the fourth quarter of 1998, most of the savings will not be realized until the year 2000 and beyond due to certain offsetting implementation costs as well as the transition time necessary to fully establish the new organizational structure. The anticipated impact on sales and income from continuing operations in fiscal 2000 is not yet known. The Company expects to complete the reorganization plan by the end of fiscal 1999.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations


Comparison of Three Months Ended September 30, 1999 and Three Months Ended
--------------------------------------------------------------------------
September 30, 1998
------------------

Total revenue for the 1999 third quarter was $127.0 million, down 13.3% from revenue of $146.5 million for the 1998 third quarter. Approximately half of the net decrease related to equipment and software and half to maintenance and other services. Revenue from combined North American Systems ("NAS") and Computer and Network Services ("CNS") operations declined 27.2% for the period, partially offset by a 14.8% increase in International Systems ("INTLS") revenue. The Company's equipment and software revenue growth was adversely affected by slower than expected rollouts of new products and by cautious market spending patterns related to Year 2000 ("Y2K") issues, specifically as they relate to purchases of integrated systems. Accordingly, management believes the revenue decrease is temporary in nature. Revenue declines experienced in maintenance and other services are mainly attributable to the non-renewal of some large contracts and the expiration of some maintenance contracts on older document processing systems.

Gross profit of $30.8 million for the quarter declined from the comparative prior year period by $7.6 million, which included a $1.5 million increase for equipment and software, offset by a $9.1 million decrease for maintenance and other services. The decline was due primarily to lower revenues, particularly in CNS, without corresponding decreases in fixed costs. The improved margin in equipment and software is primarily due to improved product mix. On a consolidated basis, continued quarter over quarter declines are not expected. Accordingly, management made no mitigating adjustments to the fixed cost structure to compensate for the temporary revenue decrease, particularly since a major equipment maintenance and installation project for Galileo International is expected to begin January 1, 2000. Management anticipates quarterly gross revenues related to the Galileo project to return CNS revenues to 1998 levels.

Operating expenses for the quarter totaled $30.3 million, increasing by $4.9 million from the prior year third quarter. Product development expenses declined from the comparative prior year period due to a reduction in new product development. Excluding one-time merger-related expenses of approximately $5.9 million, third quarter selling, general and administrative expenses remained flat for the comparative quarters. The merger related expenses are comprised primarily of employee compensation items including an acceleration of unearned stock compensation.

Interest expense of $8.4 million for the third quarter was $5.5 million higher than the comparative prior year quarter. The increase was principally due to the additional debt incurred by the Company effective July 22, 1999.

The current quarter income tax benefit of $2.8 million compares to a $4.2 million provision for the corresponding prior year quarter, due to a similar percentage change in pre-tax income.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations (Continued)


Comparison of Nine Months Ended September 30, 1999 and Nine Months Ended
------------------------------------------------------------------------
September 30, 1998
------------------

Total revenue for the nine months ended September 30,1999 was $407.3 million, down 1.5% from revenue of $413.7 million for the first nine months of 1998. Revenue gains of approximately $9.8 million in equipment and software were offset by revenue declines in maintenance and other services of approximately $16.2 million. Revenue from INTLS operations increased by 17.2% for the period, partially offset by a decline of 9.4% in the combined NAS and CNS operations. The Company's equipment and software business experienced revenue growth of approximately 4.9% for the period, slowed by the delay in product rollouts and by market spending cautions. Accordingly, management believes the revenue decrease is temporary in nature. Revenue declines experienced in maintenance and other services are mainly attributable to the non-renewal of some large contracts and the expiration of some maintenance contracts on older document processing systems.

Gross profit of $102.2 million for the nine months declined from the comparative prior year by $11.0 million, which included a $10.5 million increase for equipment and software, offset by a $21.5 million decrease for maintenance and other services. The decline was due primarily to lower revenues, particularly in CNS, without corresponding decreases in fixed costs. The improved margin in equipment and software is primarily due to improved product mix. On a consolidated basis, continued period over period declines are not expected. Based on management's belief that the current revenue and profit declines are temporary, management made no mitigating adjustments to the fixed cost structure to compensate for the revenue decrease, particularly since a major equipment maintenance and installation project for Galileo International is expected to begin January 1, 2000. Management anticipates revenues related to the Galileo project will return CNS revenues to 1998 levels.

Operating expenses for the nine months ended September 30, 1999 totaled $79.0 million, increasing by $9.3 million from the prior year period. Product development expenses declined from the comparative prior year period due to a reduction in new product development. Excluding $6.0 million in merger-related expenses, year-to-date selling, general and administrative expenses increased by $5.7 million, primarily due to the amortization of costs incurred in the implementation of a new internal information system which became operational in July 1998. The decrease in goodwill amortization compared to the first nine months of the prior year was due to the $4.1 million write-off of impaired goodwill in the fourth quarter of 1998.

Interest expense of $14.4 million for the first nine months was $8.9 million higher than the comparative prior year period. The increase was principally due to the additional debt incurred by the Company effective July 22, 1999, and to interest expense on $150.0 million of 7.5% Senior Notes issued in May 1998. The $150.0 million Senior Notes replaced $105.0 million of bank debt with a lower effective interest rate.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations (Continued)


Comparison of Nine Months Ended September 30, 1999 and Nine Months Ended
------------------------------------------------------------------------
September 30, 1998 - (Continued)
--------------------------------

Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes for the first nine months of 1999 was $3.6 million compared to $14.4 million for the first nine months of 1998. The change reflects a similar percentage change in pre-tax income.



                        Reorganization and Other Charges


In October 1998, BancTec announced the planned reorganization of its operations to give greater visibility to the Company's computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. In connection with this reorganization, the Company recorded charges of approximately $22.1 million in the fourth quarter of 1998. Of these charges, $13.6 million related to inventory obsolescence and $4.1 million related to the impairment of goodwill. The remaining charges totaled approximately $4.4 million, of which $1.0 million related to the planned closure of BancTec's operations in Australia which was completed in June 1999. The remaining $3.4 million is related to severance costs for 62 domestic employees. Of this severance accrual, approximately $1.6 million has been paid as of September 30, 1999, and the remaining $1.8 million will be paid in fiscal 2000. Of this amount, $1.4 million has been reclassified to a liability established for executive management's separation payout from the Rabbi Trust as discussed in Note 8. The accrued amounts will be paid from cash on hand and from cash flows generated from the Company's operations. While costs have already been reduced by the actions taken in the fourth quarter of 1998, most of the savings will not be realized until the year 2000 and beyond due to certain offsetting implementation costs as well as the transition time necessary to fully establish the new organizational structure. The anticipated impact on sales and income from continuing operations in fiscal 2000 is not yet known. The Company expects to complete the reorganization plan by the end of fiscal 1999.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                        Liquidity and Capital Resources


On May 22, 1998, the Company sold $150.0 million of 7 1/2% Senior Notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998, the Senior Notes were registered as public debt. Proceeds of the offering were used to retire the Company's approximately $105.0 million of bank debt, with the remaining proceeds used for other general operating requirements.

Cash and cash equivalents as of September 30, 1999 decreased to $15.7 million from $25.3 million as of December 31, 1998 due primarily to outflows for purchases of property, plant and equipment of $31.2 million, partially offset by cash provided by operations of $11.5 million. See also Note 8 "Merger" for additional information.

Cash provided by operations decreased to $11.5 million for the first nine months of 1999 from $50.6 million for the first nine months of 1998. The decrease primarily occurred as a result of higher inventories due to the combined effects of unanticipated revenue declines leading to inventory buildups and to ninety-day material purchase lead-times, exacerbated by customer shipment delays.

At September 30, 1999, the Company had the following debt instruments in place:
1) $150.0 million in 7.5% Senior Notes due 2008, 2) $45.0 million Tranche A Term Loan due June 2004, (3) $160.0 million Subordinated Unsecured "Sponsor" Notes due 2009, 4) $50.0 million Revolving Credit Facility, and 5) Unsecured Foreign Lines of Credit. On September 10, 1999, the Company used $30.0 million of the proceeds from the sale of its community banking and data center product lines to JHA to pay down the term loan to $45.0 million from its original $75.0 million balance. The Company had an outstanding balance of $1.3 million on the revolving credit facility at September 30, 1999. The Company had no outstanding balance on the unsecured foreign lines of credit as of September 30, 1999. The weighted average interest rate on the unsecured foreign lines of credit was 1.3% at September 30, 1999. The interest rate on the revolving credit facility was 10.0% at September 30, 1999. The Company believes that it has sufficient financial resources available to support its requirements to fund operations, and is not aware of any undisclosed trends, demands or commitments that would have a material adverse impact on the Company's long or short-term liquidity.

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

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                  Liquidity and Capital Resources-(Continued)


The Company's backlog of orders scheduled for delivery over the next twelve-month period decreased 20.3% to $70.1 million compared to $88.0 million at December 31, 1998, primarily as a result of lower international orders for large systems. The Company's backlog excludes contracts for recurring equipment and software maintenance, as well as orders slated for immediate delivery.

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

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                                Year 2000 Issues


The Y2K problem relates to the inability of certain technology products to properly recognize and process date-sensitive information relative to the year 2000 and beyond. The Y2K issue is mostly the result of a once common computer programming convention whereby dates were expressed with six digits (mm/dd/yy) instead of eight digits (mm/dd/yyyy). Under this programming standard the year was coded using two digits (yy). The potential problem lies in the fact that programs with a two-digit year may not function properly in the future. For example, 00 in the year 2000 may be interpreted as the year 1900, 1980, 00, or "no known date." This could result in processing errors.

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

During the third quarter of 1998, the Company completed the implementation of an enterprise resource planning information system, for use in all the Company's domestic operations, which is represented to be Y2K compliant by SAP America, Inc. ("SAP"), the software vendor. The implementation of this system cost approximately $31.1 million and the cost cannot reasonably be allocated to the portion attributable to Y2K issues. SAP replaced accounting, manufacturing, purchasing, sales and distribution, and human resources systems. A new customer service electronic data interchange system that interfaces with SAP is being implemented in 1999. The system will cost about $1.2 million, and the portion attributable to Y2K issues is not identifiable. Internationally, the Company has implemented Y2K compliant management information systems and service management systems, the cost of which are included in the following amounts.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                        Year 2000 Issues - (Continued)


The implementation cost of the Y2K master plan is estimated to be $7.0 million, of which $4.0 million relates to non-recurring internal (mostly non-incremental) employee costs. Another $1.8 million is anticipated primarily for new systems and upgrades. The remaining $1.2 million relates to incremental costs of software, consultants, and other Y2K-related expenses. This estimate does not include all internal cost of employees working on Y2K issues, as these costs are not tracked separately. Many systems, including the aforementioned personal computers, may or may not have been replaced/upgraded in the absence of the Y2K problem. These cost estimates are based on current information and subject to change should conditions vary.

The Company has organized the overall project into five phases (awareness, assessment, resolution, testing, and implementation) which are at various stages of completion. Overall, the Company believes it is approximately 98% complete with the execution of the plan as of October 27,1999 and anticipates full implementation of mission-critical project tasks by November 30, 1999. Nevertheless, the Company expects some level of project activity to continue into the year 2000, including possible implementation of non-mission-critical items and ongoing customer support.

BancTec launched its Year 2000 web pages at www.banctec.com on December 21, 1998. The purpose of the Company's Y2K pages is to communicate relevant, reliable and consistent Y2K information to customers, vendors, employees, regulators, investors and other interested parties. The web pages include the Y2K status of about 150 BancTec products, plus frequently asked questions, a worldwide contact list, and links to other Y2K web resources.

The process of ensuring that the Company's major vendors are addressing their Y2K concerns is essentially complete. Nearly all vendors (over 1,000) and key customers have been evaluated and no significant concerns have been identified. Alternate vendors and strategies have been considered and will be implemented if necessary.

Notwithstanding the Company's Y2K compliance efforts to date and in the future, achieving Y2K compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's systems or the systems of one or more significant customers, vendors, or suppliers fail to achieve Y2K compliance, the Company is at risk as the business and financial condition could be materially adversely affected. The Company is managing these inherent risks, including, but not limited to the following: on-time completion of the Y2K plan, potential litigation, integration and complexity of data and telecommunications networks, and validity of individual test plans and results.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                        Year 2000 Issues - (Continued)


BancTec has business continuity and contingency plans (BCCPs) for Y2K. The purpose our BCCPs is to ensure that should unexpected Y2K failures occur or outside suppliers fail a minimum acceptable level of processes and services will be functioning for the business on a short-term basis until permanent fixes are implemented. BancTec's BCCPs include increased capacity for customer support coverage during the millenium rollover period. Employee vacations and holidays have been delayed in many cases to prepare for potentially higher levels of customer service demand.

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

Impact of Merger with WCAS

As a result of the merger with WCAS, the Company incurred additional debt of approximately $240.0 million and entered into a revolving credit facility for up to $50.0 million. As of September 30, 1999, the Company had repaid $33.7 million of the additional debt. The increased debt levels at higher interest rates than rates on previous debt levels result in a more highly leveraged financial position for the Company. The Company's business and economic risk factors are magnified due to the higher leveraged financial position. Income from operations is expected to be sufficient to service the debt and interest payments thereon.

                                 BANCTEC, INC.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to certain market risks primarily related to fluctuations in interest rates.

As of September 30, 1999, the Company had outstanding long-term debt of $150.0 million in Senior Notes issued in U.S. dollars at a fixed annual interest rate of 7.5%. Interest is due and payable in semi-annual installments which began December 1, 1998. The notes mature on June 1, 2008. The fair market value of the Senior Notes as of September 30, 1999 approximates its carrying value. After the merger, the Company put the following additional debt in place: (1) $160.0 million subordinated unsecured "Sponsor" notes due 2009, bearing interest at 10.0%, (2) $45.0 million Tranche A term loan due June 2004, payable in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest, at the Company's option, of either LIBOR plus 2.75% or prime plus 1.75%, and (3) $50.0 million revolving credit facility providing for borrowing, at the Company's option, of either LIBOR plus 2.75% or prime plus 1.75%.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks and generally consist of interest rate swap and/or interest rate cap agreements. There were no such instruments in place at September 30, 1999.

                                    PART II
                                 BANCTEC, INC.


Item 1.   Legal Proceedings
          -----------------

Four lawsuits were filed by alleged stockholders of the Company related to the then proposed merger of the Company with Colonial, a corporation created by Welsh, Carson, Anderson & Stowe. All four lawsuits were filed in the Chancery Court for New Castle County, Delaware, and were subsequently consolidated into a single consolidated civil action. The lawsuit names the Company, its directors, and Colonial as defendants. The plaintiffs seek to represent a purported class of all public holders of the Company's common stock.

The action alleges, among other things, that the directors of the Company breached their fiduciary duties to the Company's stockholders by approving the merger. In particular, the action alleges that the directors allowed the stock price to be capped, depriving the plaintiffs of an opportunity to realize an increase in the value of the Company's common stock, that the terms of the transaction were not the result of an auction process or "active market check" and that the merger consideration was inadequate. The lawsuit sought, among other things, preliminary and permanent injunctive relief prohibiting consummation of the merger, unspecified damages, attorneys' fees and other relief.

On July 9, 1999, counsel for the parties to the action executed a Memorandum of Understanding contemplating the settlement of all claims asserted. The parties are currently negotiating a final Stipulation and Agreement of Compromise Settlement and Release. The settlement amount is not expected to be material to the Company's financial statements.


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

          a)   Exhibits

          27.1.1      Financial Data (Electronic Filing Only)

          b)   Reports on Form 8-K

          NONE

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BANCTEC, INC.



                                        /s/ Scott J. Wilson
                                        --------------------------------
                                        Scott J. Wilson
                                        Vice President, Controller and
                                        Assistant Treasurer



Dated:  November 15, 1999