Form 10-K
period 1999-12-31
BANCTEC INC
filed 2000-03-30
CIK 318378

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
           [x]    REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Year Ended December 31, 1999

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-9859

                                 BANCTEC, INC.
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                                    75-1559633
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

          2701 East Grauwyler                                 75061
             Irving, Texas                                  (Zip Code)
(Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (972) 579-6000
          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
            Title of Each Class                         on Which Registered
    ------------------------------------               ---------------------
    Common Stock, $.01 Par Value                          Privately Held
    Class A common stock, $.01 Par Value

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes: [x]   No: [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
           Title of Each Class                        February 29, 2000
       ------------------------------------           -----------------
       Common Stock, $.01 Par Value                       17,003,838
       Class A common stock, $.01 Par Value                1,181,946

===============================================================================

                                 BancTec, Inc.
                                 Annual Report
                                      on
                                   Form 10-K
                     Twelve Months Ended December 31, 1999
================================================================================

                                    PART I

ITEM 1.  The Company

Overview

     BancTec, Inc., a Delaware corporation, (the "Company") is a worldwide systems integration and services company that delivers solutions which solve complex data and paper-intensive business problems using advanced imaging, workflow, and business technologies. The Company is also a leading provider of maintenance services for major computer companies, government and corporate customers. The Company employs approximately 3,900 people and is headquartered in Dallas, Texas.

     Founded in 1972, the Company operates worldwide (with international sales in 1999 representing approximately one-third of total revenues) and has served over 5,000 customers in over 50 countries.

     In July 1999, the Company was taken private by Welsh, Carson, Anderson & Stowe ("WCAS"), a New York-based private investment firm, which now holds a 93.5% interest in the Company. WCAS is strategically focused on the acquisition of information services and health care companies, traditionally investing for growth. The firm manages more than $8.0 billion for corporate and public pension funds, university endowment funds and other institutional investors. The remaining 6.5% interest is held by Convergent Equity Partners, L.P. ("Convergent"), a Dallas-based private investment firm.

     The Company markets its products and services to specific target markets in which it believes it has extensive business process expertise and certain competitive advantages and is able to maintain or achieve a leadership position.

Reporting Structure

     The Company's operations historically have been organized into three business segments as follows: Manufacturing and Supplies, U.S. Maintenance and Service ("USMS"), and Worldwide Systems ("WS"). In the 1998 fourth quarter, the Company announced a reorganization of its operations into two primary businesses, Worldwide Financial Systems ("WFS") and Computer and Network Services ("CNS"). The operations of WFS include financial transaction processing, manufacturing and supplies, installation and maintenance of BancTec manufactured equipment, integrated systems, and Plexus /R/, while the CNS operations include personal computer warranty repair services and administration of third party extended warranties. Subsequently, the Company decided to separate WFS into two reportable segments which are managed separately based on geographical areas, North American Systems ("NAS") and International Systems ("INTL"). INTL consists of operations throughout the world excluding North America. See also Note M to the Consolidated Financial Statements for additional information regarding the Company's reportable segments.

     North American Systems and International Systems. Both NAS and INTL offer similar systems integration and business process services and solutions and market to similar types of customers. The solutions offered primarily involve high volume transaction processing using advanced technologies and processes. Key applications include payment and check processing, document imaging and workflow, and ongoing service and support. The Company's powerful, high-volume integrated systems deliver important benefits to some of the world's largest credit card companies and major airlines. In addition, these segments provide their products and services to other customers, including banks, financial services companies and insurance providers, as well as utility companies, governmental agencies and transportation firms.

     The Company combines its extensive business application knowledge with a full range of software and equipment offerings for high volume, complex transaction processing environments. The Company's integrated systems generally incorporate advanced applications software developed by the Company and may also include hardware developed and manufactured by the Company.

     For high volume processors, the Company provides image systems that capture, digitize and process check and other document images, including utility, telephone, retail and credit card bills, mortgage coupons, sales drafts, airline tickets, tax notices, and other financial documents. The Company's imaging systems are also used by banks for high volume check processing applications such as proof-of-deposit and image statement preparation. Other Company offerings provide image-based solutions for check exception handling, enabling financial institutions that handle large volumes of checks to reprocess more efficiently items that were rejected in normal operating cycles.

     The Company is expanding the scope of customer solutions with the addition of web-enabled workflow and long-term image storage to increase productivity, to improve customer service capabilities and to replace microfilm for long-term storage. The Company's ImageFIRST OpenARCHIVE solution is a multi-tiered archival system designed for high-speed digital archiving of financial and other documents and related transaction data. The Company image archive systems are further targeted to support industry efforts to reduce and eventually eliminate the multiple handling of checks and documents through truncation and electronic check presentment initiatives.

     In addition, the Company is working with customers and industry partners to integrate electronic billing and payment capabilities into customers' existing processing operations.

     The Company's financial document imaging products utilize an Open Systems Architecture platform, which enables customers to add industry standard hardware and software components to improve processing capabilities. The Company typically sells these products to end-users and offers a warranty for 30 days from the date of installation.

     Plexus Document Imaging and Workflow Software Products. The Company offers a complete family of internet-enabled document imaging and workflow software products under the Plexus brand designed for high-volume, complex and distributed environments. Plexus software products offer workflow, image storage, data management, forms processing and health claims processing capabilities that enable users to automate, coordinate and streamline business processes. Plexus software products can be deployed in organizations ranging from single sites for departmental workflow, storage and retrieval applications to enterprise-wide applications across multiple hardware platforms and over the Internet.

     Now in use in more than 1,300 sites worldwide, Plexus software products are sold directly to end-users by the Company's own sales force, through the Company sales channels and through various value-added resellers and systems integrators worldwide. Plexus software products are also incorporated into the Company's application solutions to enhance functionality and provide competitive distinction.

     Document and Check Processing Equipment Products. The Company manufactures low, medium and high-speed document reader/sorters and related components that read magnetic ink character recognition and optical character recognition data from financial documents and sort the documents according to established patterns. The Company's high-speed, full-page scanners utilize photo-optical technology, gray scale image capture capabilities, character recognition software and high precision document transports to scan and digitize full-sized business documents such as invoices, statements and business forms. The Company markets its products and solutions to end-users, to other manufacturers and to various resellers and systems integrators throughout the world.

     The Company markets a full range of consumable supplies that complement the Company's document processing systems. The Company also manufactures and markets microfilm cameras, image cameras,

MICR encoders, ink jet components and various peripheral equipment. The Company's original equipment manufacturer ("OEM") products are sold with a 90-day warranty from the date of shipment.

     Installation and Maintenance of the Company's Products. The Company installs and maintains its own equipment products including document reader/sorters and scanners. At February 29, 2000, the Company employed approximately 700 customer service engineers located in the United States and international locations to service the Company's installed equipment. The Company's maintenance contracts typically include both parts and labor and generally are three to five years in duration.

     Computer and Network Services. The Company is a leading provider of personal computer repair services in the United States for many companies, including Dell, Compaq, Galileo International, and many Fortune 100 companies. BancTec's CNS segment is structured around the following three customer areas:

     Strategic alliances (outsource and system integration partners): Strategic alliances focus on establishing and maintaining partnerships with industry-recognized providers of outsourcing services as well as with system integrators offering specific support to their customer base. The partnerships with these organizations enable BancTec to provide services consistent with its core competencies for desktop/enterprise applications, while enabling the strategic alliance partners to focus on program management and specific services.

     OEM partner relationships: The focus of the BancTec OEM partner relationship group is on providing warranty fulfillment services and related support to manufacturers of desktop/enterprise products. BancTec's relationship with these OEMs allows access to BancTec's pervasive national field service organization, while enabling the OEMs to focus on customer needs and demands for responsive and effective resolution to product defects and/or application issues.

     Fortune and retail market accounts: The Fortune and retail accounts group is chartered with serving those customers that have support needs consistent with their core competencies in desktop/enterprise applications while leveraging BancTec's nationwide service organization. Typical customers require national service in order to support their operational sites. The Service Level Agreements of these customers require flexibility to manage support needs ranging from high-priority mission-critical systems to office automation with lower-priority support requirements.

 Product Development

     The Company has an active research and development program to maintain the Company's leadership position in payment and document processing technology. The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 281 people for such activities as of February 29, 2000.

     The following table sets forth certain information regarding the Company's product development expenditures for the indicated periods:

                                                 Twelve Months Ended
                                                    December 31,
                                            ----------------------------
                                              1999       1998      1997
                                            ----------------------------
                                               (Dollars in thousands)

     Product development expenditures       $15,917    $17,732   $17,850
     Percent of total revenue                   3.0%       3.2%      3.2%


     Current expenditures are concentrated on developing new applications for the Company's product lines and improving and expanding existing products, as described below:

     Software and Systems Development. In addition to ongoing software enhancements, the Company has focused its development efforts on electronic commerce technologies and a new generation of web-enabled products for both the check and remittance markets. Each of these major new applications will be further developed and deployed during 2000. Continued development in the areas of workflow integration, web client components and Internet processing frameworks has allowed the Company to begin to reduce customer system delivery time, contain ongoing support costs and leverage developer knowledge in new software development by using the latest technologies.

     Plexus Document Imaging and Workflow. The Company's Plexus unit continues to develop new web-enabled software products and implement changes to current software products to further strengthen its competitive position in the business, imaging and workflow software markets. The Company expects that each of Plexus' major products will receive significant feature enhancements during the year. The Company is also conducting projects to build horizontal and vertical applications using Plexus' core imaging and workflow technology including integrating these into a new generation of BancTec item applications, as well as new vertical application solutions. These applications are intended to provide more complete customer solutions, allowing rapid deployment and more rapid customer return on investment.

     Equipment Technology Development. In 2000, the Company plans to continue development and enhancements to what it believes to be the industry's most complete portfolio of document transport products. Key development efforts remain focused on character recognition, image improvements (gray scale snippeting, character engine improvements, wavelet compression, improved gray scale and color quality and delivery) and Image Quality Assurance for real-time reading to improve monitoring and detection of image quality in the Company's transport and scanner product lines.

     There can be no assurance that the Company's development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adapting new technology and introducing new products to the market.

Sales and Distribution

     For systems integration and CNS sales, the Company relies on its internal sales forces. For its document and check processing products, the Company's distribution strategy is to employ multiple sales channels to achieve the widest possible distribution. The Company's products are sold to end-users, distributors, OEMs, value-added resellers and systems integrators.

     International sales are subject to various risks, including fluctuations in exchange rates, import controls and the need for export licenses. See Note N of the Notes to the Consolidated Financial Statements for financial information concerning the Company's international operations.

Customer Diversification

     In 1999, no single customer accounted for more than 10% of the total revenue of the Company. The Company's ten largest customers accounted for 25% of the Company's revenues in 1999.

Competition

     In marketing its products and services, the Company encounters aggressive competition from a wide variety of companies, some of which have substantially greater financial and other resources than the Company. The Company believes that performance, quality, service and price are important competitive factors in the markets in which it competes. Generally, the Company emphasizes industry knowledge, unique product features, quality and service, and flexibility to configure unique systems from standard components in its competitive efforts. While the Company believes that its offerings compete favorably based on each of these elements, the Company could be adversely affected if its competitors introduce innovative or technologically superior solutions or offer their products at significantly lower prices than the Company. No assurance can be given that the Company will have the resources, marketing and service capability, or technological knowledge to continue to compete successfully.

 Backlog

     The Company's backlog of orders believed to be firm for its products at December 31, 1999, 1998, and 1997 was approximately $89.9 million, $82.8 million, and $65.3 million, respectively.

     The Company's backlog excludes CNS contracts, recurring hardware and software maintenance contracts, and also excludes contracts for sales of supplies. The Company is also able to fulfill many of its customers' requests for immediate delivery, which therefore has no effect on ending backlog. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and exchange rate fluctuations, and is not necessarily indicative of the level of future revenue.

 Manufacturing

     The Company's hardware and systems products are assembled using various standard purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. If the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries. The Company has not experienced, nor does it foresee, any difficulty in obtaining necessary components or subassemblies.

 Patents

     The Company owns numerous U.S. and foreign patents and holds licenses under numerous patents owned by others. The Company also owns a number of registered and common-law trademarks in the U.S. and other countries relating to the Company's trade names and product names.

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

 Employees

     At February 29, 2000, the Company employed approximately 3,900 full-time employees and considers its employee relations to be good. None of the Company's employees is represented by a labor union. The Company has never experienced a work stoppage.

 Year 2000

     The Company's Year 2000 ("Y2K") disclosure is included under the heading, "Year 2000 Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, hereof.

 ITEM 2. Properties

     During the second quarter of 2000, the Company plans to move its corporate headquarters from leased space in Dallas, Texas, to its Irving, Texas facilities. The currently leased corporate space of approximately 30,000 square feet has been sublet effective May 1, 2000.

     The Company owns or leases numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any one facility could have an adverse impact on operations in the short term.

     The Company has the option to renew all leases on principal facilities at the end of the lease terms.

     The Irving manufacturing facility, which the Company owns, is the primary location for all Company assembly and manufacturing activities. Heatstrip/R/ and BancStrip/R/ products are manufactured in Puerto Rico.


 ITEM 3. Legal Proceedings

     None

 ITEM 4. Submission of Matters to a Vote of Securities Holders

     None

================================================================================
                                    PART II


 ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
 Matters

     None

 ITEM 6. Selected Financial Data

 Five-Year Summary of Selected Financial Data

                                                                   Twelve Months                                Nine Months
                                                                       Ended                                      Ended
                                           ---------------------------------------------------------------     ------------
                                           December 31,     December 31,     December 31,     December 31,     December 31,
                                               1999             1998            1997              1996             1995
                                           ------------     ------------     ------------     ------------     ------------
                                                                            (In thousands)
For the period:
Revenue                                    $    534,590     $    556,097     $    560,996     $    511,903     $    352,074
Income (loss) from continuing
   Operations before income taxes               (35,842)          11,546           69,353           31,736          (67,737)
Income (loss) before extraordinary item         (11,197)           4,813           42,614           37,101          (53,481)
Net income (loss)                               (11,197)           4,813           42,152           37,101          (53,481)
At period-end:
   Total assets                                 473,105          520,312          498,343          455,703          428,939
   Working capital                              130,448          144,405           61,335           78,438           37,173
   Long-term debt, less current maturities      350,500          150,352           11,854           65,891           82,972
   Stockholders' equity (deficit)               (21,738)         220,081          260,523          204,720          156,201


     In September 1999, the Company completed the sale of its community banking business to Jack Henry and Associates. For financial statement purposes, the sale was treated as a discontinued operation, and accordingly, the financial data above has been restated to reflect the continuing operations of the Company.

     In December 1995, the Company changed its fiscal year end from a 52/53-week year, which ended on or about March 31, to a calendar year-end of December 31. This resulted in a nine-month transitional period ending December 31, 1995.

 ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     BancTec has experienced a number of changes during 1999. Among the more significant of these changes were the Company's merger with WCAS, a focus on the on-going changes in strategic direction of the Company, and the sale of BancTec's community banking business to Jack Henry and Associates ("JHA").

     The Merger. On July 22, 1999, the Company was acquired by WCAS and Convergent. WCAS, Convergent, and their respective related entities are now the sole shareholders of BancTec, with WCAS owning 17,003,838 shares of New Common Stock and Convergent owning 1,181,946 shares of Class A common stock. The transaction was accounted for as a re-capitalization in which the historical basis of the Company's assets and liabilities were not affected and no new goodwill related to the merger was created. See also Notes C and P to the Consolidated Financial Statements.

     Focus on On-going Change in Strategic Direction. The slowdown in the Company's U.S. systems business and the ongoing transition underway in its services business prompted a detailed evaluation in 1998 of the Company's organizational structure and long-term growth strategies, facilitated by the management consulting firm of Booz-Allen & Hamilton. Prior to the evaluation, the Company's operations historically had been organized into three business segments as follows: Manufacturing and Supplies, U.S. Maintenance and Service and Worldwide Systems. As a result of the evaluation, in the fourth quarter of 1998, BancTec initiated a reorganization of its operations into two primary businesses - WFS and CNS. The purpose of the reorganization was to give greater visibility to the Company's personal computer services business and, at the same time, to create a single organization to serve the needs of its traditional transaction processing customer base. The reorganization will also allow the Company to focus future investments in areas of the business that offer attractive potential for growth and profitability. The operations of WFS include manufacturing and supplies, financial transaction processing, installation and maintenance of BancTec equipment, integrated systems, and Plexus, while the CNS operations include personal computer warranty repair services and administration of third party extended warranties. Subsequently, the Company decided to separate WFS into two reportable segments which are managed separately based on geographical areas, North American Systems and International Systems. INTL consists of operations throughout the world excluding North America. See also Note M to the Consolidated Financial Statements for additional information regarding the Company's reportable segments.

     Sale of Community Banking Business. In line with the revised strategic focus on its core competencies, on September 9, 1999, BancTec sold substantially all of the net assets of its community banking business to JHA of Monett, Missouri. The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. See also Note D to the Consolidated Financial Statements.

     Based on fiscal 2000 expected business conditions, the Company believes that the same factors that affected 1999 warrant a cautious outlook for the Company's near-term revenue and earnings growth prospects. While the short-term outlook remains cautious, management believes that a number of dynamics point toward a more positive outlook for the second half of 2000 and beyond. These factors include certain planned new solution introductions such as additions to the PayCourier series which provide payment processing solutions, the ImageFIRST OpenARCHIVE products for high-speed digital archiving of transaction data, and the new X-Series Single-Step Reject Repair System. Other factors pointing toward a more favorable outlook include additional investments in sales and marketing accomplished through strategic hiring in these disciplines, and completion of customer Year 2000 remediation projects. These new offerings leverage BancTec's already-extensive business application knowledge and business process expertise with the Company's broad range of solutions.

 Comparison of Twelve Months Ended December 31, 1999 and Twelve Months Ended December 31, 1998

     Consolidated revenue of $534.6 million for the twelve months ended December 31, 1999 decreased by $21.5 million or 3.9% from the prior twelve-month period. In 1999, NAS revenue decreased by 8.5% to $251.7 million compared to the prior year due a decline in revenues for maintenance on BancTec-manufactured products compared to 1998 and customer spending cautions related to Y2K concerns. CNS revenues decreased by 10.4% to $109.7 million for the same period due primarily to contract expirations and non-renewals. International revenues increased by 9.2% to $173.2 million in 1999 compared to 1998 due to increased shipments to worldwide customers of financial transaction and document management systems. Due to the lack of comparative data for the new segments, the Company has included below, as supplemental comparative information, a discussion using historical segment data.

     Revenue from Manufacturing and Supplies decreased by $2.4 million to $47.4 million compared to the prior year due to customer spending cautions related to Y2K concerns. Revenue for WS increased by approximately $9.6 million to $277.4 million due primarily to increased shipments of financial transaction and document management systems to worldwide customers and increased Plexus software sales. Offsetting the WS increase was a revenue decrease in USMS of $28.6 million to $209.7 million as compared to the prior year. The decrease was mainly attributable to the non-renewal of some large contracts and the expiration of some maintenance contracts on older document processing systems. Now that the Y2K event has ended, management believes a higher rate of revenue growth should occur in the future. A major equipment maintenance and installation project for Galileo International is expected to return revenues for personal computer services to 1998 levels in 2000.

     Consolidated gross profit of $104.0 million decreased by $19.4 million or 15.7% from the prior twelve-month period. Gross profit for Manufacturing and Supplies was $13.8 million, representing an increase of $8.9 million from the prior year, and gross profit for WS of $76.7 million increased $11.4 million from the prior year. The increases in gross profit were due primarily to charges incurred in connection with the 1998 reorganization that were not incurred in 1999 and to improved product mix. Gross profit for USMS of $13.5 million decreased by $39.7 million due primarily to lower revenues, particularly related to non-renewals of two strategic contracts and the decline in revenues for maintenance on BancTec-manufactured products, without a corresponding decrease in fixed costs. Based on management's belief that the current profit declines are temporary, management made no significant mitigating adjustments to the fixed cost structure to compensate for the revenue decrease.

     Operating expenses of $118.3 million increased $12.0 million or 11.3% compared to the prior twelve-month period. Product development expenses of $15.9 million decreased by $1.8 million from the comparative prior year due to completion of certain new product developments and a refocus on a narrower set of strategic initiatives. Sales and marketing expenses of $47.3 million increased by $2.7 million or 6.0% due to management's decision to increase its marketing efforts. General and administrative expenses of $48.8 million increased by $13.5 million or 38.2% primarily due to $6.4 million of merger-related expenses, $4.5 million in additional provisions for accounts receivable, and a full year of amortization related to the implementation costs of a new internal information system. The increased expense for doubtful accounts was due to the increasingly competitive environment in which the Company operates. Goodwill amortization of $6.2 million decreased $2.4 million or 27.8% due primarily to the prior year $4.1 million write-off related to the Company's Canadian subsidiary. The decrease was offset by a current year write-down of $2.1 million associated with the discontinuance of a product line previously sold by the Company's United Kingdom ("UK") subsidiary, BancTec Limited.

     Interest income of $0.5 million decreased $0.8 million from the prior twelve-month period primarily due to the use of excess cash in 1999 in conjunction with the merger.

     Interest expense of $22.7 million increased $13.7 million from the prior year due to additional debt incurred by the Company in the July 1999 merger and to interest expense on the $150.0 million Senior Notes issued in May 1998. The Senior Notes replaced $105.0 million of bank debt with a lower effective interest rate.

     Sundry income of $0.5 million decreased $1.6 million primarily due to foreign currency activity, which resulted in losses of $0.4 million in 1999 compared to gains of $1.0 million in 1998.

     A pre-tax loss from continuing operations of $35.8 million for the twelve-month period ended December 31, 1999 resulted in an income tax benefit of $13.3 million as compared to an income tax provision of $4.2 million on pre-tax income from continuing operations of $11.5 million for the corresponding prior year. The effective tax rates are 37% and 36% for the twelve-month periods ended December 31, 1999 and 1998, respectively.

 Comparison of Twelve Months Ended December 31, 1998 and Twelve Months Ended December 31, 1997

     Consolidated revenue of $556.1 million for the twelve months ended December 31, 1998 decreased slightly by $4.9 million from the prior year. During the fourth quarter of 1998, the Company reversed approximately $5.5 million of revenue as a result of the cancellation of a systems contract related to a discontinued product. In 1998, NAS revenue decreased by $22.0 million to $274.9 million compared to the prior year due primarily to the decline in demand for large software systems in the U.S and to the expiration of some maintenance contracts on older document processing systems. While the volume of the systems integration business had been somewhat variable, the Company believed that additional factors contributed to the lower revenues, including bank mergers and consolidations and ongoing competitive pressures. CNS revenues increased by $21.6 million to $122.5 million for the same period due to continued growth in in the CNS warranty and repair services. INTL revenues decreased slightly by $4.5 million to $158.7 million due also to the lower demand for large systems. Due to the lack of comparative data for the new segments, the Company has included below, as supplemental comparative information, a discussion using historical segment data.

     Revenue from Manufacturing and Supplies decreased by $7.3 million to $49.9 million compared to the prior year, and revenue for WS decreased by approximately $16.0 million to $267.9 million for the period. The decreases were due to ongoing competitive pressures, lower demands for large systems, particularly in the U.S., customer spending commitments to address Y2K compliance, and bank mergers and consolidations. Offsetting these decreases was an increase in USMS revenue of $18.4 million to $238.3 million as compared to the prior year. The increase was due to an increase in personal computer services revenues of $21.6 million, partially offset by the expiration of some maintenance contracts on older BancTec document processing systems.

     Consolidated gross profit of $123.4 million decreased by $46.3 million or 27.3% from the prior twelve-month period. Gross profit for manufacturing and supplies decreased by $20.3 million to $4.9 million for the period, and WS gross profit decreased $18.3 million to $65.3 million during the same period. The decreases were due to lower sales volumes and sales of less profitable systems upgrades, rather than the more profitable new integrated systems. Also contributing significantly was a $13.6 million write-off of inventory items for products that were discontinued in conjunction with the Company's reorganization in the fourth quarter of 1998. Also during the fourth quarter of 1998, the Company recorded approximately $5.6 million in charges, primarily related to severance, obsolete inventory and closure of the Company's operations in Australia. Substantially all severance costs had been paid by the 1999 year-end, and the Australian operations were closed early in the 1999 third quarter. The $5.6 million in charges was comprised primarily of the following: $1.2 million in severance costs as a result of the reorganization, $3.6 million in obsolete inventory costs, and $0.8 million related to the closure of the Company's operations in Australia. Gross profit for USMS of $53.2 million decreased by $7.7 million due to a change in the mix of services being provided and the effect of start-up costs on certain new long-term service contracts, partially offset by an increase in personal computer services revenue.

     Operating expenses of $106.3 million increased $13.7 million or 14.8% compared to the prior twelve-month period. Product development expenses were comparable to the prior year. Sales and marketing expenses of $44.6 million increased by $1.4 million or 3.3% due to a higher level of operating activities. General and administrative expenses of $35.4 million increased by $7.8 million or 28.2% due to the amortization of six months of costs incurred for the implementation of a new internal information system, certain functional modules of which became substantially operational in July 1998, and approximately $4.7 million in charges during the fourth quarter of 1998, consisting primarily of $2.2 million in severance costs. Goodwill amortization of $8.6 million increased $4.6 million primarily due to the write-off of $4.1 million of goodwill associated with the Company's Canadian subsidiary, BancTec Canada, also in conjunction with the Company's reorganization in the fourth quarter of 1998.

     Interest income of $1.3 million increased $0.6 million from the prior twelve months due to the investment of excess cash from the proceeds of the $150.0 million debt offering in May 1998.

     Interest expense of $9.0 million increased $1.3 million from the prior twelve months primarily due to the increase in outstanding debt and a higher interest rate on the new Senior Notes compared to the rate on the bank debt retired in May 1998, partially offset by the capitalization of interest expense on capital expenses incurred to implement a new internal information system during the twelve months ended December 31, 1998.

     Sundry income of $2.1 million increased $2.9 million from the prior twelve-month period primarily due to foreign currency gains of $1.0 million in 1998 compared to $0.7 million in foreign exchange losses 1997.

     The provision for income taxes of $4.2 million decreased by $20.8 million from the prior year due to a decrease in pre-tax income from continuing operations of $57.8 million. The income tax provision, as a percentage of income before income taxes is 36.0%, which is consistent with the effective rate for 1997.

 Liquidity and Capital Resources

     Cash and cash equivalents, as of December 31, 1999, were $20.3 million compared to $25.3 million as of December 31, 1998. Total borrowings were $365.8 million as of December 31, 1999, compared to $156.3 million as of December 31, 1998. Total working capital decreased to $130.4 million as of December 31, 1999 from $144.4 million as of December 31, 1998. The $17.0 million decrease in working capital was primarily due to the decrease in accounts receivable resulting from lower revenues and improved collections.

     Cash provided by operations was $19.5 million in 1999, compared to $57.6 million in 1998. The decreased cash flow in 1999 was due primarily to lower net income from continuing operations offset by a decrease in working capital as compared to 1998. See the discussion in "Comparison of Twelve Months Ended December 31, 1999 and Twelve Months Ended December 31, 1998" for the factors contributing to the decrease in net income.

     Cash and cash equivalents, as of December 31, 1998 were $25.3 million compared to $21.7 million as of December 31, 1997. Total borrowings were $156.3 million as of December 31, 1998, compared to $107.9 million as of December 31, 1997. Total working capital increased to $144.4 million as of December 31, 1998, from $61.3 million as of December 31, 1997. The $83.1 million increase in working capital was primarily due to the retirement of short-term debt from the proceeds of the long-term debt and to the increase in the current deferred tax asset.

     Cash provided by operations was $57.6 million in 1998, compared to $54.7 million in 1997. The increased cash flow in 1998 was due primarily to a lower increase in working capital as compared to 1997. See the discussion in "Comparison of Twelve months Ended December 31, 1998 and Twelve Months Ended December 31, 1997" for the factors contributing to the decrease in net income.

     The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations and interest obligations on debt, and is not aware of any trends, demands or commitments that would have a material impact on the Company's long or short-term liquidity.

     On July 22, 1999, the merger of the Company with WCAS was completed. Subsequent to, and as a result of the merger, the following debt instruments were put into place: 1) $75.0 million Tranche A Term Loan due June 2004 payable to a bank in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest, at the Company's option, of either London Interbank Offered Rate ("LIBOR") plus 2.75% or prime plus 1.75% (10.25% at December 31,
 1999), and 2) $160.0 million subordinated unsecured "Sponsor" notes due 2009, bearing interest at 10.0%. The $160.0 million is payable to WCAS, a related party. The Company used $30.0 million of the cash proceeds from the sale of its community banking business to pay down the term loan to $45.0 million in the fourth quarter of 1999. Collateral for the term loan includes all tangible and intangible assets of the Company.

     On May 22, 1998, the Company sold $150.0 million of 7.5% Senior Notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998, the Senior Notes were registered as public debt. Interest is due and payable in semi-annual installments beginning December 1, 1998. The notes contain covenants placing limitations on the Company's ability to permit subsidiaries to incur certain debts, incur certain loans and engage in certain sale and leaseback transactions. The Company is in compliance with all covenants.

     At December 31, 1999, the Company has a secured credit agreement with financial institutions, which provides for a $50.0 million short-term revolving credit facility (the "agreement", or the "revolver"). The agreement contains restrictive covenants which also apply to the Tranche A Term Loan. The covenants have variable parameters which, among other things, restrict payment of dividends, require the Company to maintain a minimum EBITDA to interest expense ratio, as defined, limit the maximum debt to EBITDA, restrict the minimum fixed charge to interest expense ratio and limit capital expenditures. At December 31, 1999, the Company is in compliance with all covenants required under the agreement. The revolver bears interest at the lender's prime commercial rate plus 1.75%, or at the Company's option, the LIBOR on Eurocurrency borrowings plus 2.75%, depending on the Company's debt to capitalization ratio (10.25% at December 31, 1999). A commitment fee of 0.5% on the unused revolving credit facility is payable quarterly. The Company had an outstanding balance of $9.0 million under the agreement at December 31, 1999.

     Also outstanding as of December 31, 1999, were foreign credit agreements in the amount of $1.5 million payable in Japanese yen. The terms on the agreements range from three months to one year at interest rates up to 1.75%. There are no restrictive covenants related to these agreements.

     On December 5, 1997, the Company redeemed substantially all $43.7 million of its 7.25% convertible subordinated debentures for cash at par plus accrued interest. Holders of $60,000 face amount of the debentures elected to convert to the Company's common stock at an exchange rate of 35.224 shares per $1,000 bond.

     The Company spent $3.8 million, $13.5 million, and $14.4 million during 1999, 1998, and 1997 for computer hardware, software and consulting to implement a new information system for the Company. Primary functionality of the new information system became operational during July 1998. This new system will meet the foreseeable needs of the Company and is Y2K compliant.

     As part of its stock repurchase program, the Company bought 2,506,600 shares and 200,000 shares during the twelve months ended December 31, 1998 and 1997, respectively.

     Inflation has not had a material effect on the operating results of the Company.

 Year 2000 Considerations

    With the exception of a few minor issues that have been or are being resolved, BancTec, its customers and suppliers have all reported business as usual since the rollover of the clock from 1999 to 2000 (millennium rollover) and February to March 2000 (leap year rollover). Following is a detailed account of BancTec's Y2K preparations.

    During 1998, the Company developed a master plan to assess and address potential risks it faced as a result of Y2K issues. The plan provided strategic guidance for all products, services, systems, relationships, and infrastructure that may encounter a Y2K issue. A corporate Y2K compliance team was formed to assist these various project teams in implementing their individual Y2K plans under the master plan. The compliance team reports to a senior officer of the Company.

    During the third quarter of 1998, the Company substantially completed the implementation of SAP, an enterprise resource planning information system, for use in all the Company's domestic operations, which is represented to be Y2K compliant by the software vendor. The implementation of this system cost approximately $31.7 million and the cost cannot reasonably be allocated to the portion attributable to Y2K issues. SAP replaced accounting, manufacturing, purchasing, sales and distribution, and human resources systems. A new customer service electronic data interchange system that interfaces with SAP was implemented in 1999. The system cost about $1.2 million and the portion attributable to Y2K issues is not identifiable. Internationally, the Company has implemented Y2K compliant management information systems and service management systems, the costs of which are included in the amounts below.

    The implementation cost of the Y2K master plan is estimated at $7.0 million, of which $4.0 million relates to non-recurring internal (mostly non-incremental) employee costs. Another $1.8 million was for new systems and upgrades. The remaining $1.2 million relates to the incremental costs of software, consultants, and other Y2K-related expenses. This estimate may not include all internal costs of employees working on Y2K issues, as these costs were not tracked separately. As a result of implementing the master plan during 1999, the Company does not expect to incur future significant costs as a result of Y2K issues.

    The process of ensuring that the Company's major vendors are addressing their Y2K concerns is complete. Nearly all vendors (over 1,000) and key customers were evaluated and no significant concerns have been identified. Alternate vendors and strategies were considered and would have been implemented if necessary.

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

    BancTec has business continuity and contingency plans ("BCCPs") for Y2K.
The purpose of our BCCPs is to ensure that, should unexpected Y2K failures occur or outside suppliers fail, a minimum acceptable level of processes and services will be functioning for the business on a short-term basis until permanent fixes are implemented.

    NOTICE: This information is a "Year 2000 Readiness Disclosure" and conforms to the Year 2000 Information and Readiness Disclosure Act of 1998.

 ITEM 7(A).  Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to certain market risk primarily related to fluctuations in interest rates. The following discussion summarizes the Company's financial instruments, which are subject to such risks.

    The Company's $160.0 million in Sponsor notes were issued in U.S. dollars at a fixed interest rate of 10.0%. Interest is due and payable quarterly beginning September 30, 1999. The notes mature in July 2009. The fair market value of the Sponsor notes approximates its carrying value as of December 31, 1999.

    The Company's $150.0 million in Senior Notes were issued in U.S. dollars at a fixed interest rate of 7.5%. Interest is due and payable in semi-annual installments beginning December 1, 1998. The notes mature on June 1, 2008. As of December 31, 1999, the Senior Notes have a market value of approximately $130.0 million based on an estimated yield of 10.0%.

    The Company also has Japanese yen-denominated foreign credit agreements in the amount of $1.5 million as of December 31, 1999. The terms on the agreements range from three months to one year at interest rates up to 1.75%. The fair market value on the yen-denominated foreign debt approximates its carrying value of as December 31, 1999.

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks and generally consist of interest rate swap and/or interest rate cap agreements. There were no instruments in place at December 31, 1999.

 ITEM 8.  Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BancTec, Inc.:

     We have audited the accompanying consolidated balance sheets of BancTec, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                        Arthur Andersen LLP

Dallas, Texas
February 16, 2000
(except with respect to the matters discussed in Note P, as to which the date is February 25, 2000).

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)

                                                                                 December 31,
                                                                        -----------------------------------
                                                                             1999                  1998
                                                                        -------------         -------------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash of $2,694
      at  December 31, 1999                                             $      20,292         $      25,313
   Short-term investments                                                         440                   837
   Accounts receivable, less allowance for doubtful accounts of
      $12,790 at December 31, 1999 and $9,333 at December 31,
      1998                                                                    143,745               166,554
   Inventories                                                                 64,193                66,590
   Current deferred tax asset                                                  26,803                20,762
   Other                                                                       11,851                 9,157
                                                                        -------------         -------------

             Total current assets                                             267,324               289,213

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                         2,860                 3,030
   Field support spare parts                                                  117,010               102,262
   Systems and software                                                        62,809                53,150
   Machinery and equipment                                                     54,454                53,436
   Furniture, fixtures and other                                               27,262                23,151
   Buildings                                                                   29,637                28,848
                                                                        -------------         -------------

                                                                              294,032               263,877
   Less accumulated depreciation                                              168,130               141,154
                                                                        -------------         -------------

             Net property, plant and equipment                                125,902               122,723

GOODWILL, less accumulated amortization of $28,200 at
   December 31, 1999 and $22,448 at December 31, 1998                          54,903                60,818
OTHER ASSETS                                                                   24,976                13,133
NET ASSETS OF DISCONTINUED OPERATIONS                                              --                34,425
                                                                        -------------         -------------
TOTAL ASSETS                                                            $     473,105         $     520,312
                                                                        =============         =============


                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                          CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)


                                                                                                   December 31,
                                                                                        ---------------------------------
                                                                                             1999                  1998
                                                                                        ------------         ------------
CURRENT LIABILITIES:
     Revolving credit facilities                                                        $     10,468         $      5,024
     Current maturities of long-term debt                                                      4,854                  878
     Trade accounts payable                                                                   24,978               23,052
     Other accrued expenses and liabilities                                                   61,181               76,267
     Deferred revenue                                                                         29,420               31,519
     Income taxes                                                                              5,975                8,068
                                                                                        ------------         ------------

          Total current liabilities                                                          136,876              144,808
LONG-TERM DEBT, less current maturities                                                      350,500              150,352
OTHER LIABILITIES                                                                              7,467                5,071
COMMITMENTS AND CONTINGENCIES (Note L)
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock - authorized, 1,000,000 new shares and 1,000 old shares of $.01 par value at December 31, 1999 and 1998:
         Series A - no shares issued and outstanding                                               -                    -
         Series B - no shares issued and outstanding                                               -                    -
     Common stock authorized, 32,000,000 new shares and
         45,000,000 old shares of $.01 par value at December 31,
         1999 and 1998, respectively
     Old Common stock-issued and outstanding 19,373,000 shares
         at December 31, 1998                                                                      -                  194
     New Common stock-issued and outstanding 17,003,838 shares
         at December 31,1999                                                                     170                    -
     Class A common stock-issued and outstanding 1,181,946 shares
         at December 31, 1999                                                                     12                    -
     Additional paid-in capital                                                              137,180              170,318
     Retained earnings (deficit)                                                            (155,296)              54,932
     Foreign currency translation adjustments                                                 (3,804)              (3,736)
     Unearned compensation                                                                         -               (1,627)
                                                                                        ------------         ------------
          Total stockholders' equity (deficit)                                               (21,738)             220,081
                                                                                        ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $    473,105         $    520,312
                                                                                        ============         ============



                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Twelve Months Ended December 31,
                                                                                --------------------------------------------
                                                                                   1999             1998             1997
                                                                                ----------       ----------       ----------
                                                                                               (In thousands)
REVENUE                                                                         $  534,590       $  556,097       $  560,996
COST OF SALES                                                                      430,558          432,694          391,339
                                                                                ----------       ----------       ----------
          Gross profit                                                             104,032          123,403          169,657
OPERATING EXPENSES:
   Product development                                                              15,917           17,732           17,850
   Selling, general and administrative                                              96,146           79,969           70,773
   Goodwill amortization                                                             6,188            8,568            3,929
                                                                                ----------       ----------       ----------
                                                                                   118,251          106,269           92,552
                                                                                ----------       ----------       ----------
          Income (loss) from operations                                            (14,219)          17,134           77,105
OTHER INCOME (EXPENSE):
   Interest income                                                                     546            1,296              740
   Interest expense                                                                (22,685)          (9,024)          (7,730)
   Sundry, net                                                                         516            2,140             (762)
                                                                                ----------       ----------       ----------
                                                                                   (21,623)          (5,588)          (7,752)
                                                                                ----------       ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                             (35,842)          11,546           69,353
INCOME TAX PROVISION (BENEFIT)                                                     (13,262)           4,154           24,967
                                                                                ----------       ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                           (22,580)           7,392           44,386
LOSS FROM DISCONTINUED OPERATIONS, NET
   OF TAX BENEFIT OF $830, $1,447 AND $996 at
   DECEMBER 31, 1999, 1998 AND 1997,
   RESPECTIVELY                                                                     (1,415)          (2,579)          (1,772)
GAIN ON DISPOSAL OF BUSINESS UNIT, NET OF
   TAX PROVISION OF $7,516                                                          12,798               --               --
                                                                                ----------       ----------       ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                            (11,197)           4,813           42,614
EXTRAORDINARY ITEM, NET OF TAXES OF $260                                                --               --             (462)
                                                                                ----------       ----------       ----------
NET INCOME (LOSS)                                                               $  (11,197)      $    4,813       $   42,152
                                                                                ==========       ==========       ==========



                See notes to consolidated financial statements.

                                 BANCTEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Twelve Months Ended December 31,
                                                                                    --------------------------------------------
                                                                                       1999             1998             1997
                                                                                    ----------       ----------       ----------
                                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations                                     $  (22,580)      $    7,392       $   44,386
   Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
     Depreciation and amortization                                                      43,341           61,412           37,246
     Deferred income tax (benefit) expense                                             (17,913)          (3,083)           5,453
     Loss on disposition of property, plant and equipment                                1,929            2,312            1,427
     Other non-cash items                                                                2,323           (1,032)           3,353
     (Increase) decrease in accounts receivable                                         24,909          (23,711)         (23,719)
     (Increase) decrease in inventories                                                  1,041            2,918           (2,802)
     Increase in other assets                                                           (9,014)          (5,334)          (2,839)
     Increase (decrease) in trade accounts payable                                       1,926            5,821             (969)
     Increase (decrease) in deferred revenue                                            (2,099)           4,604           (5,120)
     Increase (decrease) in other accrued expenses and liabilities                      (4,386)           6,265           (1,720)
                                                                                    ----------       ----------       ----------

          Cash flows provided by operating activities                                   19,477           57,564           54,696
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                        (45,880)         (51,378)         (59,199)
     Purchase of businesses, net of cash acquired                                         (779)          (2,041)            (724)
     Proceeds from disposal of business unit                                            50,000               --               --
     Change in net assets of discontinued operations                                     3,324           (3,976)            (731)
     Investment in unconsolidated subsidiary                                            (2,375)              --               --
     Other                                                                                  --               --               53
                                                                                    ----------       ----------       ----------

          Cash flows provided by (used in) investing activities                          4,290          (57,395)         (60,601)
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of current maturities of long-term debt and capital lease obligations       (884)         (11,970)         (11,926)
     Proceeds from long-term borrowings                                                228,851          150,000            2,294
     Payments on long-term borrowing                                                   (30,000)         (10,558)         (43,722)
     Proceeds from (payments on) short-term borrowings, net                              5,584          (79,750)          53,591
     Repurchase of common stock                                                       (370,497)         (49,837)          (4,692)
     Net proceeds from sales and issuances of common stock                             138,316            3,531           15,166
                                                                                    ----------       ----------       ----------

          Cash flows provided by (used in) financing activities                        (28,630)           1,416           10,711
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (158)           2,045           (2,325)
                                                                                    ----------       ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (5,021)           3,630            2,481
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                                            25,313           21,683           19,202
                                                                                    ----------       ----------       ----------
CASH AND CASH EQUIVALENTS--END OF YEAR                                              $   20,292       $   25,313       $   21,683
                                                                                    ==========       ==========       ==========


                See notes to consolidated financial statements.

                                 BANCTEC, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          For the twelve months ended December 31, 1999, 1998 and 1997
                       (In thousands, except share data)

                                                                                                                  Foreign
                                                  Common                Additional           Retained             Currency
                                                   Stock                   Paid              Earnings           Translation
                                               Old        New             Capital            (Deficit)           Adjustments
                                               ---------------          ----------           ---------           -----------

Balance at December 31, 1996
 (includes 29,936 treasury shares)             $   208   $   -          $  201,006           $   7,967           $    (1,612)
Common stock issued principally
 under employee stock plan                          10       -              15,013                   -                     -
Common stock issued/cancelled
 under restricted stock plans, net                   -       -                  83                   -                     -
Repurchase of common stock                           -       -                   -                   -                     -
Treasury stock cancelled                             -       -                (388)                  -                     -
Conversion of 7.25% debentures                       -       -                  60                   -                     -
Tax benefit from exercise of
 stock options                                       -       -               5,460                   -                     -
Amortization of unearned
 compensation                                        -       -                   -                   -                     -
Foreign currency translation
 adjustments                                         -       -                   -                   -                (3,517)
Net income                                           -       -                   -              42,152                     -
                                               ---------------          ----------           ---------           -----------
Comprehensive Income
Balance at December 31, 1997
 (includes 200,000 treasury shares)                218       -             221,234              50,119                (5,129)
Common stock issued principally
 under employee stock plan                           3       -               1,988                   -                     -
Common stock issued/cancelled
 under restricted stock plan, net                    -       -               1,077                   -                     -
Amortization of unearned
 compensation                                        -       -                   -                   -                     -
Repurchase of common stock                           -       -                   -                   -                     -
Treasury stock cancelled                           (27)      -             (54,502)                  -                     -
Tax benefit from exercise of
 stock options                                       -       -                 521                   -                     -
Foreign currency translation
 adjustments                                         -       -                   -                   -                 1,393
Net income                                           -       -                   -               4,813                     -
                                               ---------------          ----------           ---------           -----------
Comprehensive Income
Balance at December 31, 1998                       194       -             170,318              54,932                (3,736)
Net proceeds from common
 stock issued pursuant to merger                     -     182             137,180                   -                     -
Common stock issued principally
 under employee stock plans                          1       -                 866                   -                     -
Common stock issued/cancelled
 under restricted stock plan, net                    -       -                  87                   -                     -
Amortization of unearned
 compensation                                        -       -                   -                   -                     -
Repurchase of common stock                        (195)      -            (171,271)           (199,031)                    -
Foreign currency translation
 adjustments                                         -       -                   -                   -                   (68)
Net loss                                             -       -                   -             (11,197)                    -
                                               ---------------          ----------           ---------           -----------
Comprehensive Income (loss)
Balance at December 31, 1999                   $     - $   182          $  137,180           $(155,296)          $    (3,804)
                                               ===============          ==========           =========           ===========
                                                                                                                  Compre-
                                                                        Unearned                                  hensive
                                                 Treasury                Compen-                                   Income
                                                   Stock                  sation              Total                (Loss)
                                               ---------------          ----------           ---------           -----------
Balance at December 31, 1996
 (includes 29,936 treasury shares)             $          (388)         $   (2,461)          $ 204,720
Common stock issued principally
 under employee stock plan                                   -                   -              15,023
Common stock issued/cancelled
 under restricted stock plans, net                           -                   -                  83
Repurchase of common stock                              (4,692)                  -              (4,692)
Treasury stock cancelled                                   388                   -                   -
Conversion of 7.25% debentures                               -                   -                  60
Tax benefit from exercise of
 stock options                                               -                   -               5,460
Amortization of unearned
 compensation                                                -               1,234               1,234
Foreign currency translation
 adjustments                                                 -                   -              (3,517)          $    (3,517)
Net income                                                   -                   -              42,152                42,152
                                               ---------------          ----------           ---------           -----------
Comprehensive Income                                                                                             $    38,635
                                                                                                                 ===========
Balance at December 31, 1997
 (includes 200,000 treasury shares)                     (4,692)             (1,227)            260,523
Common stock issued principally
 under employee stock plan                                   -                   -               1,991
Common stock issued/cancelled
 under restricted stock plan, net                            -                (930)                147
Amortization of unearned
 compensation                                                -                 530                 530
Repurchase of common stock                             (49,837)                  -             (49,837)
Treasury stock cancelled                                54,529                   -                   -
Tax benefit from exercise of
 stock options                                               -                   -                 521
Foreign currency translation
 adjustments                                                 -                   -               1,393           $     1,393
Net income                                                   -                   -               4,813                 4,813
                                               ---------------          ----------           ---------           -----------
Comprehensive Income                                                                                             $     6,206
                                                                                                                 ===========
Balance at December 31, 1998                                 -              (1,627)            220,081
Net proceeds from common
 stock issued pursuant to merger                             -                   -             137,362
Common stock issued principally
 under employee stock plans                                  -                   -                 867
Common stock issued/cancelled
 under restricted stock plan, net                            -                (126)                (39)
Amortization of unearned
 compensation                                                -               1,753               1,753
Repurchase of common stock                                   -                   -            (370,497)
Foreign currency translation
 adjustments                                                 -                   -                 (68)          $       (68)
Net loss                                                     -                   -             (11,197)              (11,197)
                                               ---------------          ----------           ---------           -----------
Comprehensive Income (loss)                                                                                      $   (11,265)
                                                                                                                 ===========
Balance at December 31, 1999                   $             -          $        -           $ (21,738)
                                               ===============          ==========           =========


                See notes to consolidated financial statements.

 NOTE A--SUMMARY OF ACCOUNTING POLICIES

 Description of Business

     BancTec, Inc., a Delaware corporation, and subsidiaries (the "Company") is a worldwide systems integration and services company with a 27-year history of innovation in imaging technology, financial transaction processing and workflow productivity improvement. Serving a variety of industries, including banking, financial services, insurance, healthcare, governmental agencies and others, the Company offers a comprehensive portfolio of payment and document processing systems and services, workflow and image management software products, and computer and network support services.

 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

 Inventories

     Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. The Company continually assesses the appropriateness of inventory valuations giving consideration to obsolete and slow-moving inventories.

 Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Provision for depreciation and amortization is based on the estimated useful lives of the assets and is computed using the straight line method.

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

 Revenue Recognition

     The Company's revenue recognition policies for its principal sources of revenue are:

     Equipment and software sales--Revenue from sales of established products is recognized upon shipment of completed product in conformity with certain provisions of AICPA Statement of Position No. 97-2, "Software Revenue Recognition." Revenue for new products is generally recognized at the time of acceptance by the customer. Contracts with lengthy software development periods are accounted for in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts." Under such contracts, the costs in excess of billings were immaterial at December 31, 1999 and 1998. All contract costs, including equipment and software, are charged to cost of sales at the time the related revenue is recognized.

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

     Leasehold improvements and assets recorded under capital lease obligations are depreciated over the shorter of their estimated useful life or the remaining lease term. Field support spare parts, which are repairable replacement parts for products maintained under service contracts, are amortized over a useful life of three or five years. Depreciable lives for furniture, fixtures and machinery are generally from five to seven years. Buildings are depreciated over a 40-year life.

     Goodwill is amortized on a straight-line basis over their estimated useful lives. The excess of cost over net assets of acquired businesses is amortized over five to 40 years. Other intangible assets are amortized over three to five years.

     The Company evaluates the recoverability of goodwill and other long-lived assets by measuring the carrying value of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     During the 1999 fourth quarter, the Company wrote down $2.1 million of goodwill associated with its United Kingdom ("UK") subsidiary, BancTec Ltd. The write-down was associated with the discontinuance of a product line sold by the UK subsidiary. The loss is included in goodwill amortization in the Consolidated Statements of Operations.

     During the fourth quarter of 1998, management decided not to pursue the development of certain third party maintenance business for a Canadian subsidiary, BancTec Canada, in conjunction with the reorganization discussed in Note E. Consequently, the related future undiscounted cash flows of such operations were not sufficient to cover the carrying value of the subsidiary's goodwill. During 1998, the Company recorded a charge of approximately $4.1 million to goodwill amortization expense as a result of the impairment. The loss is included in goodwill amortization in the Consolidated Statements of Operations.

 Product Development

     Company sponsored software product development costs are expensed as incurred until technological feasibility has been established. At that time, the software product development costs are capitalized in conformity with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." At December 31, 1999 and 1998, the Company had no capitalized software costs. Software costs are amortized to cost of sales on a per unit basis or on a straight-line basis over a three year period, whichever is less. The Company performs a periodic review to determine the realization of capitalized software. When it is determined that there is impairment, carrying amounts are written down to their net realizable value. The amount of software development costs charged to expense for the twelve-month periods ended December 31, 1998 and 1997 was $181,000, and $180,000, respectively. There was no amortization for software development costs for the twelve-month period ended December 31, 1999. Customer sponsored product development costs are generally charged to cost of sales or the proceeds generated therefrom are credited to product development costs by the Company.

 Foreign Currency Translation

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenue and expenses are translated monthly at the average exchange rates for the month. Translation gains and losses including those arising from inter-company accounts considered to be long-term investments, are reported as a separate component of stockholders' equity, and transaction gains and losses are included in results of operations in Sundry, net. Foreign currency transaction gains/(losses) for the twelve months ended December 31, 1999, 1998 and 1997, were ($445,000), $972,000 and ($741,000), respectively.

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

 Reclassification

     Certain amounts have been reclassified from the prior years to conform to the current year presentation.

 NOTE B--ACQUISITIONS AND EQUITY INVESTMENTS

     During the first quarter of 1998, the Company acquired Groupe ParmaTec Inc., a Montreal based object-oriented software technology company for approximately $2.0 million. The acquisition was accounted for under the purchase method of accounting.

 NOTE C--MERGER

     On July 22, 1999, the merger of BancTec with Colonial Acquisition Corp., ("Colonial") was completed. Colonial, created only to engage in the merger, was organized and owned 93.5% by Welsh, Carson, Anderson & Stowe ("WCAS"), a private investment partnership. Convergent Equity Partners L.P. ("Convergent") owned approximately 6.5% of Colonial's capital stock prior to the merger. The above-named entities and related parties are now the sole shareholders of BancTec, with WCAS owning 17,003,838 shares of New Common Stock and Convergent owning 1,181,946 shares of Class A common stock. Holders of both New Common Stock and Class A common stock are entitled to one vote per share. The Class A common stockholder is entitled to one seat on the Company's Board of Directors.

     The former BancTec shareholders received $18.50 per common share in cash, or approximately $360.2 million. Funding for the distribution to the former BancTec shareholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor notes, and the Revolving Credit Facility discussed in Note G. The transaction was accounted for as a recapitalization in which the historical basis of the Company's assets and liabilities was not affected and no new goodwill related to the merger was created. In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to stockholders' equity.

     Under the terms of the merger agreement, a Rabbi Trust in the approximate amount of $5.5 million was established for potential senior management separation payout pursuant to related employment agreements. The $5.5 million was segregated as restricted cash, and the year-end restricted cash balance was approximately $2.7 million. Under the agreements, certain BancTec executives are eligible to receive separation pay, as defined, from one to three years after the merger date if certain separation criteria are met. BancTec expects to pay at least $3.4 million pursuant to the agreements, and accordingly, recorded a corresponding accrual in the third quarter. The balance of the accrual was approximately $2.5 million at December 31, 1999 and is expected to be paid in fiscal 2000. Merger-related fees totaling $17.8 million were paid to various organizations in conjunction with closing. Of this amount, $11.4 million was allocated to the capital portion of the transaction and reflected as a reduction to stockholders' equity, $6.2 million was allocated to the Company's new debt instruments to be amortized over their respective lives, and approximately $0.2 million of additional merger-related fees were expensed in the fourth quarter. Included in the above-referenced fees were payments to WCAS in the amount of $5.8 million and to Convergent in the amount of $0.2 million. See also Note G for additional related party information.

 NOTE D--DISCONTINUED OPERATIONS

     On September 9, 1999, BancTec completed the sale of substantially all of the net assets of its community banking business to Jack Henry and Associates ("JHA") of Monett, Missouri. The transaction was effective August 31, 1999. The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation is made in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this Opinion, the net assets of discontinued operations have been shown as a single line item on the Consolidated Balance Sheets. Revenues from the community banking business were $20.7 million, $41.8 million, and $42.5 million in fiscal 1999, 1998, and 1997, respectively.

 NOTE E--REORGANIZATION

     In October 1998, the Company announced plans to reorganize its operations into two primary businesses: Worldwide Financial Systems ("WFS") and Computer and Network Services ("CNS"). In conjunction with this reorganization, the Company recorded charges of approximately $22.1 million, of which $13.6 million relates to inventory obsolescence costs as discussed in Note F and $4.1 million relates to the impairment of goodwill as discussed in Note A. The remaining charges totaled approximately $4.4 million, of which $2.0 million was recorded as cost of sales expense and $2.4 million was recorded as selling, general and administrative expense. Included in the reorganization charge is an accrual for approximately $1.0 million related to the closure of the Company's operations in Australia. The remaining $3.4 million primarily relates to severance costs that were paid to approximately 60 employees and management's estimate of severance paid to the Company's chief executive officer who announced his retirement in the fourth quarter of 1998. Nearly all affected employees were terminated. As of December 31, 1999, substantially all amounts had been paid.

 NOTE F--INVENTORIES

     In the fourth quarter of 1998, the Company discontinued certain product lines in conjunction with the reorganization (see Note E) and, accordingly expensed approximately $13.6 million of inventory.

                                                                                  December 31,
                                                                           1999                    1998
                                                                     -----------------       ----------------
                                                                                 (In thousands)
                 Raw materials                                        $         18,740        $        27,840
                 Work-in-process                                                 4,429                  3,830
                 Finished goods                                                 41,024                 34,920
                                                                      ----------------        ---------------
                                                                      $         64,193        $        66,590
                                                                      ================        ===============


 NOTE G--DEBT

 Long-term debt is presented in the following table:

                                                                                                December 31,
                                                                                      1999                     1998
                                                                                -----------------       ------------------
                                                                                              (In thousands)
                  Term loan payable to banks due June 2004                      $          45,000         $              -
                  7.5% senior notes due June 1, 2008                                      150,000                  150,000
                  Subordinated unsecured "Sponsor" notes due 2009                         160,000                        -
                  Obligations under capital leases                                            354                    1,230
                                                                                -----------------         ----------------

                                                                                          355,354                  151,230
                  Less current maturities                                                   4,854                      878
                                                                                -----------------         ----------------
                                                                                $         350,500         $        150,352
                                                                                =================         ================

 Future maturities of long-term debt, excluding capital lease obligations are as follows:

          Year                                (In thousands)
      -------------                         -------------------
          2000                              $             4,500
          2001                                            9,000
          2002                                           10,500
          2003                                           13,500
          2004                                            7,500
          Thereafter                                    310,000
                                            -------------------
                                            $           355,000
                                            ===================

     On July 22, 1999, the merger of the Company with WCAS was completed (see Note C). Subsequent to, and as a result of the merger, the following debt instruments were put into place: 1) $75.0 million Tranche A Term Loan due June 2004 payable to a bank in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest, at the Company's option, of either London Interbank Offered Rate ("LIBOR") plus 2.75% or prime plus 1.75% (10.25% at December 31, 1999), and 2) $160.0 million subordinated unsecured "Sponsor" notes due 2009, bearing interest at 10.0%. The $160.0 million is payable to WCAS, a related party. The Company used $30.0 million of the cash proceeds from the sale of its community banking business to pay down the term loan to $45.0 million in the fourth quarter of 1999. Collateral for the term loan includes all tangible and intangible assets of the Company.

     On May 22, 1998, the Company sold $150.0 million of 7.5% Senior Notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998, the Senior Notes were registered as public debt. Interest is due and payable in semi-annual installments beginning December 1, 1998. The notes contain covenants placing limitations on the Company's ability to permit subsidiaries to incur certain debts, incur certain loans and engage in certain sale and leaseback transactions. The Company is in compliance with all covenants.

     At December 31, 1999, the Company has a secured credit agreement with financial institutions, which provides for a $50.0 million short-term revolving credit facility (the "agreement", or the "revolver"). The agreement contains restrictive covenants which also apply to the Tranche A Term Loan. The covenants have variable parameters which, among other things, restrict payment of dividends, require the Company to maintain a minimum EBITDA to interest expense ratio, as defined, limit the maximum debt to EBITDA, restrict the minimum fixed charge to interest expense ratio and limit capital expenditures. The agreement also allows for an Adjusted EBITDA calculation which excludes certain expense items in accordance with the contract's provisions. Capital expenditures at a quarter end for the preceding twelve-month period are not to exceed $50.0 million. At December 31, 1999, the Company is in compliance with all covenants required under the agreement. The revolver bears interest at the lender's prime commercial rate plus 1.75%, or at the Company's option, the LIBOR on Eurocurrency borrowings plus 2.75%, depending on the Company's debt to capitalization ratio (10.25% at December 31, 1999). A commitment fee of 0.5% on the unused revolving credit facility is payable quarterly. The Company had an outstanding balance of $9.0 million under the agreement at December 31, 1999.

     Also outstanding as of December 31, 1999, were foreign credit agreements in the amount of $1.5 million payable in Japanese yen. The terms on the agreements range from three months to one year at interest rates up to 1.75%. There are no restrictive covenants related to these agreements.

     Except for the Senior Notes which, as of December 31, 1999, have a fair market value of approximately $130.0 million based on an estimated yield of 10.0%, the fair market value of the Company's debt instruments approximates their respective carrying values.

     The Company paid cash totaling $21,203,000, $7,856,000, $7,943,000, for interest during the twelve months ended December 31, 1999, 1998 and 1997, respectively. During the twelve months ended December 31, 1999 and 1997, the Company capitalized no interest costs. During the twelve months ended December 31, 1998, the Company capitalized $731,000, in interest on the costs incurred to implement a new internal information system.

 NOTE H--OTHER ACCRUED EXPENSES AND LIABILITIES

                                                                               December 31,
                                                                     1999                     1998
                                                             ----------------------   -------------------
                                                                              (In thousands)
Salaries, wages and other compensation                         $          15,899        $          19,105
Advances from customers                                                    9,543                    9,479
Accrued taxes, other than income taxes                                     5,688                    5,918
Accrued interest payable                                                   1,157                      969
Accrued invoices and costs                                                 5,892                    8,545
Accrued reorganization costs                                                 215                    3,879
Other                                                                     22,787                   28,372
                                                               -----------------        -----------------
                                                               $          61,181        $          76,267
                                                               =================        =================


 NOTE I--INCOME TAXES

     The income tax provision (benefit) consists of the following:

                                                                               Twelve Months Ended
                                                                                    December 31,
                                                      ----------------------------------------------------------------------
                                                                1999                     1998                   1997
                                                      ------------------------    -------------------    -------------------
                                                                                   (In thousands)
Current:
     Federal                                            $                3,205      $             621      $           9,358
     State                                                                 231                    387                  3,240
     Foreign                                                             7,901                  4,782                  5,660
                                                        ----------------------      -----------------      -----------------
          Total current                                                 11,337                  5,790                 18,258
                                                        ----------------------      -----------------      -----------------

Deferred:
     Federal                                                           (15,744)                (2,684)                 3,709
     Foreign                                                            (2,169)                  (399)                 1,744
                                                        ----------------------      -----------------      -----------------
          Total deferred                                               (17,913)                (3,083)                 5,453
                                                        ----------------------      -----------------      -----------------
                                                        $               (6,576)     $           2,707      $          23,711
                                                      ========================      =================      =================


     The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:


                                                                                 Twelve Months Ended December 31,
                                                                 -----------------------------------------------------------------
                                                                      1999                       1998                   1997
                                                                 --------------              --------------         --------------
                                                                                             (In thousands)

Provision (benefit) at U.S. statutory rate of 35% for
   all periods                                                   $       (6,221)             $        2,632         $       23,305
Increase in tax expense resulting from:
   Impact of foreign and Puerto Rico income tax rates                     1,310                       2,724                     54
   State income tax, net of federal income tax benefit                      150                         426                  2,106
   Utilization of net operating losses                                        -                      (4,419)                (4,291)
   Foreign losses not providing a current benefit                             -                       2,086                    407
   Goodwill amortization                                                  7,481                       1,077                  1,579
   Valuation allowance                                                   (8,103)                          -                      -
   Other                                                                 (1,193)                     (1,819)                   551
                                                                 --------------              --------------         --------------
                                                                 $       (6,576)             $        2,707         $       23,711
                                                                 ==============              ==============         ==============


     The Company paid cash totaling $14,614,000, $10,168,000 and $9,631,000, for income taxes during the twelve months ended December 31, 1999, 1998 and 1997, respectively.

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis. Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, "Accounting for Income Taxes", were comprised of the following:

                                                                                                      December 31,
                                                                                    -----------------------------------------------
                                                                                           1999                        1998
                                                                                     -----------------             ----------------
                                                                                                      (In thousands)

Gross deferred tax assets:
     Net operating losses                                                            $          26,946             $         24,431
     Inventory reserves                                                                          9,673                        7,399
     Depreciation                                                                                1,641                          151
     Receivable allowance                                                                        2,642                        1,378
     Intangible assets previously deducted                                                       2,890                        4,038
     Deferred revenues                                                                           3,413                        3,701
     Deferred compensation                                                                       1,481                        4,183
     Foreign timing differences, net                                                               784                          706
     Taxes paid on intercompany profits                                                          1,330                        1,146
     Other                                                                                       4,361                        3,390
                                                                                     -----------------             ----------------
        Total gross deferred tax asset                                                          55,161                       50,523
                                                                                     -----------------             ----------------

Gross deferred tax liabilities:
     Tax deductible deferred computer conversion costs                                          (7,909)                      (8,037)
                                                                                     -----------------             ----------------
        Total gross deferred tax liability                                                      (7,909)                      (8,037)
Deferred tax asset valuation reserve                                                            (8,990)                     (22,137)
                                                                                     -----------------             ----------------
        Net deferred tax asset                                                       $          38,262             $         20,349
                                                                                     =================             ================




     The Company has net operating loss carryforwards which expire as follows:
 2000 through 2004, $39,649,000; 2005 through 2009, $24,065,000; 2010 through
 2014, $503,000; 2015 through 2019, $2,419,000; and indefinite, $6,052,000.

     The net change in the deferred tax asset valuation reserve for the twelve months ended December 31, 1999 and 1998, was a decrease of $13,147,000 and $12,284,000, respectively. During 1999, federal revenue agent reviews were completed; consequently, management reduced the estimated valuation allowance related to certain deferred tax assets. In 1998, the decrease was primarily attributable to the reversal of acquisition timing differences, inventory reserves, and utilization of net operating loss carry forwards.

     Undistributed earnings of foreign subsidiaries were approximately $30,338,000 and $25,497,000 and $21,165,000 at December 31, 1999, 1998 and
 1997, respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.


 NOTE J--STOCKHOLDERS' EQUITY

 Employee Stock Award Plans

     Prior to July 22, 1999, the date of the merger, the Company had various stock award plans. In general, the plans provided for the granting of options or restricted shares to key employees. As a result of the merger, all options and restricted shares became fully vested and were converted into the right to receive $18.50 in cash per common share. A summary of the key provisions of each type of award is as follows:

 Stock Options

     In general, the plans provided for the granting of options at not less than fair market value of the stock at the grant date. Options issued vested over a five-year period, with one-fifth of the shares becoming exercisable on each anniversary. At December 31, 1998 and 1997 options to purchase 3,030,664 shares and 2,519,745 shares, respectively, were outstanding, of which options to purchase 748,825 shares and 844,560 shares, respectively, were vested and could be exercised at a weighted average exercise price of $20.36 and $17.97, respectively.

     A summary of activity in the Company's stock option plans follows:

                                                                                                               Weighted
                                                                                     Range of                   Average
                                                                                 Exercise Prices               Exercise
                                                      Shares                        Per Share                    Price
                                               -----------------          ----------------------------      -------------


Options outstanding--December 31, 1996            $    2,860,586          $    4.83          $   28.39         $    17.99

Granted                                                  865,550              21.25              27.00              23.61
Exercised                                             (1,035,468)              4.83              23.31              14.65
Forfeited                                               (170,923)              5.42              22.50              20.72
                                               -----------------

Options outstanding--December 31, 1997                 2,519,745               5.33              27.00              21.09

Granted                                                1,812,319              12.56              25.81              14.40
Exercised                                               (176,788)              5.33              23.31              15.59
Forfeited                                             (1,124,612)             12.08              27.00              22.42
                                               -----------------

Options outstanding--December 31, 1998                 3,030,664               7.09              25.81              16.94
Granted                                                   87,000              13.25              13.25              13.25
Exercised or surrendered                              (1,722,854)             12.56              18.00              13.16
Forfeited                                             (1,394,810)         $   12.56          $   25.81         $    21.01
                                               -----------------
Options outstanding--December 31, 1999           $             0
                                               =================


     Of the options forfeited during 1999, options for 217,195 shares had exercise prices between $12.56 and $18.83, with a weighted average exercise price of $18.72. The remaining 1,177,615 options forfeited had exercise prices between $19.88 and $25.81, with a weighted average exercise price of $21.43.

     Of the options exercised during 1999, options for 1,543,795 shares had exercise prices between $12.56 and $13.25 with a weight exercise price of $12.73. The remaining 179,059 options had exercise prices between $13.44 and $17.38 with a weighted average exercise price of $17.01.

     The Company accounted for the stock option plans under APB Opinion No. 25, under which no compensation has been recognized. Had compensation costs for these plans been determined consistent with FAS Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been reduced to the following pro forma amounts in thousands:

                                                          Twelve Months Ended December 31,
                                              --------------------------------------------------------

                                                      1999                 1998                1997
                                              -------------------   -----------------   --------------


          Net Income (loss):
                 As reported                    $     (11,197)        $      4,813        $     42,152
                 Pro Forma                      $     (13,194)        $      2,093        $     40,173

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                                                       Twelve Months Ended December 31,
                                                 -----------------------------------------------------------------------------
      Weighted Average                                         1999                           1998                    1997
-----------------------------                    --------------------------          ---------------------   -----------------
Risk free interest rate                                             6.3%                           4.8%                    5.8%
Expected life                                                 3.5 years                      3.5 years               3.5 years
Expected volatility                                                  58%                            64%                     35%
Fair value of options granted (in millions)                       $6.15                          $6.91                   $6.88

 Restricted Stock Awards

     The Board of Directors periodically awarded restricted stock to key employees as compensation, and vesting was pro rata and subject to future service. In conjunction with the merger, all restricted shares became fully vested and were purchased by WCAS and Convergent. Accordingly, there was no restricted stock outstanding at December 31, 1999. Unearned compensation was charged for the market value of the shares on the date of grant and was amortized to expense over the vesting period. Such amounts were shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. During the twelve months ended December 31, 1999, 9,518 restricted shares were awarded and unearned compensation of $126,114 was recorded. During the twelve months ended December 31, 1998, 48,822 restricted shares were awarded and unearned compensation of $1,047,240 was recorded. During the twelve months ended December 31, 1997, 8,695 restricted shares were awarded and unearned compensation of $184,769 was recorded. The weighted average price of the shares awarded during the twelve months ended December 31, 1999, 1998 and 1997, was $13.25, $24.47 and $21.25, respectively. Vesting on such shares ranged from 3 years to 21 years. In conjunction with the merger, all restricted shares became fully vested and were purchased by WCAS and Convergent. During the twelve months ended December 31, 1999, 1998 and 1997, $1,752,928, $529,827 and $228,413, respectively, were amortized to expense. Also during the twelve-month period ended December 31, 1998 and 1997, the Company cancelled 6,360 shares and 6,193 shares, respectively, reserved for key employees who are no longer with the Company. This resulted in a reduction to unearned compensation of $117,751 and $102,006, respectively.

 NOTE K--EMPLOYEE BENEFIT PLANS

     The Company's Employees' Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. During the twelve months ended December 31, 1999 and 1998 the Company elected to contribute 50% of the qualifying participants' total pre-tax contributions. During the twelve months ended December 31, 1997, the Company elected to contribute 69,492 shares which were allocated based on compensation. Amounts expensed under the plan for the twelve months ended December 31, 1999, 1998 and 1997 were $2,810,000, $2,768,000 and $1,863,000, respectively.

     The Company provides no material post retirement benefits to its employees.


 NOTE L--COMMITMENTS AND CONTINGECIES

 Leases

     The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the twelve months ended December 31, 1999, 1998 and 1997 was $9,345,000, $11,056,000 and $8,454,000, respectively.

     Future minimum payments under non-cancelable operating leases are as follows:


Calendar Year                                         (In thousands)
        2000                                        $            8,476
        2001                                                     7,060
        2002                                                     5,026
        2003                                                     3,875
        2004                                                     2,474
 Thereafter                                                      3,584
                                                    ------------------
                                                    $           30,495
                                                    ==================


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

 NOTE M--BUSINESS SEGMENT DATA

     As of December 31, 1998, the Company adopted SFAS No. 131, which requires disclosure of business segment data in accordance with the "management approach". The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance.

     The Company's operations historically have been organized into three business segments as follows: Manufacturing and Supplies, U.S. Maintenance and Service ("USMS"), and Worldwide Systems ("WS"). In the 1998 fourth quarter, the Company announced a reorganization of its operations into two primary businesses, WFS and CNS. The operations of WFS include financial transaction processing, manufacturing and supplies, and installation and maintenance of BancTec manufactured products and Plexus. The operations of CNS include personal computer warranty repair services and administration of third party extended warranties. The operations of WFS include two reportable segments that are managed separately based on geographical areas. North American Systems ("NAS") consists of WFS operations in North America and International Systems ("INTL") consists of WFS operations in Europe and Japan.

     Only revenue data for the new segments is available for fiscal 1999 and is presented below. The Company has also included tables reflecting historical segment data on a comparative basis.

 Historical Segments

     The Company's Manufacturing and Supplies segment provides document-processing systems, check sorting systems and electronic components, which are marketed to its end-users, other manufacturers and various resellers and systems integrators worldwide. In addition, the manufacturing and supplies segment provides full-page document scanners that are sold worldwide through distributors.

     The Company's USMS segment installs and maintains its own equipment products such as document reader/sorters and scanners. In addition, the maintenance and service segment provides personal computer warranty repair services for companies and administers third party extended warranties on personal computers sold by some of the nation's largest retailers. The Company provides a variety of personal computer services to Fortune 1000 companies and government agencies.

     The Company's WS segment provides integration services related to a full range of software and equipment for high volume, complex financial transaction processing environments. Customers include some of the largest check and payment processors worldwide, including banks, credit card companies, utilities, insurance companies and government agencies.

     Whenever possible, the Company uses market prices to determine inter-segment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.

 Table 1- New Segments

                                                           North             Computer
                                                         American           and Network
                                                          Systems             Services           International           Total
                                                     ---------------     -----------------     -----------------   ---------------
For the twelve months ended December 31, 1999
   Revenues from
     external customers                               $      251,656    $      109,738         $      173,196         $      534,590

For the twelve months ended December 31, 1998
   Revenues from
     external customers                               $      274,946    $      122,500         $      158,651         $      556,097

For the twelve months ended December 31, 1997
   Revenues from
     external customers                               $      296,925    $      100,900         $      163,171         $      560,996


 Table 2- Historical Segments

                                         Manfacturing &        US Maintenance   Worldwide         Corporate/
                                           Supplies               & Service      Systems         Eliminations        Total
                                         --------------        --------------   --------         ------------      -----------
                                                                       (In thousands)
For the twelve months ended December 31, 1999
Revenues from
   external customers                    $     47,443          $   209,711      $  277,436       $           -     $  534,590
Intersegment
   revenues                                    53,663                  103          16,888             (70,654)             -
Segment gross profit                           13,799               13,486          76,747                   -        104,032
Income (loss) from
   operations                                   1,195                  847          16,195             (32,456)       (14,219)
Total assets                                   51,843              121,238         207,184              92,840        473,105
Capital
   expenditures                                   385               29,469           9,828               6,977         46,659

For the twelve months ended December 31, 1998
Revenues from
   external customers                    $     49,880           $  238,335      $  267,882       $           -     $  556,097
Intersegment
   revenues                                    55,179                1,311           7,480             (63,970)             -
Segment gross profit                            4,864               53,229          65,310                   -        123,403
Income (loss) from
   operations                                  (7,754)              42,653            (415)            (17,350)        17,134
Total assets                                   65,058              142,921         199,285             113,048        520,312
Capital
   expenditures                                 1,656               25,003           9,588              17,172         53,419

For the twelve months ended December 31, 1997
Revenues from
   external customers                    $     57,214           $  219,902      $  283,880       $           -     $  560,996
Intersegment
   revenues                                    53,986                   10          14,746             (68,742)             -
Segment gross profit                           25,122               60,891          83,644                   -        169,657
Income (loss) from
   operations                                   6,552               53,152          25,059              (7,658)        77,105
Total assets                                   90,746              139,871         178,087              89,639        498,343
Capital
   expenditures                                 2,067               27,647           8,735              21,474         59,923

 NOTE N--GEOGRAPHIC OPERATIONS

     The Company operates in the following geographic areas: the United States, Japan, the UK, and other international areas consisting primarily of Canada, France, Germany, and other Northern European countries. Inter-area sales to affiliates are accounted for at established transfer prices.

     Sales to unaffiliated customers and affiliates for the twelve months ended December 31, 1999, 1998 and 1997, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:


                                                                                        Other
                                              United                    United          inter-       Elimina-          Consoli-
                                              States       Japan        Kingdom        national         tions            dated
                                              ------       ------       -------        --------      --------          ---------
Twelve months ended December 31, 1999
 Sales to unaffiliated customers           $ 345,977     $  59,585    $  55,862       $  73,166      $      -          $  534,590
 Inter-area sales to affiliates               65,393             -        4,785             476       (70,654)                  -
 Long-lived assets other than
  deferred taxes                             203,216         5,960        6,142           6,183       (27,179)            194,322

Twelve months ended December 31, 1998
 Sales to unaffiliated customers           $ 380,852     $  46,713    $  61,076       $  67,456      $      -          $  556,097
 Inter-area sales to affiliates               61,568             -        2,402               -       (63,970)                  -
 Long-lived assets other than
  deferred taxes                             202,335         4,687        7,913          11,226       (29,487)            196,674

Twelve months ended December 31, 1997
 Sales to unaffiliated customers           $ 385,405     $  41,320    $  61,051       $  73,220      $      -          $  560,996
 Inter-area sales to affiliates               65,757             -        2,982               3       (68,742)                  -
 Long-lived assets other than
  deferred taxes                             194,917         3,365        7,629          10,571       (29,551)            186,931




 NOTE O--SUMMARIZED QUARTERLY DATA (UNAUDITED)


                                                         Year Ended December 31, 1999
                            -----------------------------------------------------------------------------------------------------
                                       Q1                  Q2                   Q3                   Q4                 Total
                            --------------------    ---------------     -----------------     ---------------      --------------
                                                                         (In thousands)
Revenue                       $      139,489         $   140,827         $   126,954          $   127,320          $   534,590
Gross profit                          35,595              35,817              30,764                1,856              104,032
Income (loss) from
   continuing operations               4,972               5,889              (4,693)             (28,748)             (22,580)
Net income (loss)                      4,818               5,521               7,464              (29,000)             (11,197)




                                                         Year Ended December 31, 1998
                            -----------------------------------------------------------------------------------------------------
                                       Q1                  Q2                   Q3                   Q4(A)              Total
                            --------------------    ---------------     -----------------     ---------------      --------------
                                                                         (In thousands)
Revenue                       $         131,175         $   135,953         $   146,530         $   142,439          $   556,097
Gross profit                             38,624              37,511              38,377               8,891              123,403
Income (loss) from
   continuing operations                 10,121               7,813               7,424             (17,966)               7,392
Net income (loss)                        10,055               7,577               7,250             (20,069)               4,813

                                                         Year Ended December 31, 1997
                            -----------------------------------------------------------------------------------------------------
                                       Q1                  Q2                   Q3                   Q4                 Total
                            --------------------    ---------------     -----------------     ---------------      --------------
                                                                         (In thousands)
Revenue                       $             131,391         $   142,320         $   139,375         $   147,910         $   560,996
Gross profit                                 36,598              40,506              49,158              43,395             169,657
Income from
   continuing operations                      5,691               7,261              19,757              11,677              44,386
Net income                                   10,027              10,603              10,787              10,735              42,152



     (A) During the fourth quarter of 1998, the Company recorded approximately $22.1 million of charges related to the reorganization of the Company's operations and approximately $12.1 million of various other charges, including: the termination of a systems contract related to a discontinued product, the termination of a third party maintenance contract, additional provisions for doubtful accounts, inventory obsolescence costs and various other items.


 NOTE P--SUBSEQUENT EVENTS

     In February 2000, the Company authorized a two-for-one stock split payable in the form of a 100% stock dividend to shareholders of record on February 25, 2000. A total of 9,092,892 shares of common stock were issued in connection with the split, comprised of 8,501,919 shares of New Common Stock and 590,973 shares of Class A common stock. Consequently, all references to shares of New Common Stock and Class A common stock included in the accompanying consolidated financial statements and notes thereto reflect the 100% stock dividend and its retroactive effect.

     Also in February 2000, the Company decided to move its corporate leased-space headquarters from its Dallas, Texas, location to an owned facility in Irving, Texas. The move is expected to occur during the second quarter of 2000. In conjunction with the move, the Company has entered into an agreement to sublease the office space currently being used by corporate headquarters' staff. The Company expects to incur a pre-tax loss on the lease of approximately $1.0 million, which will be recorded in the first quarter of 2000.

================================================================================
                                    PART III

 ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

 ITEM 10.   Directors and Executive Officers of BancTec, Inc.

     The following table sets forth the names, ages, and positions of each of the directors and executive officers of the Company as of February 29, 2000.

     Executive officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders. No family relationships exist among the executive officers of the Company.

                Name                     Age                            Position
-------------------------------------           ---------------------------------------------------------
 John D. Staedke.....................       59  President and Chief Executive Officer
 John G. Guthrie.....................       63  Senior Vice President
 Tod V. Mongan.......................       49  Senior Vice President, Secretary, General Counsel and
                                                Chief Administrative Officer
 Kevin L. Roper......................       45  Vice President
 James E. Uren.......................       63  Senior Vice President
 Robert A. Minicucci.................       47  Chairman of the Board and Director
 Anthony J. de Nicola................       35  Director
 Murray Holland......................       46  Director

   Mr. Staedke has been President and Chief Executive Officer since December 1999. Mr. Staedke served as the Client Executive responsible for global information technology services provided to the Xerox Corporation for EDS (an information technology and systems integration company) from 1996 to December 1999. Mr. Staedke also served as President and Chief Executive Officer of Hitachi Data Systems Corporation (a mainframe and computer storage company) from 1992 to 1996.

     Mr. Guthrie has been Senior Vice President since September 1995. Since February 1989, Mr. Guthrie has been employed by the Company in various management capacities.

   Mr. Mongan has been Chief Administrative Officer since January 1996, Vice President, Secretary and General Counsel since April 1984 and Senior Vice President since January 1993. Since November 1979, Mr. Mongan has been employed by the Company in various management capacities.

     Mr. Roper has been Vice President since May 1996. Since March 1985, Mr. Roper has been employed by the Company in various management capacities.

     Mr. Uren has been Senior Vice President since September 1995. Since October 1988, Mr. Uren has been employed by the Company in various management capacities.

     Mr. Minicucci has been a director of the Company since July 22, 1999. Mr. Minicucci also serves as General Partner of Welsh, Carson, Anderson & Stowe VIII, L.P. (a private investment company) and as a director of Amdocs Limited (a telecom customer care and billing software and services company). Mr. Minicucci has served as General Partner of Welsh, Carson, Anderson & Stowe since 1993.

     Mr. de Nicola has been a director of the Company since July 22, 1999. Mr. de Nicola also serves as General Partner of Welsh, Carson, Anderson & Stowe VIII, L.P. (a private investment company) and of Centennial Communications (a wireless rural telephone systems and integrated communications services company). Mr. de Nicola has served as General Partner of Welsh, Carson, Anderson & Stowe since 1994.

     Mr. Holland has been a director of the Company since July 22, 1999. Mr. Holland also serves as Principal of Convergent Equity Partners L.P. (a private investment company) and has served as Chairman and Chief Executive Officer of Convergent Media Systems Corporation (a provider of interactive distance learning solutions) since 1992. Mr. Holland also served as Chairman of Convergent Group Corporation (an independent systems integrator for geographic information systems) from June 1993 through August 1999, when the company was sold, and as Chairman and Chief Executive Officer of BTI Americas, Inc. (a travel agency) from February 1995 through June 1998, when the company was sold.

 Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in such ownership. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended December 31, 1999, the applicable Section 16(a) filing requirements were complied with for all transactions.

 ITEM 11.   Executive Compensation

 Summary Compensation Table

     The following table sets forth certain information regarding compensation earned during 1999, the year ended December 31, 1998 ("1998"), and the year ended December 31, 1997 ("1997"), by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers (based upon salary and bonus earned during 1999). All information relating to shares of Common Stock and options to purchase Common Stock contained herein has been adjusted to reflect the three-for-two stock split of Common Stock effected in February 1993.

                                                                                       Long Term
                                                     Annual Compensation           Compensation Awards
                                                     -------------------        ---------------------------
                                                                                          Restricted                 All Other
                                           Fiscal                 Bonus    Long Term        Stock       Options      Compensa-
Name and Principal Position(s)              Year      Salary($)   ($)(1)   Bonus(2)       Award(s)($)    (#)(3)      tion($)(4)
-----------------------------              ------    ----------  -------  -----------     ----------   ---------      ---------
Grahame N. Clark, Jr.(5)                     1999      333,775         -          -         35,695            -      2,715,898
  President and Chief Executive              1998      281,390    202,300    107,100         54,820      150,000              -
  Officer                                    1997      281,390    310,675    164,475         51,000      100,000              -
Raghavan Rajaji(6)                           1999      230,479          -          -         16,496            -        699,395
  Senior Vice President, Chief               1998      200,278     93,500     38,500         26,249      121,000              -
  Financial Officer and Treasurer            1997      200,278    148,750     43,750         25,500       40,000              -
Tod V. Mongan                                1999      190,305          -          -         13,607            -        553,920
  Senior Vice President, Secretary           1998      140,949     77,138     31,762         21,654       94,000              -
  and Chief Administrative Officer           1997      140,707    122,719     50,531         21,037       40,000              -
James E. Uren                                1999      188,739          -          -         15,754            -        223,770
  Senior Vice President                      1998      175,000     89,250     47,250         20,880       33,000              -
                                             1997      136,307    118,405     62,685         23,630       10,000              -
Kevin L. Roper                               1999      187,651          -          -         15,754            -        519,240
  Vice President                             1998      158,169     89,250     26,250        396,999       89,000              -
                                             1997      131,307     87,351     25,691          6,012       40,000              -

______________
(1) Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the next fiscal year.
(2) Bonus vests ratably over a period of three years and is not available to the individual until the later of retirement from the Company or attainment of the age of 62.
(3)  Options to acquire shares of Common Stock.
(4) Includes cash compensation received for: surrender of vested and unexercised stock options by all executive officers; surrender of unexercised option to purchase Employee Stock Purchase Plan shares by Mr. Rajaji; and severance by Mr. Clark.
(5)  Mr. Clark's employment with the Company terminated effective December 1,
     1999.
(6) Mr. Rajaji's employment with the Company terminated effective December 31, 1999.


 Option Grants in 1999

   The following table sets forth information related to options granted to the named executive officers during 1999.

                                                                                                  Potential Realizable Value
                                                                                                   at Assumed Annual Rates
                                                                                                        of Stock Price
                                                                                                       Appreciation for
                                                    Individual Grants                                   Option Term(1)
                                                                                                 ----------------------------
                                 Options    Percent of Total Options   Exercise or
                                 Granted      Granted to Employees      Base Price   Expiration
Name                               (#)        In Fiscal Year (%)         ($/Sh)      Date                5%($)         10%($)
-------------------------------  -------   ------------------------    -----------   ----------          ----          -----
Grahame N. Clark, Jr.               -                 -                     -           N/A                -              -
Raghavan Rajaji                     -                 -                     -           N/A                -              -
Tod V. Mongan                       -                 -                     -           N/A                -              -
James E. Uren                       -                 -                     -           N/A                -              -
Kevin L. Roper                      -                 -                     -           N/A                -              -

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

 Aggregated Option Exercises in 1999 and Fiscal Year-End Option Values

     The following table sets forth information related to the number of options exercised in 1999 and the value realized by the named executive officers. Further, the table provides information related to the number and value of options held by the named executive officer at the end of 1999.

                                                                                                   Value of Unexercised
                                                            Number of Unexercised Options          In-the-Money Options
                                 Shares                           at Fiscal Year-End                at Fiscal Year-End
                                 Acquired       Value      -------------------------------        ------------------------
Name                          on Exercise(#)  Realized($)  Exercisable(#)   Unexercisable (#) Exercisable($)  Unexercisable($)
----                          -------------   ----------   -------------   ----------------   -------------   ---------------
Grahame N. Clark, Jr.                    -            -                -                  -               -                 -
Raghavan Rajaji                          -            -                -                  -               -                 -
Tod V. Mongan                            -            -                -                  -               -                 -
James E. Uren                            -            -                -                  -               -                 -
Kevin L. Roper                           -            -                -                  -               -                 -


 Compensation of Directors

    The directors of the Company are not compensated for their services.

 Employment Agreements

     The Company has entered into employment agreements (the "Agreements") with Tod V. Mongan, Kevin L. Roper, and Scott J. Wilson. Each of the Agreements provides for the payment of base salary amounts and the participation in any employee benefit or bonus plan or arrangement made available by the Company on a basis consistent with the terms, conditions, and overall administration of such plan or arrangement. The Agreements expire on October 23, 2003. On July 22, 1999, a Triggering Event, as defined in the Agreements, occurred.

     Upon the death of an executive during the term of that executive's Agreement, the Company is obligated to pay the executive's base salary for a period of months (not to exceed twelve months) determined by multiplying two times the number of complete twelve-month periods of employment of the executive with the Company. If the Company terminates the executive's employment for any reason other than for cause (and at a time when the executive is not eligible to receive benefits under the Company's long-term disability plan) or the executive terminates his employment upon 30 days' notice for specified types of changes in duties or compensation or due to the Company's breach of material obligations without cure, then the Company will pay the executive severance payments over a period of twelve months equal to the sum of the executive's annualized base salary and the amount of the executive's targeted bonus for the fiscal year in which the termination occurs.

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

 Compensation Committee and Option Committee Interlocks and Insider
 Participation

     From January 1, 1999 through July 22, 1999, the Compensation Committee was composed of Michael E. Faherty, Paul J. Ferri, Rawles Fulgham, A.A. Meitz, and Michael A. Stone and the Option Committee was composed of Michael E. Faherty, Paul J. Ferri, Rawles Fulgham, A.A. Meitz, and Michael A. Stone. No member of the Compensation Committee or the Option Committee was an officer of the Company. No member of the Compensation Committee or the Option Committee was formerly an officer of the Company. The Company does not currently have a Compensation Committee.

 ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 29, 2000 regarding the ownership of Common Stock and Class A Common Stock of: (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group. Percentage of ownership is based on 18,185,784 shares of Common Stock outstanding as of February 29, 2000, which shares are comprised of 17,003,838 shares of Common Stock and 1,181,946 shares of Class A Common Stock.

                                                                        Number of                Percent of
                                                                        Shares of                Outstanding
Name of Beneficial Owner (1)                                           Common Stock              Common Stock
----------------------------                                           ------------              -------------
Welsh, Carson, Anderson & Stowe VIII, L.P.                               13,754,070                   75.6%
320 Park Avenue, Suite 2500
New York, NY 10022

WCAS Capital Partners III, L.P.                                           2,508,108                   13.7%
320 Park Avenue, Suite 2500
New York, NY 10022

Convergent Equity Partners, L.P.(2)                                       1,181,946                    6.5%
100 Crescent Court, Suite 230
Dallas, TX 75201

WCAS Information Partners, L.P.                                              54,056                      *
320 Park Avenue, Suite 2500
New York, NY 10022

Robert A. Minicucci(3)                                                   16,316,232                   89.7%
320 Park Avenue, Suite 2500
New York, NY 10022

Anthony J. de Nicola(4)                                                  16,275,692                   89.5%
320 Park Avenue, Suite 2500
New York, NY 10022

Murray Holland(5)                                                         1,181,946                    6.5%
100 Crescent Court, Suite 230
Dallas, TX 75201

John D. Staedke                                                                   -

John G. Guthrie                                                                   -

Tod V. Mongan                                                                     -

Kevin L. Roper                                                                    -

James E. Uren                                                                     -

All executive officers and directors as a group                          17,511,692                   96.3
(8 persons)

____________
*  Less than one percent.

(1) Except as otherwise indicated, each stockholder has sole investment and sole voting power with respect to the shares of Common Stock shown.

(2) Convergent Equity Partners, L.P. holds shares of Class A Common Stock. All others hold shares of Common Stock.
(3) Includes 13,754,070 shares of Common Stock held by Welsh, Carson, Anderson & Stowe VIII, L.P. and 2,508,108 shares of Common Stock held by WCAS Capital Partners III, L.P. Mr. Minicucci is a general partner of each of Welsh, Carson, Anderson & Stowe VIII, L.P. and WCAS Capital Partners III, L.P. Mr. Minicucci disclaims beneficial ownership of such shares.
(4) Includes 13,754,070 shares of Common Stock held by Welsh, Carson, Anderson & Stowe VIII, L.P. and 2,508,108 shares of Common Stock held by WCAS Capital Partners III, L.P. Mr. de Nicola is a general partner of each of Welsh, Carson, Anderson & Stowe VIII, L.P. and WCAS Capital Partners III, L.P. Mr. de Nicola disclaims beneficial ownership of such shares.
(5) Includes 1,181,946 shares of Class A Common Stock held by Convergent Equity Partners, L.P. Mr. Holland is a principal of Convergent Equity Partners, L.P. Mr. Holland disclaims beneficial ownership of such shares.


 ITEM 13.   Certain Relationships and Related Transactions

     None.

================================================================================
                                    PART IV

 ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1) and (2) Financial Statements: See Index to Financial Statements and
            Schedules on page 47.

    (b) Reports on Form 8-K:    None

    (c)   Exhibits:

             3.1  -- Certificate of Incorporation.(*)
             3.2  -- Amendment to Certificate of Incorporation.(*)
             3.3  -- By-Laws.(*)
             4.2  -- Indenture dated May 22, 1998 by and between the Company and The First National Bank of
                     Chicago. (2)
             4.3  -- Exchange and Registration Rights Agreement dated May 22, 1998 by and among the Company,
                     Chase Securities, Inc., Goldman, Sachs & Co. and NationsBanc Montgomery Securities LLC. (2)
            10.1  -- Loan Documents dated July 22, 1999, among the Company, Chase Bank of Texas, as Agent, and
                     Welsh, Carson, Anderson & Stowe, as amended.(*)
            10.2  -- First Amendment and Waiver dated January 21, 2000 to Loan Documents.(*)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

            10.8  -- Employment Agreement with Tod V. Mongan dated October 23, 1998.(3)
            10.13 -- Employment Agreement with Kevin L. Roper dated October 23, 1998.(3)
            10.14 -- Employment Agreement with Scott J. Wilson dated October 23, 1998.(3)
            10.15 -- Employment Agreement with James E. Uren dated October 23, 1998.(3)
            10.16 -- Form of Indemnification Agreement between the Company and each of its Directors and
                     Officers.(1)
            21.1  -- Subsidiaries.(*)
            27.0  -- Selected Financial Data.(*)

________

*    Filed herewith.
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(2) Incorporated by reference to the Company's Registration Statement on Form S-4 dated August 28, 1998.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

================================================================================
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BancTec, Inc.


                                  By   /s/ JOHN D. STAEDKE
                                       --------------------------------
                                            John D. Staedke
                     President and Chief Executive Officer

 Dated: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                   Signature                                    Title                        Date
------------------------------------------------  ---------------------------------  ---------------------

     /s/  John D. Staedke                         President and Chief Executive         March 29, 2000
------------------------------------------------  Officer (Principal Executive
       John D. Staedke                            Officer)


     /s/  Tod V. Mongan                           Senior Vice President, Treasurer      March 29, 20000
------------------------------------------------  and Chief Administrative Officer
       Tod V. Mongan

     /s/  Scott J. wilson                         Vice President and Controller         March 29, 2000
------------------------------------------------  (Principal Accounting Officer)
       Scott J. Wilson

     /s/  Robert A. Minicucci                     Chairman of the Board and             March 29, 2000
------------------------------------------------  Director
       Robert A. Minicucci

     /s/  Anthony. de Nicola                      Director                              March 29, 2000
------------------------------------------------
       Anthony J. de Nicola

     /s/  Murray Holland                          Director                              March 29, 2000
------------------------------------------------
       Murray Holland


                                 BANCTEC, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page
                                                                          Number
                                                                          ------
Financial Statements and Report of Independent Public Accountants

Reports of Independent Public Accountants.................................    16

Consolidated Balance Sheets at December 31, 1999, and December 31, 1998... 17-18

Consolidated Statements of Operations for the twelve months ended
  December 31, 1999, 1998 and 1997........................................    19

Consolidated Statements of Cash Flows for the twelve months ended
  December 31, 1999, 1998 and 1997........................................    20

Consolidated Statements of Stockholders' Equity (Deficit) for the
  twelve months ended December 31, 1999, 1998 and 1997....................    21

Notes to Consolidated Financial Statements................................ 22-37

Supplemental Schedules

Schedule II--Valuation and Qualifying Accounts for the twelve months
  ended December 31, 1999, 1998 and 1997..................................    49


     All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


 To the Board of Directors and Stockholders of BancTec, Inc:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of BancTec, Inc. (the "Company") included in this Form 10-K, and have issued our report thereon dated February 16, 2000 (except with respect to the matters discussed in Note P to the financial statements, as to which the date is February 25, 2000). Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                  Arthur Andersen LLP

 Dallas, Texas
 February 16, 2000

     Schedule II

                                  BANCTEC, INC

                       VALUATION AND QUALIFYING ACCOUNTS

          For the Twelve Months Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                Column A                             Column B          Column C             Column D            Column E
-------------------------------------               ----------         ---------      -------------------     ---------------
                                                                       Additions
                                                    Balance at         charged to                              Balance at
                                                     beginning         costs and                                  end of
                                                     of period          expenses      Deductions(A)(B)(C)         period
                                                    ----------         ---------      -------------------     ---------------
     Allowance for Doubtful Accounts
-------------------------------------
Twelve months ended December 31, 1999                $    9,333         $   10,914        $   (7,457)            $    12,790
Twelve months ended December 31, 1998                     5,642              4,240              (549)                  9,333
Twelve months ended December 31, 1997                     7,669              3,091            (5,118)                  5,642

     Reorganization Accrual
-------------------------------------
Twelve months ended December 31, 1999                     3,879                  -            (3,664)                    215
Twelve months ended December 31, 1998                         -              4,401              (522)                  3,879
Twelve months ended December 31, 1997                         -                  -                 -                       -

     Accrued Merger Charges and Costs
-------------------------------------
Twelve months ended December 31, 1999                       332                  -              (332)                      -
Twelve months ended December 31, 1998                     2,902                  -            (2,570)                    332
Twelve months ended December 31, 1997                     6,431              1,542            (5,071)                  2,902


---------------

(a)  Write-off of uncollectible accounts.
(b)  Severance and related payments.
(c)  Payment of merger charges.