Form 10-Q
period 2000-03-31
BANCTEC INC
filed 2000-05-15
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-9859

                                 BANCTEC, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                        75-1559633
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

  2701 E. Grauwyler, Irving, TX                                  75061
  (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (972) 579-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No_____
                                                 ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
         Class                                       May 10, 2000
         -----                                       ------------

Common Stock, $0.01 par value                         17,003,838
Class A common stock $0.01 par value                   1,181,946

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              ASSETS
                                                                                          March 31,            December 31,
                                                                                            2000                    1999
                                                                                          ---------            ------------
                                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash of $1,532
      at March 31, 2000 and $2,694 at December 31, 1999                                  $    2,867             $   20,292
   Short-term investments                                                                       437                    440
   Accounts receivable, less allowance for doubtful accounts of
     $11,591 at March 31, 2000 and $12,790 at December 31, 1999                             145,505                143,745
   Inventories                                                                               69,685                 64,193
   Current deferred tax asset                                                                26,803                 26,803
   Other                                                                                     15,477                 11,851
                                                                                         ----------             ----------
               TOTAL CURRENT ASSETS                                                         260,774                267,324
PROPERTY, PLANT AND EQUIPMENT  - NET                                                        121,577                125,902
GOODWILL, less accumulated amortization of
    $28,951 at March 31, 2000 and  $28,200 at December 31, 1999                              54,088                 54,903
OTHER ASSETS                                                                                 26,023                 24,976
                                                                                         ----------             ----------
TOTAL ASSETS                                                                             $  462,462             $  473,105
                                                                                         ==========             ==========

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Revolving credit facilities                                                           $   21,956             $   10,468
   Current maturities of long-term debt                                                      45,149                  4,854
   Trade accounts payable                                                                    19,464                 24,978
   Other accrued expenses and liabilities                                                    54,797                 61,181
   Deferred revenue                                                                          37,894                 29,420
   Income taxes                                                                                   -                  5,975
                                                                                         ----------             ----------
               TOTAL CURRENT LIABILITIES                                                    179,260                136,876
LONG-TERM DEBT, less current maturities                                                     310,000                350,500
OTHER LIABILITIES                                                                             7,675                  7,467

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Preferred stock-authorized, 1,000,000 shares of $0.01 par value                                -                      -
   Common stock-authorized, 32,000,000 new shares of $0.01 par value:
        New Common stock-issued and outstanding 17,003,838                                      170                    170
        Class A common stock - issued and outstanding 1,181,946                                  12                     12
   Additional paid-in capital                                                               137,180                137,180
   Accumulated deficit                                                                     (166,990)              (155,296)
   Foreign currency translation adjustments                                                  (4,845)                (3,804)
                                                                                         ----------             ----------
               TOTAL STOCKHOLDERS' DEFICIT                                                  (34,473)               (21,738)
                                                                                         ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $  462,462             $  473,105
                                                                                         ==========             ==========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2000                1999
                                              ----------          ----------
REVENUES                                      $  128,390          $  139,489
COST OF SALES                                    109,072             103,894
                                              ----------          ----------
GROSS PROFIT                                      19,318              35,595

OPERATING EXPENSES:
   Product development                             4,030               3,515
   Selling, general & administrative              23,375              20,457
   Goodwill amortization                             778                 945
                                              ----------          ----------
                                                  28,183              24,917
                                              ----------          ----------
INCOME (LOSS) FROM OPERATIONS                     (8,865)             10,678

OTHER INCOME (EXPENSE):
   Interest income                                    73                 170
   Interest expense                               (8,705)             (2,967)
   Sundry-net                                         44                  12
                                              ----------          ----------
                                                  (8,588)             (2,785)
                                              ----------          ----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                (17,453)              7,893

INCOME TAX PROVISION (BENEFIT)                    (5,759)              2,921
                                              ----------          ----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                    (11,694)              4,972
                                              ----------          ----------
DISCONTINUED OPERATIONS:
   Loss from operations                                -                (245)
   Income tax benefit                                  -                  91
                                              ----------          ----------
   Net loss from discontinued operations               -                (154)
                                              ----------          ----------

NET INCOME (LOSS)                             $  (11,694)         $    4,818
                                              ==========          ==========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                     --------------------------------
                                                                                         2000               1999
                                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations                                      $   (11,694)        $     4,972
   Adjustments to reconcile net income (loss) to cash flows
     used in operating activities
         Depreciation and amortization                                                    10,556              10,824
         Disposition of property, plant and equipment                                      2,861                 379
         Other non-cash items                                                                185                 181
         (Increase) in accounts receivable                                                (1,760)            (10,502)
         (Increase) in inventories                                                        (5,492)             (5,196)
         (Increase) decrease in other assets                                              (5,246)                704
         Increase (decrease) in trade accounts payable                                    (5,514)              1,328
         Increase in deferred revenue                                                      8,474               4,045
         Decrease in other accrued expenses
            and liabilities                                                              (11,578)             (7,443)
                                                                                     -----------         -----------
               CASH FLOWS USED IN OPERATING
                    ACTIVITIES                                                           (19,208)               (708)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                             (8,678)            (14,325)
   Change in net assets of discontinued operations                                             -               7,811
   Investment in unconsolidated subsidiary                                                     -                (892)
                                                                                     -----------         -----------
                CASH FLOWS USED IN
                   INVESTING ACTIVITIES                                                   (8,678)             (7,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
           capital lease obligations                                                        (205)               (246)
   Net proceeds (payments) on short-term borrowings                                       11,500              (4,788)
   Proceeds from sales and issuance of  common stock                                           -                 825
                                                                                     -----------         -----------
               CASH FLOWS PROVIDED BY (USED IN)
                    FINANCING ACTIVITIES                                                  11,295              (4,209)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (834)               (678)
                                                                                     -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (17,425)            (13,001)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            20,292              25,313
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     2,867         $    12,312
                                                                                     ===========         ===========
SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
        Interest                                                                     $     5,515         $        88
        Income taxes                                                                       6,529               4,965

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of presentation and other accounting information

The accompanying unaudited balance sheet at March 31, 2000, and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2000 and 1999, should be read in conjunction with BancTec, Inc. ("BancTec" or the "Company") consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations. All significant intercompany balances and transactions have been eliminated.

Effective September 1, 1999, BancTec sold substantially all of the net assets of its community banking business to Jack Henry and Associates. For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, the consolidated financial statements have been restated in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unused and Infrequently Occurring Events and Transactions."

Certain amounts have been reclassified to conform with the current year presentation.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

2.   Inventories consisted of the following:


                                               March 31,       December 31,
                                                 2000              1999
                                              -----------     -------------
                                                     (In thousands)
Raw materials                                 $   20,183      $    18,740
Work-in-progress                                   6,480            4,429
Finished goods                                    43,022           41,024
                                              -----------     -------------
                                              $   69,685      $    64,193
                                              ===========     =============

3.   Property, plant and equipment consisted of the following:


                                                   March 31,     December 31,
                                                     2000            1999
                                                 ------------   -------------
                                                         (In thousands)
Land                                             $      2,860   $       2,860
Field support spare parts                             113,381         117,010
Systems and software                                   63,351          62,809
Machinery and equipment                                55,117          54,454
Furniture, fixtures and other                          27,756          27,262
Building                                               29,349          29,637
                                                 ------------   -------------
                                                      291,814         294,032
Accumulated depreciation                             (170,237)       (168,130)
                                                 ------------   -------------
Net property, plant, and equipment               $    121,577   $     125,902
                                                 ============   =============

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


4.   Other accrued expenses and liabilities consisted of the following:

                                                     March 31,     December 31,
                                                       2000           1999
                                                   -----------     ------------
                                                        (In thousands)
Salaries, wages and other compensation             $    15,033     $    15,899
Advances from customers                                  8,989           9,543
Accrued taxes, other than income taxes                   4,877           5,688
Accrued invoices and costs                               6,526           5,892
Accrued interest payable                                 4,032           1,157
Accrued reorganization costs                               215             215
Other                                                   15,125          22,787
                                                   -----------     -----------
                                                   $    54,797     $    61,181
                                                   ===========     ===========

5.   Debt

At March 31, 2000, the Company had the following debt instruments in place: 1) $150.0 million of 7.5% Senior Notes due 2008, 2) $45.0 million Tranche A Term Loan due June 2004 payable to banks in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest, at the Company's option, of either LIBOR plus 3.0% or prime plus 2.0% ($30.0 million at 9.28% and $15.0 million at 9.04% at March 31, 2000), 3) $160.0 million subordinated unsecured "Sponsor" notes due 2009, bearing interest at 10.0%, 4) $50.0 million Revolving Credit Facility, providing for borrowing, at the Company's option, of either LIBOR plus 3.0% or prime plus 2.0%, and 5) Unsecured Foreign Lines of Credit. The Company had outstanding borrowings of $20.5 million under the revolving credit facility at March 31, 2000, comprised of $15.0 million at 9.13% and $5.5 million at 11.0%. The Company had outstanding borrowings of $32.0 million under the revolver at May 12, 2000, comprised of $10.0 million at 9.15%, $10.0 million at 9.18%, and $12.0 million at 11.0%. The Company had an outstanding balance on the unsecured foreign lines of credit of $1.5 million as of March 31, 2000. The weighted average interest rate on the unsecured foreign lines of credit was 1.5% at March 31, 2000. At March 31, 2000, the Company was not in compliance with the covenants under its Tranche A Term Loan and revolver and was granted a temporary waiver through July 15, 2000 from its lenders. Accordingly, the Company has classified the related loan balances as current liabilities. The Company will work with its lenders in the near term to restructure its existing bank debt. While the Company believes this effort will be successful, there can be no assurance that an agreement will be reached, the absence of which would have an adverse impact on the Company's liquidity.

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


6.   Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the quarters ended March 31, 2000 and 1999 are as follows:

                                                     2000                1999
                                               --------------      -------------
                                                          (In thousands)
Net income (loss)                              $     (11,694)      $       4,818
Foreign currency translation adjustments              (1,041)             (1,414)
                                               --------------      -------------
Total comprehensive income (loss)              $     (12,735)      $       3,404
                                               ==============      =============

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


7.   Business Segment Data

                                      North American     Computer & Net-      International       Corp/Other
                                        Systems           work Services          Systems         Eliminations          Total
                                     ----------------   -----------------    ---------------    --------------     ------------
For the three months ended
   March 31, 2000
Revenues from
   external customers                   $  54,963            $  32,348           $  41,079          $         -       $  128,390
Intersegment revenues                      11,956                    -                 238              (12,194)               -
Segment operating income (loss)            (1,964)                 (20)                595               (7,476)          (8,865)
Segment identifiable assets               228,271               68,738             106,175               59,278          462,462

For the three months ended
   March 31, 1999
Revenues from external customers        $  65,104            $  32,539           $  41,846          $         -       $  139,489
Intersegment revenues                      14,204                  (63)                775              (14,916)               -
Segment operating income (loss)            10,575                3,096               3,778               (6,771)          10,678
Segment identifiable assets               254,308               75,232             115,552               79,386          524,478

As of December 31, 1998, BancTec adopted SFAS No. 131, which requires disclosure of business segment data in accordance with the "management approach". The management approach is based on the way segments are organized within the Company for making operating decisions and assessing performance. In the 1998 fourth quarter, the Company announced a reorganization of its operations ultimately into three reportable segments as follows: Computer and Network Services ("CNS"), North American Systems ("NAS") and International Systems ("INTL"). The CNS operations include personal computer warranty repair services and administration of third party extended warranties. Both NAS and INTL operations offer their solutions to similar types of customers. The offerings include financial transaction processing, manufacturing and supplies, installation and maintenance of BancTec-manufactured equipment, integrated systems, and Plexus(R). NAS and INTL are managed separately based on geographical areas, with INTL consisting of operations throughout the world excluding North America.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

8.   Stock Split

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


9.   Corporate Facilities Move

In February 2000, the Company decided to move its corporate leased-space headquarters from its Dallas, Texas location to an owned facility in Irving, Texas. The move will be completed during the second quarter of 2000. In conjunction with the move, the Company has entered into an agreement to sublease the office space currently being used by corporate headquarters' staff. The Company incurred a one-time pre-tax loss on the lease of approximately $1.0 million which is reflected in the first quarter 2000 results.

10.  Subsequent Event

On May 15, 2000, as part of the developing strategy to improve profitability, the Company announced it was eliminating approximately 200 positions. A charge of approximately $3.1 million will be taken in the second quarter to provide for related severance costs.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations


Comparison of Three Months Ended March 31, 2000 and Three Months Ended March 31,
--------------------------------------------------------------------------------
1999
----

Consolidated revenues decreased $11.1 million, or 8.0%, compared to the first quarter of 1999. The decline primarily occurred in the NAS segment which experienced a revenue decrease of 15.6% to $55.0 million due to a decline in revenues for delivery of large systems of approximately $8.0 million and to certain maintenance contract cancellations of approximately $2.0 million. The declines in system deliveries resulted in part from product distribution issues and extended product rollout periods resulting from longer than-expected product development cycles. INTL revenue decreased by 1.8% to $41.1 million. CNS revenue decreased slightly to $32.3 million for the same period due to the cancellation of contracts in the second quarter of 1999, offset by revenue from the start-up of the Galileo contract.

Consolidated gross profit of $19.3 million decreased by $16.3 million from the prior year quarter. The decline in gross profit was primarily due to lower than anticipated revenues without corresponding decreases in fixed costs. Management is currently assessing the cost structure to develop cost containment strategies to more efficiently manage costs. NAS operations represented $11.6 million of the decline, while CNS and INTL operations comprised the remaining $4.6 million. In addition, management made a decision in NAS to increase maintenance expenditures to achieve a higher level of customer service satisfaction. CNS gross profit declined due primarily to additional costs of servicing the Galileo project as compared to costs to service business lost in the prior year. INTL gross profit declined primarily due to product mix. Management is in the process of evaluating alternative strategies to improve profitability in the remaining quarters.

Operating expenses for the quarter totaled $28.2 million, increasing $3.3 million from the prior year first quarter. Product development expenses increased $0.5 million from the comparative prior year quarter due primarily to increased software development costs related to the longer development cycles. Sales and marketing expenses of $12.1 were comparable to the prior year quarter. General and administrative expenses of $11.3 million increased $2.6 million from the prior year quarter and consisted primarily of an approximately $1.0 million pre-tax loss on the corporate leased-space headquarters, approximately $1.0 million in information technology expenses for the Galileo project, and residual merger-related expenses of approximately $0.3 million. The decrease in goodwill amortization compared to the prior year first quarter was due to the $2.1 million write-off of impaired goodwill in the fourth quarter of 1999.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Interest expense of $8.7 million increased from the prior year first quarter due to additional debt incurred by the Company resulting from the July 1999 merger.

A pre-tax loss from operations of $17.5 million for the first quarter resulted in an income tax benefit of $5.8 million compared to the 1999 first quarter's income tax provision of $2.9 million on pre-tax income from continuing operations of $7.9 million. The consolidated tax rate for the first quarter of 2000 was 33.0%.


                        Liquidity and Capital Resources


Cash and cash equivalents as of March 31, 2000 decreased to $2.9 million from $20.3 million as of December 31, 1999 due primarily to purchases of property, plant and equipment of $8.7 million and interest payments of $5.5 million. Total borrowings were $377.1 million as of March 31, 2000, compared to $365.8 million at December 31, 1999. Total working capital decreased to $122.0 million from $130.4 million as of December 31, 1999. The decrease was due primarily to the decrease in cash and cash equivalents discussed above.

Cash used in operations increased to $19.2 million for the first three months of 2000 from $0.7 million for the first three months of 1999. The increased use of cash primarily resulted from the $16.7 million decrease in net income from continuing operations which was driven mostly by lower revenues without corresponding decreases in fixed expenses. Offsetting this decrease was an $8.7 million reduction in the increase in accounts receivable as compared to the prior year increase. Cash flow increases over the prior period of $2.5 million from the disposition of property, plant, and equipment and $4.4 million for deferred revenue were offset by increases over the prior period in trade payables and accrued expenses of $6.8 million and $4.1 million, respectively. Increased inventories contributed to the cash usage and were due primarily to the combined effects of unanticipated revenue declines and delayed shipments. The delayed shipments resulted in part from customer requests and longer product development-to-completion life cycles than were originally anticipated. In addition, ninety-day raw material purchase lead-times contributed to the inventory build-ups since finished goods shipments were less than originally planned.

On May 22, 1998, the Company sold $150.0 million of 7.5% Senior Notes due June 1, 2008 in a Rule 144A private offering. On August 28, 1998, the Senior Notes were registered as public debt. Interest is due and payable in semi-annual installments beginning December 1, 1998. The notes contain covenants placing limitations on the Company's ability to permit subsidiaries to incur certain debts, incur certain loans and engage in certain sale and leaseback transactions. The Company is in compliance with all covenants related to the Senior Notes.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


At March 31, 2000, the Company had a secured credit agreement with financial institutions, which provides for a $50.0 million short-term revolving credit facility (the "revolver"). The revolver contains restrictive covenants which also apply to the Tranche A Term Loan. The covenants have variable parameters which, among other things, restrict payment of dividends, require the Company to maintain a minimum EBITDA to interest expense ratio, as defined, limit the maximum debt to EBITDA, restrict the minimum fixed charge to interest expense ratio and limit capital expenditures. At March 31, 2000, the Company was not in compliance with the covenants under its Tranche A Term Loan and revolver and was granted a temporary waiver from its lenders through July 15, 2000. Accordingly, the Company has classified the related loan balances as current liabilities. The Company will work with its lenders in the near term to restructure its existing bank debt. While the Company believes this effort will be successful, there can be no assurance that an agreement will be reached, which would have an adverse impact on the Company's liquidity. The revolver bears interest at the lender's prime commercial rate plus 2.0%, or at the Company's option, the LIBOR on Eurocurrency borrowings plus 3.0%, depending on the Company's debt to capitalization ratio. A commitment fee of 0.5% on the unused revolving credit facility is payable quarterly. The Company had outstanding balances under the revolver of $32.0 million at May 12, 2000, consisting of $10.0 million at 9.15%, $10.0 million at 9.18%, and $12.0 million at 11.0%.

Also outstanding as of March 31, 2000, were foreign credit agreements in the amount of $1.5 million payable in Japanese yen at interest rates of up to 1.5%.

Inflation has not had a material impact on the operating results of the Company.

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


General Economic Conditions

The Company's business partly depends on general economic and business conditions. The Company's sales are to businesses in a wide variety of industries, including banking, financial services, insurance, health care, governmental agencies and others. General economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

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

Fluctuations in Operating Results

The Company's operating results may fluctuate from period to period and will depend on numerous factors, including customer demand and market acceptance of the Company's products and solutions, new product introductions, product obsolescence, varying product mix, foreign currency exchange rates and other factors. The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company's control. Any adverse change in one or more of these factors could have a material adverse effect on the Company.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Technological Changes and Product Transitions

The Company's industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. The Company must incorporate these new technologies into its products and solutions in order to remain competitive. There can be no assurance that the Company will be able to continue to effectively manage technology transitions. A failure on the part of the Company to effectively manage the transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company.


Product Development Activities

The strength of the Company's overall business is partially dependent on the Company's ability to develop products and solutions based on new or evolving technology and the market's acceptance of those products. There can be no assurance that the Company's product development activities will be successful, that new technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards or that products will achieve market acceptance. The Company believes that it is necessary for its products to adhere to generally accepted industry standards, which are subject to change in ways that are beyond the control of the Company.

 Impact of Merger with WCAS

 As a result of the merger with WCAS, the Company incurred additional debt of approximately $240.0 million and entered into a revolving credit facility for up to $50.0 million. The increased debt levels at higher interest rates than rates on previous debt levels resulted in a more highly leveraged financial position for the Company. The Company's business and economic risk factors are magnified due to the higher leveraged financial position. The Company will work with its lenders in the near term to restructure its existing bank debt. While the Company believes this effort will be successful, there can be no assurance that an agreement will be reached, the absence of which would have an adverse impact on the Company's liquidity.

                                 BANCTEC, INC.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to certain market risks primarily related to fluctuations in interest rates.

As of March 31, 2000, the Company had outstanding long-term debt of $150.0 million in Senior Notes issued in U.S. dollars at a fixed annual interest rate of 7.5%. Interest is due and payable in semi-annual installments which began December 1, 1998. The notes mature on June 1, 2008. The fair market value of the Senior Notes as of March 31, 2000 is approximately $130.0 million based on an estimated yield of 10%. After the merger, the Company put the following additional debt in place: (1) $160.0 million subordinated unsecured "Sponsor" notes due 2009, bearing interest at 10.0% and (2) a $45.0 million Tranche A term loan due June 2004, payable in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest at the lower of LIBOR plus 3.0% or prime plus 2.0% ($30.0 million at 9.28% and $15.0 million at 9.04% at March 31, 2000), and (3) a $50.0 million Revolving Credit Facility providing for borrowing, at the Company's option, of either LIBOR plus 3.0% or prime plus 2.0% was also obtained. At May 12, 2000 borrowings under the revolver consisted of $10.0 million at 9.15%, $10.0 million at 9.18% and $12.0 million at 11.0%. At March 31, 2000, the Company was not in compliance with the covenants under its Tranche A Term Loan and revolver and was granted a temporary waiver through July 15, 2000 from its lenders. Accordingly, the Company has classified the related loan balances as current liabilities. The Company will work with its lenders in the near term to restructure its existing bank debt. While the Company believes this effort will be successful, there can be no assurance that an agreement will be reached, which would have an adverse impact on the Company's liquidity.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks and generally consist of interest rate swap and/or interest rate cap agreements. There were no such instruments in place at March 31, 2000.

                                    PART II
                                 BANCTEC, INC.

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

          27.1.1    Financial Data (Electronic Filing Only)

          b)   Reports on Form 8-K

          On May 4, 2000, the Company filed a Form 8-K regarding the dismissal of Arthur Andersen LLP as its independent auditors and the engagement of Deloitte & Touche LLP as its independent auditors effective
          April 28, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      BANCTEC, INC.



                                                      /s/ Scott J. Wilson
                                                      --------------------------
                                                      Scott J. Wilson
                                                      Vice President and
                                                      Chief Accounting Officer


Dated:  May 15, 2000

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        BANCTEC, INC.


                                                        /s/ SCOTT J. WILSON
                                                        ------------------------
                                                        Scott J. Wilson
                                                        Vice President and
                                                        Chief Accounting Officer




Dated:  May 15, 2000