Form 10-Q
period 2000-06-30
BANCTEC INC
filed 2000-08-14
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

       Registrant's telephone number, including area code: (972) 579-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No
                                               ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
     Class                                   August 11, 2000
     -----                                   ---------------

Common Stock, $0.01 par value                   17,003,838
Class A common stock $0.01 par value             1,181,946

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       June 30,
                                                                                         2000                        December 31,
                                                                                     (Unaudited)                         1999
                                                                                     -----------                     -----------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $1,276
     at June 30, 2000 and $2,694 at December 31, 1999                                 $   32,926                      $   20,292
  Short-term investments                                                                     424                             440
  Accounts receivable, less allowance for doubtful accounts of
     $10,372 at June 30, 2000 and $12,790 at Decemer 31, 1999                            140,722                         143,745
   Inventories                                                                            60,610                          64,193
   Current deferred tax asset                                                             26,803                          26,803
   Other                                                                                  25,988                          11,851
                                                                                     -----------                     -----------
               TOTAL CURRENT ASSETS                                                      287,473                         267,324
PROPERTY, PLANT AND EQUIPMENT  - NET                                                     118,024                         125,902
GOODWILL, less accumulated amortization of
     $29,450 at June 30, 2000 and $28,200 at December 31, 1999                            53,218                          54,903
OTHER ASSETS                                                                              26,960                          24,976
                                                                                     -----------                     -----------
TOTAL ASSETS                                                                          $  485,675                      $  473,105
                                                                                     ===========                     ===========

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Revolving credit facilities                                                        $   42,000                      $   10,468
   Current maturities of long-term debt                                                   45,005                           4,854
   Trade accounts payable                                                                 26,052                          24,978
   Other accrued expenses and liabilities                                                 63,489                          61,181
   Deferred revenue                                                                       34,507                          29,420
   Income taxes                                                                            5,147                           5,975
                                                                                     -----------                     -----------

               TOTAL CURRENT LIABILITIES                                                 216,200                         136,876
LONG-TERM DEBT, less current maturities                                                  315,200                         350,500
OTHER LIABILITIES                                                                          7,402                           7,467
STOCKHOLDERS' DEFICIT:
   Preferred stock-authorized, 1,000,000 shares of $0.01 par value:
       Series A - no shares issued and outstanding                                             -                               -
       Series B - no shares issued and outstanding                                             -                               -
   Common stock-authorized, 32,000,000 shares
        of $0.01 par value at June 30, 2000 and December 31, 1999:
        Common stock-issued and outstanding 17,003,838 at June
         30, 2000 and December 31, 1999                                                      170                             170
        Class A common stock - issued and outstanding 1,181,946 at
         June 30, 2000 and December 31, 1999                                                  12                              12
   Additional paid-in capital                                                            137,180                         137,180
   Accumulated deficit                                                                  (184,153)                       (155,296)
   Foreign currency translation adjustments                                               (6,336)                         (3,804)
                                                                                     -----------                     -----------
               TOTAL STOCKHOLDERS' DEFICIT                                               (53,127)                        (21,738)
                                                                                     -----------                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $  485,675                      $  473,105
                                                                                     ===========                     ===========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)


                                             Three Months Ended June 30,                               Six Months Ended June 30,
                                          ---------------------------------                       ---------------------------------
                                            2000                      1999                          2000                      1999
                                          -------                   -------                       -------                   -------
REVENUES                                $ 138,804                 $ 140,827                     $ 267,194                 $ 280,316

COST OF SALES                             124,380                   105,010                       233,452                   208,904
                                        ---------                 ---------                     ---------                 ---------
GROSS PROFIT                               14,424                    35,817                        33,742                    71,412
OPERATING EXPENSES:
   Product development                      3,826                     3,829                         7,856                     7,344
   Selling, general & administrative       22,790                    19,060                        46,165                    39,517
   Goodwill amortization                      832                       895                         1,610                     1,840
                                        ---------                 ---------                     ---------                 ---------
                                           27,448                    23,784                        55,631                    48,701
                                        ---------                 ---------                     ---------                 ---------

INCOME (LOSS) FROM OPERATIONS             (13,024)                   12,033                       (21,889)                   22,711

OTHER INCOME (EXPENSE):
   Interest income                            122                        86                           195                       256
   Interest expense                        (9,157)                   (3,039)                      (17,862)                   (6,006)
   Sundry-net                                (568)                      267                          (524)                      279
                                        ---------                 ---------                     ---------                 ---------
                                           (9,603)                   (2,686)                      (18,191)                   (5,471)
                                        ---------                 ---------                     ---------                 ---------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES          (22,627)                    9,347                       (40,080)                   17,240

INCOME TAX (PROVISION) BENEFIT              5,464                    (3,458)                       11,223                    (6,379)
                                        ---------                 ---------                     ---------                 ---------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                           $ (17,163)                $   5,889                     $ (28,857)                $  10,861
                                        ---------                 ---------                     ---------                 ---------
DISCONTINUED OPERATIONS:
    Loss from operations                        -                      (584)                            -                      (829)
    Income tax benefit                          -                       216                             -                       307
                                        ---------                 ---------                     ---------                 ---------
    Net loss from discontinued
      operations                                -                      (368)                            -                      (522)

NET INCOME (LOSS)                       $ (17,163)                $   5,521                     $ (28,857)                $  10,339
                                        =========                 =========                     =========                 =========

                See notes to consolidated financial statements

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                Six Months Ended June 30,
                                                                         --------------------------------------
                                                                              2000                     1999
                                                                         ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations                        $      (28,857)           $       10,861
   Adjustments to reconcile net income (loss) from
    continuing
    operations to cash flows provided by operating
     activities:
         Depreciation and amortization                                         20,717                    21,686
         Disposition of property, plant and equipment                           3,216                     1,554
         (Increase) decrease in accounts receivable                             3,023                    (1,840)
         (Increase) decrease in inventories                                     1,909                   (12,889)
         Increase in other assets                                             (16,121)                     (777)
         Increase in trade accounts payable                                     1,074                     2,265
         Increase (decrease) in deferred revenue                                5,087                      (183)
         Increase (decrease) in other accrued expenses
            and liabilities                                                     1,415                    (7,676)
                                                                     ----------------          ----------------
               CASH FLOWS (USED IN) PROVIDED BY OPERATING
                    ACTIVITIES                                                 (8,537)                   13,001
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (13,453)                  (22,204)
   Change in net assets of discontinued operations                                  -                     8,539
   Investment in unconsolidated subsidiary                                          -                    (2,375)
                                                                     ----------------          ----------------
                CASH FLOWS USED IN INVESTING ACTIVITIES                       (13,453)                  (16,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
         capital lease obligations                                               (349)                     (481)
   Net proceeds from long-term borrowings                                       5,200                         -
   Net proceeds from (payments on) short-term borrowings                       31,585                    (4,767)
   Proceeds from sales and issuances of common stock                                -                       955
                                                                     ----------------          ----------------
               CASH FLOWS PROVIDED BY (USED IN)
                    FINANCING ACTIVITIES                                       36,436                    (4,293)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (1,812)                   (1,360)
                                                                     ----------------          ----------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 12,634                    (8,692)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 20,292                    25,313
                                                                     ----------------          ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $       32,926            $       16,621
                                                                     ================          ================
SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
        Interest                                                       $       13,009            $        5,896
        Income taxes                                                   $        6,943            $        5,422


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   1.  Basis of presentation and other accounting information

   The accompanying unaudited balance sheet at June 30, 2000, and the consolidated statements of operations and cash flows for the interim periods ended June 30, 2000 and 1999, should be read in conjunction with BancTec, Inc. ("BancTec" or the "Company") consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations. All significant intercompany balances and transactions have been eliminated.

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


   Certain amounts have been reclassified to conform with the current year presentation.

   2.  Inventories consisted of the following:

                                                  June 30,         December 31,
                                                    2000               1999
                                             ----------------     -------------
                                                         (In thousands)

         Raw materials                       $         16,616     $      18,740
         Work-in-process                                6,372             4,429
         Finished goods                                37,622            41,024
                                             ----------------     -------------
                                             $         60,610     $      64,193
                                             ================     =============

   3.  Property, plant and equipment consisted of the following:

                                                  June 30,         December 31,
                                                    2000               1999
                                             ----------------     -------------
                                                         (In thousands)

         Land                                $         2,860      $      2,860
         Field support spare parts                    96,012           117,010
         Systems and software                         63,903            62,809
         Machinery and equipment                      54,870            54,454
         Furniture, fixtures and other                28,301            27,262
         Building                                     29,570            29,637
                                             ---------------      ------------
                                                     275,516           294,032
         Accumulated depreciation                   (157,492)         (168,130)
                                             ---------------      ------------

         Net property, plant and equipment   $       118,024      $    125,902
                                             ===============      ============

                                 BANCTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)




4.  Other accrued expenses and liabilities consisted of the following:

                                                    June 30,      December 31,
                                                     2000             1999
                                                  ----------      -----------
                                                         (In thousands)

    Salaries, wages and other compensation        $  18,146       $   15,899
    Advances from customers                          12,704            9,543
    Accrued taxes, other than income taxes            5,257            5,688
    Accrued invoices and costs                       11,869            5,892
    Accrued interest payable                          1,222            1,157
    Other                                            14,291           23,002
                                                  ---------       ----------
                                                  $  63,489       $   61,181
                                                  =========       ==========

5.  Debt

    At June 30, 2000, the Company had the following debt instruments in place:
    1) $150.0 million of 7.5% Senior Notes due 2008, 2) $45.0 million Tranche A Term Loan due June 2004 payable to banks in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest, at the Company's option, of either LIBOR plus 3.25% or prime plus 2.25% ($15.0 million at 9.15% and $30.0 million at 9.775% at June 30, 2000), 3) $50.0 million Revolving Credit Facility (the "Revolver"), providing for borrowing, at the Company's option, of either LIBOR plus 3.25% or prime plus 2.25%, with rates dependent upon the Company's debt to capitalization ratio, 4) $160.0 million subordinated unsecured "Sponsor Notes" due 2009, bearing interest at 10.0%, 5) $5.2 million subordinated unsecured Sponsor Notes due 2009, bearing interest at 10.0%, and 6) Unsecured Foreign Lines of Credit. The Company had outstanding borrowings of $42.0 million under the Revolver at June 30, 2000, which is the maximum allowed under the amended agreement dated May 15, 2000. At June 30, 2000, the $42.0 million outstanding under the Revolver was comprised of $30.0 million at 9.62%, $10.0 million at 9.63%, and $2.0 million at 11.50%. A commitment fee of 0.5% on the unused portion of the Revolver is payable quarterly. The Company had no outstanding balance on the unsecured foreign lines of credit as of June 30, 2000, and the weighted average interest rate on these lines during the quarter was 1.375%. At June 30, 2000, the Company was not in compliance with the covenants under its Tranche A Term Loan and Revolver and was granted an extension of its temporary waiver through August 16, 2000 from its lenders. This waiver has been extended until September 15, 2000. Accordingly, the related loan balances are classified as current liabilities. The Company and its principal owners, Welsh, Carson, Anderson and Stowe ("WCAS"), are currently in negotiations with BancTec's lenders to restructure its existing bank debt. While the Company believes this effort will be successful, there can be no assurance that an agreement will be reached, the absence of which would have a material adverse impact on the Company's liquidity.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)



   6.  Comprehensive Income (Loss)

   The components of comprehensive income for the quarters and six months ended June 30, 2000 and 1999 are as follows:

                                                        Three Months Ended June 30,          Six Months Ended June 30,
                                                        ---------------------------          -------------------------
                                                           2000             1999                2000           1999
                                                           ----             ----                ----           ----
                                                               (In thousands)                      (In thousands)

Net income (loss)                                       $  (17,163)       $  5,521           $  (28,857)      $   10,339
Foreign currency translation adjustments                    (1,491)           (459)              (2,532)          (1,874)
                                                        -----------       ---------          -----------      -----------
     Total comprehensive income (loss)                  $  (18,654)       $  5,062           $  (31,389)      $    8,465
                                                        ===========       =========          ===========      ===========


                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


7.  Business Segment Data


                                                        Computer &
                                  North American    Network Services       International          Corporate/
                                  Systems ("NAS")       ("CNS")          Systems ("INTL")       Eliminations            Total
                                 ----------------  --------------------  ----------------     ----------------     ----------------

For the three months ended
   June 30, 2000
Revenues from
   external customers            $    59,467          $    34,870          $     44,467         $          -          $    138,804
Intersegment
     revenues                         10,006                    -                   573              (10,579)                    -
Segment gross
     profit                              272                2,650                10,973                  529                14,424
Segment operating
     income (loss)                   (11,646)                 925                 2,549               (4,852)              (13,024)
Segment identifiable
     assets at June 30, 2000         209,208               57,018               101,780              117,669               485,675

For the three months ended
   June 30, 1999
Revenues from
   external customers            $    70,726          $    27,579          $     42,522         $          -          $    140,827
Intersegment
     revenues                         15,779                  (73)                1,197              (16,903)                    -
Segment gross
     profit (loss)                    24,175                 (498)               11,812                  328                35,817
Segment operating
     income (loss)                    15,160               (2,442)                4,712               (5,397)               12,033
Segment identifiable
     assets at June 30, 1999         234,004               69,658               112,939              110,444               527,045

For the six months ended
   June 30, 2000
Revenues from
   external customers            $   114,430          $    67,218          $     85,546         $          -          $    267,194
Intersegment
     revenues                         21,962                    -                   811              (22,773)                    -
Segment gross
     profit                            9,202                4,441                19,164                  935                33,742
Segment operating
     income (loss)                   (13,610)                 905                 3,144              (12,328)              (21,889)

For the six months ended
   June 30, 1999
Revenues from
   external customers            $   135,830          $    60,118          $     84,368         $          -          $    280,316
Intersegment
     revenues                         29,983                 (136)                1,972              (31,819)                    -
Segment gross
     profit                           44,793                4,282                22,326                   11                71,412
Segment operating
     income (loss)                    25,735                  654                 8,490              (12,168)               22,711

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

   8.  New Pronouncement

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition, ("SAB 101"). SAB 101 was subsequently amended to delay the implementation date. As a result, BancTec will adopt the pronouncement in the fourth quarter of 2000. To the extent the guidance in SAB 101 differs from the generally accepted accounting principles ("GAAP") previously utilized by an SEC registrant, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect as a change in accounting principle. Currently, the Company recognizes revenue for certain contracts upon shipment. While Management believes this method is compliant under existing GAAP guidance, SAB 101 requires additional criteria to be met such as customer acceptance and completion of installation prior to the revenue recognition event. BancTec is currently in the process of evaluating the impact of SAB 101 on its current recognition methods. The adoption of SAB 101 will result in the deferral of certain revenue. Accordingly, BancTec anticipates that the change will result in a cumulative effect adjustment for the change in accounting principle. The Company cannot currently estimate the cumulative effect of the change; however, management believes the impact will be material.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations
Comparison of Three Months Ended June 30, 2000 and Three Months Ended June 30,
------------------------------------------------------------------------------
1999
----

Consolidated revenues decreased $2.0 million, or 1.4%, compared to the second quarter of 1999. The decline primarily occurred in the NAS segment which experienced an external revenue decrease of $11.2 million (16.0%) to $59.5 million, significantly offset by increases in CNS ($7.3 million) and INTL ($1.9 million). The NAS decline was due primarily to a reduction of Plexus software sales and lower systems sales in Canada. In addition, large systems integration sales were down slightly from the prior year quarter. During 1999, Plexus operations were integrated with the rest of NAS, after which certain Plexus resources were temporarily utilized for improving other BancTec software offerings. The impact of this action resulted in a current period decline in core Plexus product sales. As a result, the Company is currently evaluating ways to generate increased sales and to improve the operating efficiencies of Plexus. The increase in CNS revenue was due primarily to the Galileo contract which began in January 2000 and to a one-time payment of approximately $1.9 million. The payment resulted from negotiations on the appropriate level of consideration received under a major contract. The increase in INTL revenues resulted primarily from an increase in sales for large systems in BancTec's subsidiary in Japan, offset by decreases in the UK subsidiary and the rest of Europe. The UK and European decreases related primarily to softer demand for large orders such as remittance, check, and Giro processing systems. In Europe, end-user consolidations and demand declines resulting from technological advances have compelled BancTec to accelerate the process of focusing more of its resources on Electronic Document Management ("EDM") solutions. While the Company's European operations already service this market, the transition to a higher percentage of EDM solution sales is further along in BancTec's subsidiary in Japan.

Consolidated gross profit of $14.4 million decreased by $21.4 million from the prior year quarter. Occurring principally in NAS ($23.9 million), the decrease was offset partly by improvement in CNS ($3.1 million), mainly due to increased sales volumes. The NAS decline was due to lower revenues combined with increased costs ($6.9 million). The Company had certain contracts in a loss position as a result of delayed implementations. The impact of recognizing previously inventoried costs and costs-to-complete accruals for these contracts resulted in a charge of $6.1 million in the quarter.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

There is an on-going effort to realign the cost structure as a result of the decline in revenue and to ensure the cost-effective delivery of products and solutions while continuing to provide quality support to our customer base. The Company is adopting an operational structure built upon functional teams which will support one or more business units. This should result in a better use of resources. In connection with this new operational structure, BancTec eliminated approximately 200 positions on May 15, 2000, resulting in $2.2 million in charges, of which $1.1 million was recorded to cost of sales.

Operating expenses for the quarter totaled $27.4 million, increasing $3.7 million from the prior year second quarter. The increase primarily occurred in selling, general and administrative expenses, of which $1.6 million related to additional accounts receivable reserves, and $1.1 million related to severance costs. Product development and goodwill amortization expenses for the quarter remained relatively flat at $3.8 million and $0.8 million, respectively.

Net interest expense of $9.0 million increased from the prior year second quarter due to additional debt incurred by the Company resulting from the July 1999 merger. Included in the quarter's expense is $4.0 million related to interest on the $160.0 million of Sponsor Notes. The holders of the Sponsor Notes, WCAS, elected to defer this quarterly $4.0 million interest payment, issuing a new note in the amount of $5.2 million, consisting of the $4.0 interest, and a $1.2 million fee which will be amortized over the remaining note term (see Note 5 to the Consolidated Financial Statements).

A pre-tax loss from continuing operations of $22.6 million for the quarter resulted in an income tax benefit of $5.5 million compared to the 1999 second quarter provision of $3.5 million on pre-tax income from continuing operations of $9.3 million. The consolidated tax rate for the quarter was 24.1%, bringing the rate for the first half of 2000 to 28.0%.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Comparison of Six Months Ended June 30, 2000 and Six Months Ended June 30, 1999
-------------------------------------------------------------------------------

Consolidated revenues decreased $13.1 million, or 4.7%, compared to the first half of 1999. The decline occurred principally in NAS revenues ($21.4 million), offset partially by revenue increases in CNS ($7.1 million) and INTL ($1.2 million). The NAS decrease primarily related to declines in Plexus software sales and lower systems sales in Canada. The revenue improvement in CNS related mostly to the Galileo contract which began in January 2000, while the INTL increase was primarily due to increases in large systems and EDM product sales in BancTec's subsidiary in Japan, offset partially by lower sales in Europe.

Gross profit of $33.7 million for the first six months of 2000 declined $37.7 million from the prior year period. NAS accounted for approximately $35.6 million (94.4%) of the decline which was due primarily to lower than anticipated revenues and increased costs ($6.2 million). The Company had certain contracts in a loss position as a result of delayed implementations. The impact of recognizing previously inventoried costs and costs-to-complete accruals for these contracts resulted in additional expense for the period. In addition, fixed costs did not decrease proportionately with the reduction in revenues for the period.

Operating expenses in the first half of 2000 totaled $55.6 million, increasing by $6.9 million from the corresponding prior year period and related mostly to SG&A expenses for which the increase was $6.6 million. To a lesser extent, additional product development expenses ($0.5 million) contributed to the increase. Goodwill amortization of $1.6 million was relatively flat for the six months. Increases in the SG&A expenses for the six months related primarily to additional accounts receivable reserves ($1.6 million), severance costs in SG&A ($1.1 million), loss on the sublease of the former corporate headquarters ($1.0 million), additional information technology expenses for the Galileo project ($1.2 million), and certain trailing merger expenses ($0.3 million).

Net interest expense for the first six months increased by $11.9 million to $17.7 million, primarily due to the additional debt related to the July 1999 merger. Included in the period's expense is $8.0 million related to interest on Sponsor Notes. The holders of these Notes, WCAS, elected to defer the second quarter $4.0 million interest payment, issuing a new note totaling $5.2 million, consisting of the $4.0 million interest and a fee of $1.2 million, which will be amortized over the remaining life of the Sponsor Notes.

Sundry income decreased by $0.8 million for the first six months due to larger foreign currency transaction losses in the current year.

The current year-to-date income tax benefit of $11.2 million on a pre-tax loss of $40.1 represents an effective tax rate of 28.0%.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents as of June 30, 2000 increased to $32.9 million from $20.3 million as of December 31, 1999 due primarily to increased net borrowings of $36.4 million, offset by purchases of property, plant and equipment of $13.5 million and cash flows used in operating activities of $8.5 million. The $8.5 million compares to $13.0 million of cash provided by operating activities in the first half of 1999. The change was due primarily to a $39.7 million decrease in net income from continuing operations for the comparative periods which was primarily offset by a decrease in inventories ($14.8 million this year as compared to an increase in the prior year).

At June 30, 2000, the Company had a secured credit agreement with financial institutions, which provides for a $50.0 million short-term revolving credit facility. This Revolver contains restrictive covenants which also apply to the Tranche A Term Loan. The covenants have variable parameters which, among other things, restrict payment of dividends, require the Company to maintain a minimum EBITDA to interest expense ratio, as defined, limit the maximum debt to EBITDA, restrict the minimum fixed charge to interest expense ratio and limit capital expenditures. At June 30, 2000, the Company was not in compliance with the covenants under its Tranche A Term Loan and Revolver and was Granted a temporary waiver through August 16, 2000 from its lenders. This waiver has been extended through September 15, 2000. The Company and its principal owners, WCAS, are currently in negotiations with its lenders to restructure its existing bank debt. While the Company believes this effort will be successful, there can be no assurance that an agreement will be reached, the absence of which would have a material adverse impact on the Company's liquidity. The Revolver bears interest at the lender's prime commercial rate plus 2.25%, or at the Company's option, the LIBOR on Eurocurrency borrowings plus 3.25%, with rates dependent upon the Company's debt to capitalization ratio. A commitment fee of 0.5% on the unused Revolver is payable quarterly. The Company had outstanding balances under the Revolver of $42.0 million at August 8, 2000, which is the maximum allowed under the amended agreement dated May 15, 2000. There were no outstanding balances on the foreign credit agreements as of June 30, 2000. The weighted average interest rate on the foreign lines was 1.375% for the quarter.

While the Company believes that cash flow from operations and existing debt levels will allow the Company to implement its present business strategy through 2000, additional debt or equity financing may be required during the remainder of 2000 and in the future to fund the Company's growth and to satisfy its existing obligations. The Company believes its efforts to restructure the existing bank debt will be successful; however, there can be no assurance that an aggreement will be reached, the absence of which would have a material adverse impact on the Company's liquidity.

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

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)



Technological Changes and Product Transitions

The Company's industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. The Company must incorporate these new technologies into its products and solutions in order to remain competitive. There can be no assurance that the Company will be able to continue to effectively manage technology transitions. A failure on the part of the Company to effectively manage these transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company. In addition, the Company's business depends on technology trends in its customers' businesses. Many of the Company's traditional products depend on the efficient handling of paper-based transactions. To the extent to that technology changes impact the future volume of paper transactions, the Company's traditional business may be adversely impacted.


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

Declining Financial Operating Results and Indebtedness

As a result of increased leverage and reduced performance over the last few quarters, certain negative consequences of the Company's substantial indebtedness could occur; however, the Company has seen few consequences to date. The Company's future operating flexibility may be impacted. In addition, the Company may be more vulnerable to an increase in interest rates, a downturn in its operating performance or a decline in general economic conditions.

                                 BANCTEC, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to certain market risks primarily related to fluctuations in interest rates. The following discussion summarizes the Company's financial statements that are subject to such risks.

As of June 30, 2000, the Company had outstanding long-term debt of $150.0 million in Senior Notes issued in U.S. dollars at a fixed annual interest rate of 7.5%. Interest is due and payable in semi-annual installments which began December 1, 1998. The notes mature on June 1, 2008. The fair market value of the Senior Notes as of June 30, 2000 is approximately $115.0 million based on an estimated yield of 12%. After the July 1999 merger, the Company put the following additional debt in place: (1) $160.0 million subordinated unsecured Sponsor Notes due July 2009, bearing interest at 10.0%; (2) a $45.0 million Tranche A term loan due June 2004, payable in sixteen consecutive quarterly installments beginning September 30, 2000, bearing interest at the lower of LIBOR plus 3.25% or prime plus 2.25% ($15.0 million at 9.15% and $30.0 million at 9.775% at June 30, 2000); and, (3) a $50.0 million Revolver, providing for borrowing at the Company's option, of either LIBOR plus 3.25% or prime plus 2.25% was also obtained. As of June 30, 2000, the Company obtained a second Sponsor Note in the amount of $5.2 million, bearing interest at 10%, consisting of a deferral of the quarterly interest of $4.0 million and a fee of $1.2 million. (see Note 5 to the Consolidated Financial Statements) At quarter end, the Company was not in compliance with the covenants under its Tranche A Term Loan and Revolver and was granted an extension of its temporary waiver through August 16, 2000 from its lenders. This waiver was subsequently extended through September 15, 2000. Accordingly, the Company has classified the related loan balances as current liabilities. The Company and its principal owners, WCAS, are currently negotiating with its lenders to restructure its existing bank debt. While the Company believes this effort will be successful, there can be no assurance that an agreement will be reached, the absence of which would have a material adverse impact on the Company's liquidity.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks and generally consist of interest rate swap and/or interest rate cap agreements. There were no such instruments in place at June 30, 2000.

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

     NONE

Item 6.   Exhibits and Reports on Form 8-K

   a)  Exhibits

   27.1.1 Financial Data (Electronic Filing Only)

   b)  Reports on Form 8-K

   On July 17, 2000, the Company filed a Current Report on Form 8-K regarding the receipt of a temporary waiver dated July 15, 2000, to the Credit Agreement dated July 22, 1999, among BancTec, Inc., several banks and other financial institutions, ABN AMRO Bank N.V., as Co-Agent, and Chase Bank of Texas, N.A., as administrative agent and syndication agent, collectively called "the Lenders". Under the extension, the Lenders waive covenant violations set forth in Section 7.1(a), (b), or (c) through August 16, 2000.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BANCTEC, INC.



                                         /s/ Scott J. Wilson
                                         ------------------------------
                                         Scott J. Wilson
                                         Vice President and
                                         Chief Accounting Officer



   Dated:  August 14, 2000