Form 10-Q
period 2000-09-30
BANCTEC INC
filed 2000-11-14
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-9859

                                 BANCTEC, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                75-1559633
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     2701 E. Grauwyler Road, Dallas, Texas                75061
     (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code: (972) 579-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
     Class                                       November 10, 2000
     -----                                       -----------------

Common Stock, $0.01 par value                       17,003,838
Class A Common Stock, $0.01 par value                1,181,946

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                               ASSETS
                                                                      September 30,                December 31,
                                                                           2000                        1999
                                                                      ------------                 -----------
                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash of $464
     at September 30, 2000 and $2,694 at December 31, 1999            $     15,958                 $    20,292
   Short-term investments                                                        -                         440
   Accounts receivable, less allowance for doubtful accounts of
     $8,910 at September 30, 2000 and $12,790 at December 31, 1999         138,857                     143,745
   Inventories                                                              56,564                      64,193
   Current deferred tax asset                                               26,803                      26,803
   Other                                                                    31,953                      11,851
                                                                      ------------                 -----------
               TOTAL CURRENT ASSETS                                        270,135                     267,324
PROPERTY, PLANT AND EQUIPMENT-net                                          110,361                     125,902
GOODWILL, less accumulated amortization of
     $30,066 at September 30, 2000 and $28,200 at December 31, 1999         52,349                      54,903
OTHER ASSETS                                                                28,318                      24,976
                                                                      ------------                 -----------
TOTAL ASSETS                                                          $    461,163                 $   473,105
                                                                      ============                 ===========


                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Revolving credit facilities                                        $     21,386                 $    10,468
   Current maturities of long-term debt                                     45,000                       4,854
   Trade accounts payable                                                   20,315                      24,978
   Other accrued expenses and liabilities                                   48,008                      52,424
   Deferred revenue                                                         47,014                      38,177
   Income taxes payable                                                      3,523                       5,975
                                                                      ------------                 -----------
               TOTAL CURRENT LIABILITIES                                   185,246                     136,876
LONG-TERM DEBT, less current maturities                                    320,569                     350,500
OTHER LIABILITIES                                                            7,368                       7,467
                                                                      ------------                 -----------
TOTAL LIABILITIES                                                          513,183                     494,843
MANDATORY REDEEMABLE PREFERRED STOCK                                        11,274                           -

STOCKHOLDERS' DEFICIT
   Common stock-authorized, 32,000,000 shares
     of $0.01 par value at September 30, 2000 and December 31, 1999:
     Common stock-issued and outstanding 17,003,838 at
     September 30, 2000 and December 31, 1999                                  170                         170
     Class A common stock - issued and outstanding 1,181,946 at
     September 30, 2000 and December 31, 1999                                   12                          12
   Stock subscription warrants                                               3,726                           -
   Additional paid-in capital                                              137,180                     137,180
   Accumulated deficit                                                    (196,600)                   (155,296)
   Foreign currency translation adjustments                                 (7,782)                     (3,804)
                                                                      ------------                 -----------
               TOTAL STOCKHOLDERS' DEFICIT                                 (63,294)                    (21,738)
                                                                      ------------                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
AND MANDADATORY REDEEMABLE PREFERRED STOCK                            $    461,163                 $   473,105
                                                                      ============                 ===========


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                                  --------------------------------         ---------------------------------
                                                        2000              1999                   2000               1999
                                                        ----              ----                   ----               ----
REVENUES                                          $    131,162         $   126,954          $    398,356         $   407,270

COST OF SALES                                          111,214              96,190               344,666             305,094
                                                  ------------         -----------          ------------         -----------
GROSS PROFIT                                            19,948              30,764                53,690             102,176

OPERATING EXPENSES:
   Product development                                   4,367               3,947                12,223              11,291
   Selling, general & administrative                    22,070              25,459                68,235              64,976
   Goodwill amortization                                   804                 942                 2,414               2,782
                                                  ------------         -----------          ------------         -----------
                                                        27,241              30,348                82,872              79,049
                                                  ------------         -----------          ------------         -----------
INCOME (LOSS) FROM OPERATIONS                           (7,293)                416               (29,182)             23,127

OTHER INCOME (EXPENSE):
   Interest income                                         268                 176                   463                 432
   Interest expense                                     (9,630)             (8,416)              (27,492)            (14,422)
   Sundry-net                                             (633)                375                (1,157)                654
                                                  ------------         -----------          ------------         -----------
                                                        (9,995)             (7,865)              (28,186)            (13,336)
                                                  ------------         -----------          ------------         -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                      (17,288)             (7,449)              (57,368)              9,791
INCOME TAX (PROVISION) BENEFIT                           4,841               2,756                16,064              (3,623)
                                                  ------------         -----------          ------------         -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                          (12,447)             (4,693)              (41,304)              6,168
                                                  ------------         -----------          ------------         -----------
DISCONTINUED OPERATIONS:
   Loss from operations                                      -              (1,416)                    -              (2,245)
   Income tax benefit                                        -                 523                     -                 830
                                                  ------------         -----------          ------------         -----------
   Net loss from discontinued operations                     -                (893)                    -              (1,415)
   Gain on disposal                                          -              20,714                     -              20,714
   Income tax provision                                      -              (7,664)                    -              (7,664)
                                                  ------------         -----------          ------------         -----------
   Net gain on disposal                                      -              13,050                     -              13,050
                                                  ------------         -----------          ------------         -----------
   Net gain from discontinued operations                     -              12,157                     -              11,635
                                                  ------------         -----------          ------------         -----------
NET INCOME (LOSS)                                 $    (12,447)        $     7,464          $    (41,304)        $    17,803
                                                  ============         ===========          ============         ===========



                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                   September 30,                 September 30,
                                                                   -------------------------------------------
                                                                           2000                           1999
                                                                           ----                           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations                    $    (41,304)                  $      6,168
   Adjustments to reconcile net income (loss) from
   continuing operations to cash flows (used in) provided
   by operating activities:
      Depreciation and amortization                                      30,853                         32,393
      Disposition of property, plant and equipment                        3,229                          1,141
      Decrease in accounts receivable                                     4,888                          3,559
      (Increase) decrease in inventories                                  5,880                        (26,554)
      (Increase) decrease in other assets                               (22,709)                         6,905
      Decrease in trade accounts payable                                 (4,663)                        (5,277)
      Increase (decrease) in deferred revenue                             8,837                         (1,613)
      Decrease in other accrued expenses and liabilities                 (6,967)                        (5,267)
                                                                   ------------                   ------------

         CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES          (21,956)                        11,455

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                           (17,345)                       (31,192)
   Purchase of businesses, net of cash acquired                               -                           (779)
   Net proceeds from sale of community banking business                       -                         50,000
   Change in net assets of discontinued operations                            -                          3,724
   Investment in unconsolidated subsidiary                                1,189                         (2,375)
   Proceeds from disposal of short-term investments                         371                              -
                                                                   ------------                   ------------
         CASH FLOWS (USED IN) PROVIDED BY
           INVESTING ACTIVITIES                                         (15,785)                        19,378

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current portion of long-term debt and
      capital lease obligations                                            (354)                          (682)
   Net proceeds from long-term borrowings                                10,569                        228,851
   Payments on long-term borrowings                                           -                        (30,000)
   Net proceeds from (payments on) short-term borrowings                 10,971                         (3,585)
   Repurchase of common stock                                                 -                       (369,521)
   Net proceeds from sales and issuances of common stock                      -                        134,543
   Net proceeds from sales and issuances of preferred stock              15,000                              -
                                                                   ------------                   ------------
         CASH FLOWS PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                          36,186                        (40,394)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (2,779)                           (38)
                                                                   ------------                   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (4,334)                        (9,599)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           20,292                         25,313
                                                                   ------------                   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     15,958                   $     15,714
                                                                   ============                   ============
SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
      Interest                                                     $     15,282                   $     10,406
      Income taxes                                                 $      9,761                   $     10,829


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of presentation and other accounting information

The accompanying unaudited balance sheet at September 30, 2000, and the consolidated statements of operations and cash flows for the interim periods ended September 30, 2000 and 1999, should be read in conjunction with BancTec, Inc. ("BancTec" or the "Company") consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the results of operations. All significant intercompany balances and transactions have been eliminated.

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

Certain amounts have been reclassified to conform with the current year presentation.

2.   Inventories consisted of the following:

                                                                 September 30,                 December 31,
                                                                     2000                          1999
                                                                     ----                          ----
                                                                               (In thousands)
Raw materials                                                  $       16,204               $       18,740
Work-in-process                                                         7,402                        4,429
Finished goods                                                         32,958                       41,024
                                                               --------------               --------------
                                                               $       56,564               $       64,193
                                                               ==============               ==============


3.   Property, plant and equipment consisted of the following:

                                                                 September 30,                 December 31,
                                                                     2000                          1999
                                                                     ----                          ----
                                                                                (In thousands)
Land                                                           $        2,860               $        2,860
Field support spare parts                                              94,730                      117,010
Systems and software                                                   64,433                       62,809
Machinery and equipment                                                54,435                       54,454
Furniture, fixtures and other                                          27,570                       27,262
Building                                                               29,581                       29,637
                                                               --------------               --------------

                                                                      273,609                      294,032
Accumulated depreciation                                             (163,248)                    (168,130)
                                                               --------------               --------------
Net property, plant and equipment                              $      110,361               $      125,902
                                                               ==============               ==============


                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


4.   Other accrued expenses and liabilities consisted of the following:

                                                                 September 30,                 December 31,
                                                                     2000                          1999
                                                                     ----                          ----
                                                                              (In thousands)
Salaries, wages and other compensation                         $       15,542               $       15,899
Advances from customers                                                   860                          786
Accrued taxes, other than income taxes                                  5,457                        5,688
Accrued invoices and costs                                              6,430                        5,892
Accrued interest payable                                                4,053                        1,157
Other                                                                  15,666                       23,002
                                                               --------------               --------------
                                                               $       48,008               $       52,424
                                                               ==============               ==============


5.    Debt


                                                                September 30,                December 31,
                                                                   2000                          1999
                                                               --------------               --------------
                                                                              (in thousands)
        7.5% Senior Notes, due 2008                            $      150,000               $      150,000
        Tranche A Term Loan                                            45,000                       45,000
        Revolving Credit Facility                                      20,000                        9,000
        Subordinated Sponsor Notes,
        unsecured                                                     170,569                      160,000
        Other                                                           1,386                        1,822
                                                               --------------               --------------
                                                                      386,955                      365,822
        Less: Current portion                                         (66,386)                     (15,322)
                                                               --------------               --------------
                                                               $      320,569               $      350,500
                                                               ==============               ==============



Credit Agreement.  Effective September 15, 2000, the Company amended its bank
-----------------
credit agreement which includes the Tranche A Term Loan ("Term Loan") and the Revolving Credit Facility ("Revolver"). The Term Loan, due June 2004, is payable in fourteen consecutive quarterly installments beginning March 31, 2001. Pursuant to the amendment, less restrictive financial covenants are required of the Company for the remaining quarters of 2000. The revised covenants relate primarily to EBITDA and capital expenditures, and were agreed to in consideration for an increase in the guarantee to the Lenders by the Registrant's primary owners, WCAS, from $10.0 million to $35.0 million, and for the Registrant's receipt of $15.0 million in cash proceeds from a preferred stock issuance to WCAS (see Note 9). As of September 30, 2000, the Company is in compliance with the amended covenants under its credit agreements.

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


At September 30, 2000, the Company had a $50.0 million Revolver which provides for borrowings, including letters of credit, of up to $43.6 million. Outstanding letters of credit at September 30, 2000, were $1.6 million. A commitment fee of 0.5% on the unused revolving credit facility is payable quarterly. Available credit under the Revolver at September 30 and November 10, 2000, was approximately $22.0 million and $30.0 million, respectively. The Term Loan and the Revolver bear interest at the Company's option, of either LIBOR plus 3.25% or prime plus 2.25% (9.87% at September 30, 2000).

Subordinated Unsecured Sponsor Notes.  The Subordinated Unsecured Sponsor
------------------------------------
Notes ("Sponsor Notes") to WCAS are due in 2009 and bear quarterly interest at 10.0%. As provided under the agreement, the Sponsor Notes holder, WCAS, elected to defer the June and September 2000 quarterly interest payments of $4.0 million each, bearing interest at 10.0%. The deferred interest payments were added to the Sponsor Notes as additional principal. A financing fee of 30% of the deferred interest payments was also added to the Sponsor Notes as principal. Interest will be incurred on the financing fee at a rate of 10%. At September 30, 2000, the Company had $8.2 million outstanding in deferred interest notes and had incurred financing fees of $2.4 million.

Outstanding borrowings on the Company's unsecured foreign lines of credit as of September 30, 2000, were $1.4 million, bearing interest at 1.5%.


6.   Comprehensive Income (Loss)

The components of comprehensive income (loss) for the quarter and nine months ended September 30, 2000 and 1999 are as follows:

                                                  Three Months Ended September  30,         Nine Months Ended September 30,
                                                  --------------------------------         ---------------------------------
                                                        2000              1999                   2000               1999
                                                        ----              ----                   ----               ----
                                                            (In thousands)                            (In thousands)
Net income (loss)                                 $    (12,447)        $     7,464          $    (41,304)        $    17,803
Foreign currency translation adjustments                (1,446)              2,079                (3,978)                205
                                                  ------------         -----------          ------------         -----------
     Total comprehensive income (loss)            $    (13,893)        $     9,543          $    (45,282)        $    18,008
                                                  ============         ===========          ============         ===========

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


7.   Business Segment Data

                                           North          Computer
                                          American        & Network      International
                                          Systems         Services          Systems          Corp/Other
                                          ("NAS")          ("CNS")          ("INTL")        Eliminations         Total
                                        ----------       ----------       -----------       ------------       ----------
For the three months ended
  September 30, 2000
Revenues from
  external customers                    $   58,444       $   37,101       $    35,617       $          -       $  131,162
Intersegment
  revenues                                   7,392                -             1,252             (8,644)               -
Segment gross
  profit (loss)                             12,567            1,658             5,765                (42)          19,948
Segment operating
  income (loss)                              1,922              272            (2,823)            (6,664)          (7,293)
Segment identifiable
  assets                                   196,571           60,157           104,082            100,353          461,163

For the three months ended
  September 30, 1999
Revenues from
  external customers                    $   53,858       $   24,954       $    48,142       $          -       $  126,954
Intersegment
  revenues                                  20,889               53             1,525            (22,467)               -
Segment gross
  profit (loss)                             20,175           (1,392)           12,332               (351)          30,764
Segment operating
  income (loss)                             11,717           (3,320)            4,927            (12,908)             416
Segment identifiable
  assets                                   234,009           63,896           122,655             87,532          508,092

For the nine months ended
  September 30, 2000
Revenues from
  external customers                    $  172,874       $  104,319       $   121,163       $          -       $  398,356
Intersegment
  revenues                                  29,354                -             2,063            (31,417)               -
Segment gross
  profit (loss)                             21,769            6,099            24,929                893           53,690
Segment operating
  income (loss)                            (11,688)           1,177               321            (18,992)         (29,182)

For the nine months ended
  September 30, 1999
Revenues from
  external customers                    $  189,688       $   85,072       $   132,510       $          -       $  407,270
Intersegment
  revenues                                  50,872              (83)            3,497            (54,286)               -
Segment gross
  profit (loss)                             64,968            2,890            34,658               (340)         102,176
Segment operating
  income (loss)                             37,452           (2,666)           13,417            (25,076)          23,127


                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


8.   Options

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the "Plan"), which provides for the granting to employees of incentive options, non-qualified stock options and restricted stock awards.

Incentive Options. At September 30, 2000, 1,435,220 incentive options had been
-----------------
granted by the Company and were outstanding. Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). The incentive options contain vesting provisions over a length of time and accelerated vesting provisions based upon the performance of the Company. The incentive options vest over a four-year period at 25% per year beginning January 1, 2001. As a part of an employee retention program, vesting of a portion of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options. At September 30, 2000, 245,280 non-qualified stock
---------------------------
options had been granted by the Company and were outstanding. Under the Plan, incentive options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. The options contain vesting provisions over a length of time and accelerated vesting provisions based upon the performance of the Company. The options vest over a four-year period at 25% per year beginning January 1, 2001. As a part of an employee retention program, vesting of a portion of the performance-based options was accelerated in October 2000.

Restricted stock awards. The amount, if any, to be paid by the award recipient
-----------------------
to acquire the shares of stock pursuant to a restricted stock award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock awards are subject to vesting provisions determined by the Company's Board of Directors. At September 30, 2000, no restricted stock awards had been granted.

Options and awards expire and terminate the earlier of ten years from the date of grant or the date the employee ceases to be employed by the Company. No options have been exercised at September 30, 2000.

9.   Mandatory Redeemable Preferred Stock and Warrants

As required under the Company's amended credit agreement, in September, 2000, the Company issued 100,000 shares of $0.01 par value Series A Mandatory Redeemable Preferred Stock to its primary owners, WCAS. The mandatory redeemable preferred stock has a cumulative annual cash dividend rate of $10.50 per share and an aggregate liquidation preference/redemption of $15.0 million. The stock is due September 22, 2008. Each holder also receives one transferable right to purchase 75 shares at $0.01 per share.

10.  New Pronouncements

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin Nos. 101A and 101B, which summarize certain of the SEC's views about applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. The impact of SAB 101B was to delay the implementation date of SAB 101 until the fourth quarter of 2000. In October 2000, the SEC issued "Frequently Asked Questions and Answers" for SAB 101 to provide additional guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The Company is in the process of analyzing the implications of these bulletins and guidance on its current revenue recognition methods. BancTec will adopt the pronouncement in the fourth quarter of 2000. To the extent the guidance in SAB 101 differs from GAAP previously utilized by SEC registrants, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect as a change in accounting principle. Currently, the Company recognizes revenue for certain contracts upon shipment. While management believes this method is compliant under existing GAAP guidance, SAB 101 may require additional criteria to be met in some circumstances such as customer acceptance and completion of installation prior to the revenue recognition event. The adoption of SAB 101 will result in the deferral of certain revenue. Accordingly, BancTec anticipates that the change will result in a cumulative effect adjustment for the change in accounting principle. The Company cannot currently estimate the cumulative effect of the change; however, management believes the impact will be material.

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for accounting for stock option grants. The Company does not expect that the adoption of FIN 44 will have a material effect on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in the market value being charged against earnings in each period. SFAS No. 133 as amended will be effective and adopted by the Company in the first quarter of the year ending December 31, 2001. The Company uses derivative financial instruments to manage well-defined interest and foreign currency rate risks and does not use them for trading purposes. In order to minimize the foreign currency rate risks on U.S. costs of sales against yen-based sales contracts, the Company currently has in place certain fixed rate contracts in Japan. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations


Comparison of Three Months Ended September 30, 2000 and Three Months Ended
--------------------------------------------------------------------------
September 30, 1999
------------------

Consolidated revenues of $131.2 million increased by $4.2 million, or 3.3%, compared to the third quarter of 1999. The increase occurred primarily in CNS and NAS, which experienced revenue growth of $12.1 million and $4.6 million, respectively. The CNS improvement is due primarily to increased call volumes and to certain large service contracts including the Galileo contract. The NAS growth primarily resulted from software sales of integrated business solutions which was partly offset by decreases in sales of large systems in Canada and from continued downward pressure on product revenues and maintenance revenues for BancTec-manufactured products. The maintenance revenue decrease is due mostly to expirations of maintenance contracts on older systems. Significantly offsetting the domestic revenue growth was a decline in the INTL business lines, primarily due to continued softer demand for traditional systems such as remittance, check, and Giro processing in Europe. The weakening Euro and British pound sterling added to the overall INTL decline.

In Europe, end-user consolidations and weakening demand resulting from technological advances impacting paper volumes has compelled BancTec to accelerate the process of focusing more of its resources on Electronic Document Management ("EDM") sales. BancTec is addressing this market by creating a set of high level reusable components that will form the basis of future vertical solutions targeted at specific applications. Components of this suite of solutions include eFIRST Forms+, eFIRST Case+, and eFIRST Archive+. The development process of certain of these components is lengthy; however, the Company delivered its first release of eFIRST Archive+ in July 2000 which has already generated additional sales and customer inquiries. BancTec refined its development strategy for this group of solutions by combining talent within the Company's various countries with the objective of accelerating the delivery of these new EDM solutions. The transition to EDM solutions is currently more fully developed in the Company's subsidiary in Japan, allowing that business unit to avoid the revenue declines that occurred in other INTL operations as a result of the decline in traditional business.

Consolidated gross profit of $19.9 million decreased by $10.8 million from the prior year quarter. INTL businesses comprised the majority of the decline, with the balance primarily occurring in NAS' traditional maintenance business. To a lesser extent, NAS manufacturing, integrated business solutions, and Plexus contributed to the decline. Partially offsetting the gross profit loss were profit contributions from the Company's subsidiary in Japan and in CNS. Generally, declining revenues in Company's traditional lines of business, combined with increased costs, led to the current period gross profit decline. As a result of delayed development of certain products and as part of an on-going review of contracts, certain contracts were deemed to be in loss positions, thereby requiring an acceleration of expense recognition into the current quarter.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations (continued)

The impact of recognizing these previously inventoried costs and costs-to-complete accruals for these contracts resulted in a charge of $2.7 million in the quarter. Expenses have not been reduced proportionately to the decline in sales volumes, which was due in part to the Company's efforts to retain its core employee knowledge base in critical functions, to staff for products currently in the development stage, and to improve service levels. In order to more effectively control costs and deliver solutions, BancTec has changed its organizational structure. The new structure builds upon functional teams which will support one or more business units, resulting in better use of resources.

Operating expenses for the quarter totaled $27.2 million, decreasing $3.1 million from the prior year third quarter. The decrease primarily occurred in the selling, general and administrative ("SG&A") expenses which decreased $3.4 million. The change is primarily due to transaction costs related to the merger with WCAS in the prior year of approximately $5.9 million, primarily offset by increased accounts receivable reserves of $2.8 million in the Plexus and other NAS businesses. Also contributing to the current quarter's expenses were approximately $0.4 million and $0.5 million of severance costs and lease termination costs, respectively, both incurred by INTL. Product development expenses increased approximately $0.4 million for the period. Goodwill amortization expenses remained relatively flat for the comparative quarters.

Interest expense of $9.6 million increased $1.2 million from the prior year third quarter, resulting primarily from increased borrowings. Included in the quarter's expense is $4.0 million related to interest on the original $160.0 million of Sponsor Notes. As in the second quarter, the quarterly interest payment of $4.0 million, bearing interest at 10.0%, was deferred for a financing fee of 30% of the deferred payment, or $1.2 million.

A pre-tax loss from continuing operations of $17.3 million for the quarter resulted in an income tax benefit of $4.8 million compared to the 1999 third quarter income tax benefit of $2.8 million on pre-tax loss from continuing operations of $7.4 million. The consolidated tax rate for the quarter was 28.0%.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations (continued)

Comparison of Nine Months Ended September 30, 2000 and Nine Months Ended
------------------------------------------------------------------------
September 30, 1999
------------------

Consolidated revenues decreased $8.9 million, or 2.2%, compared to the prior year. The decline occurred principally in NAS ($16.8 million) and INTL ($11.3 million), offset significantly by increases in CNS ($19.2 million). The NAS decrease primarily related to continued downward pressure on its traditional lines of business, to lower Plexus software sales, and to lower systems sales in Canada. The INTL decrease occurred primarily in the Company's European traditional businesses, offset significantly by increases in EDM solution sales in the Company's subsidiary in Japan.

Gross profit of $53.7 million for the first nine months of 2000 declined $48.5 million from the prior year period. The decline occurred primarily in NAS ($43.2 million) and INTL ($9.7 million), slightly offset by increased profit in CNS ($3.2 million). The NAS decline was due primarily to lower than anticipated revenues for the nine months and to increased costs, particularly in its integrated business solutions and Plexus businesses. The INTL decline occurred primarily in the European traditional businesses, offset partly by improvement in the Company's subsidiary in Japan. The Company is currently in a period of transitioning its product lines, which has had the impact of decreased sales of established higher-margin traditional products. Some of these existing products are being replaced with newly-developed and initially lower margin products. As part of an on-going review of contracts and as a result of delayed implementations, certain contracts were deemed to be in loss positions, thereby requiring an acceleration of expense recognition into the current period. The impact of recognizing these previously inventoried costs and costs-to-complete accruals resulted in additional expenses during the period. The INTL decline was further attributable to the weakening of the Euro and other European currencies.

Operating expenses in the first nine months of 2000 totaled $82.9 million, increasing by $3.8 million from the corresponding prior year period. Most of the year-to-date increase occurred in SG&A expenses and related primarily to additional accounts receivable reserves ($4.4 million), severance costs in SG&A ($1.5 million), loss on the sublease of the former corporate headquarters ($1.0 million), and additional information technology expenses for the Galileo project ($1.3 million). To a lesser extent, higher product development expenses ($0.9 million) contributed to the increase in operating expenses. Goodwill amortization of $2.4 million declined by $0.4 million for the comparative periods.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations (continued)


Interest expense for the first nine months increased $13.1 million to $27.5 million, primarily due to increased borrowings, including the additional debt related to the July 1999 merger. Included in the period's expense is $12.0 million related to quarterly interest on the original $160.0 million of Sponsor Notes. The second and third quarter interest payments of $4.0 million each, bearing interest at 10.0%, were deferred for a financing fee of 30% of the deferred payments, or a total of $2.4 million.

Sundry income decreased by $1.8 million for the nine months due mostly to larger foreign currency translation losses in the current year.

The current year-to-date income tax benefit of $16.1 million on a pre-tax loss from continuing operations of $57.4 million represents an effective tax rate of 28.0%.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations (continued)


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents as of September 30, 2000 decreased to $16.0 million from $20.3 million as of December 31, 1999 due primarily to cash flows used in operating activities of $22.0 million, purchases of property, plant and equipment of $17.3 million, offset by proceeds from the issuance of preferred stock of $15.0 million, net short-term borrowings of $11.0 million and the deferral of interest payments on Sponsor Notes of $10.6 million. The $22.0 million in cash used in operations compares to $11.5 million in cash provided by operations in the first nine months of 1999. The change was due primarily to a $47.5 million decrease in net income from continuing operations for the comparative periods, which was primarily offset by a $5.9 million decrease in inventories this year as compared to a $26.5 million increase in the prior year.

At September 30, 2000, the Company had the following debt instruments in place:
1) $150.0 million in 7.5% Senior Notes due 2008, 2) $45.0 million Tranche A Term Loan due June, 2004, 3) $170.6 million Subordinated Unsecured Sponsor Notes due 2009, 4) $50.0 million Revolving Credit Facility, and 5) Unsecured Foreign Lines of Credit. The Revolver bears interest at the lender's prime commercial rate plus 2.25%, or at the Company's option, the LIBOR on Eurocurrency borrowings plus 3.25%, with rates dependent upon the Company's debt to capitalization ratio. Maximum borrowings under the Revolver, including Letters of Credit, were $43.6 million. The Company had $22.0 million of unused credit available on the Revolver at September 30, 2000. A commitment fee of 0.5% on the unused Revolver is payable quarterly. The Company also had $1.4 million payable in Japanese yen outstanding against the foreign credit agreement at September 30, 2000. The foreign credit agreement is unsecured and bears interest at 1.5%. As of November 10, 2000, the Company had $12.0 million outstanding under the Revolver. Accordingly, available unused credit is $30.0 million.

Effective September 15, 2000, the Company amended certain provisions of its credit agreement dated July, 1999. Pursuant to the amendment, less restrictive financial covenants are required of the Company for the remaining quarters of 2000. The revised covenants relate primarily to EBITDA and capital expenditures, and were agreed to in consideration for an increase in the guarantee to the Lenders by the Registrant's primary owners, WCAS, from $10.0 million to $35.0 million, and for the Registrant's receipt of $15.0 million in cash proceeds from a preferred stock issuance to WCAS. As of September 30, 2000, the Company is in compliance with the amended covenants under its credit agreements. Early in 2001, the Company will evaluate its current liquidity requirements to determine what changes, if any, should be made to its debt structure. The Company believes any efforts in this regard will be successful; however, there can be no assurance that the Company will be successful.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations (continued)


First National Bank of Chicago, the trustee of the 7.5% Senior Notes due 2008, has merged with Bank One Trust Company, N.A., a company which is related to one of the lenders under the Revolver. As a consequence, First Union National Bank has replaced the First National Bank of Chicago as the trustee.


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

Technological Changes and Product Transitions

The Company's industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. The Company must incorporate these new technologies into its products and solutions in order to remain competitive. There can be no assurance that the Company will be able to continue to manage technology transitions effectively. A failure on the part of the Company to effectively manage the transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company. In addition, the Company's business depends on technology trends in its customers' businesses. Many of the Company's traditional products depend on the efficient handling of paper-based transactions. To the extent to that technology changes impact the future volume of paper transactions, the Company's traditional business may be adversely impacted.

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

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Results and Leverage

As a result of increased leverage and reduced performance over the last few quarters, certain negative consequences of the Company's indebtedness could occur. Effective September 15, 2000, the Company amended certain provisions of its credit agreement dated July, 1999. Pursuant to the amendment, less restrictive financial covenants are required of the Company for the remaining quarters of 2000. The revised covenants relate primarily to EBITDA and capital expenditures, and were agreed to in consideration for an increase in the guarantee to the Lenders by the Registrant's primary owners, WCAS, from $10.0 million to $35.0 million, and for the Registrant's receipt of $15.0 million in cash proceeds from a preferred stock issuance to WCAS. As of September 30, 2000, the Company is in compliance with the amended covenants under its credit agreements. Early in 2001, the Company will evaluate its current liquidity requirements to determine what changes, if any, should be made to its debt structure. The Company believes any efforts in this regard will be successful; however, there can be no assurance that the Company will be successful. If efforts are necessary and are unsuccessful, the outcome could result in a material adverse impact on the Company's liquidity which could impact its ability to negotiate favorable contracts with both vendors and customers.

                                 BANCTEC, INC.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to certain market risks primarily related to fluctuations in interest rates and foreign currency exchange rates. The following discussion summarizes the Company's financial statements that are subject to such risks.

As of September 30, 2000, the Company had outstanding long-term debt of $150.0 million in Senior Notes issued in U.S. dollars at a fixed annual interest rate of 7.5%. Interest is due and payable in semi-annual installments which began December 1, 1998. The notes mature on June 1, 2008. The fair market value of the Senior Notes as of September 30, 2000 is approximately $115.0 million based on an estimated yield of 12%. Other long term debt includes a $45.0 million Tranche A Term Loan due June, 2004, and a $50.0 million Revolver under which maximum borrowings, including Letters of Credit, are $43.6 million. At September 30, 2000, the Company had $22.0 million of unused credit available under the Revolver. Both the Term loan and the Revolver bear interest at the lender's prime commercial rate plus 2.25% as of September 30, 2000, or at the Company's option, at LIBOR on Eurocurrency borrowings plus 3.25%, with rates dependent upon the Company's debt to capitalization ratio. A commitment fee of 0.5% on the unused Revolver is payable quarterly. The Company also had $1.4 million payable in Japanese yen outstanding against the foreign credit agreement at September 30, 2000. The foreign credit agreement is unsecured and bears interest at 1.5%.

Effective September 15, 2000, the Company amended certain provisions of its credit agreement dated July, 1999. Pursuant to the amendment less restrictive financial covenants are required of the Company for the remaining quarters of 2000. The revised covenants relate primarily to EBITDA and capital expenditures, and were agreed to in consideration for an increase in the guarantee to the Lenders by the Registrant's primary owners, WCAS, from $10.0 million to $35.0 million, and for the Registrant's receipt of $15.0 million in cash proceeds from a preferred stock issuance to WCAS. As of September 30, 2000, the Company is in compliance with the amended covenants under its credit agreements. Early in 2001, the Company will evaluate its current liquidity requirements to determine what changes, if any, should be made to its debt structure. The Company believes any efforts in this regard will be successful; however, there can be no assurance that the Company will be successful. If efforts are made and are unsuccessful, the outcome could result in a material adverse impact on the Company's liquidity which could impact its ability to negotiate favorable contracts with both vendors and customers.

The Company uses derivative financial instruments to manage well-defined interest and foreign currency rate risks and does not use them for trading purposes. They generally consist of interest rate swap and/or interest rate cap agreements. In order to minimize the foreign currency rate risks on U.S. costs of sales against yen-based sales contracts, the Company currently has in place certain fixed rate contracts in its subsidiary in Japan.

                                    PART II
                                 BANCTEC, INC.


Item 1.   Legal Proceedings

     NONE

Item 2.   Changes in Securities and Use of Proceeds

     In the third quarter of 2000, the Company authorized 1.0 million shares of Series A Mandatory Redeemable Preferred Stock. In September 2000, the Company issued to WCAS, 100,000 shares of the Series A Mandatory Redeemable Preferred Stock and a warrant to purchase 750,000 shares of the Company's common stock. In exchange for such issuance, a cash payment of $15,000,000 was made by WCAS to the Company. The warrant provides that shares of common stock may be purchased by WCAS at a price of $0.01 per share. The Preferred Stock issuance was exempt pursuant to the exemption offered by Section 4(2) of the Securities Act of 1933, as amended.

     Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the "Plan"), which provides for the granting to employees of incentive options, non-qualified options, and restrictd stock awards. The granted options vest over a four year period at 25% per year beginning January 1, 2001. A portion of each option grant vests over time and a portion vests based upon the performance of the Company. At September 30, 2000, granted and outstanding incentive options were 1,435,220 and non-qualified options were 245,280. No restricted awards have been granted. In October 2000, the vesting of a portion of the performance-based options was accelerated and certain performance requirements were waived. At September 30, 2000, no options have been exercised. The options were granted pursuant to the exemption available under Rule 701, promulgated under the Securities Act of 1993, as amended.

Item 3.   Defaults Upon Senior Securities

     NONE

Item 4.   Submission of Matters to a Vote of Security Holders

     Effective July 1, 2000, the 2000 Stock Plan described in Item 2 above was adopted by the stockholders of the Company. The plan provides for the grant of stock options to employees of the Company.

Item 5.   Other Information

     NONE

                                    PART II
                                 BANCTEC, INC.


Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

     3.1     Certificate of Incorporation (1)
     3.2     Amendment to Certificate of Incorporation (1)
     3.3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock*
     4.1     Securities Purchase Agreement*
     10.1 Second Amendment and Waiver to Loan Documents Dated July 22, 1999, among the Company, The Chase Manhattan Bank (formerly, Chase Bank of Texas, N.A.), as Agent, and Welsh, Carson, Anderson & Stowe, as amended.*
     10.2 Third Amendment and Waiver to Loan Documents Dated July 22, 1999, among the Company, The Chase Manhattan Bank (formerly, Chase Bank of Texas, N.A.), as Agent, and Welsh, Carson, Anderson & Stowe, as amended.*
     10.3    Stock Subscription Warrant*
     10.4    BancTec 2000 Stock Plan*
     27.1.1  Financial Data (Electronic Filing Only)*

* Filed herewith

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     b)   Reports on Form 8-K

     On September 25, 2000, the Company filed a Current Report on Form 8-K regarding an amendment effective September 15, 2000, to its Credit Agreement dated July, 1999. The parties to the amendment are the Registrant, several banks and other financial institutions, ABN AMRO Bank N.V., as Co-Agent, and The Chase Manhattan Bank (formerly, Chase Bank of Texas, N.A.), as administrative agent and syndication agent, collectively called "the Lenders". Under the amendment, less stringent financial covenants are required of the Registrant for remaining quarters through December 31, 2000. In addition, the Lenders waived any covenant violation or event of default which has occurred or would occur by virtue of such violation. These matters were agreed to in consideration for an increase in the guarantee to the Lenders by the Registrant's primary owners, Welsh, Carson, Anderson & Stowe ("WCAS") from $10.0 million to $35.0 million, and for the Registrant's receipt of $15.0 million in cash proceeds from a preferred stock issuance to WCAS.

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



Dated: November 14, 2000