Form 10-K
period 2000-12-31
BANCTEC INC
filed 2001-06-05
CIK 318378

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the Year Ended December 31, 2000

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

                                                 Name of Each Exchange
       Title of Each Class                        on Which Registered
       -------------------                        -------------------
       Common Stock, $0.01 Par Value                privately held
       Class A common stock, $0.01 Par Value        privately held
       Series A Preferred Stock, $0.01 Par Value    privately held
       Series B Preferred Stock, $0.01 Par Value    privately held

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ] No: [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. Not applicable.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
            Title of Each Class                          April 30, 2001
       -----------------------------            -------------------------------
       Common Stock, $0.01 Par Value                       17,003,838
       Class A common stock, $0.01 Par Value                1,181,946

                                 BancTec, Inc.
                                 Annual Report
                                      on
                                   Form 10-K
                         Year Ended December 31, 2000

================================================================================

FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K, including "Factors Affecting the Company's Business and Prospects" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and "Quantitative and Qualitative Disclosure About Market Risk" in Item 7A, contains "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the "Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company's Securities and Exchange Commission reports, including but not limited to the items discussed in "Factors Affecting the Company's Business and Prospects" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below in this report, and items described in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements.

================================================================================
                                    PART I

ITEM 1.   BUSINESS.

Overview

   BancTec, Inc. ("BancTec" or "the Company"), a Delaware corporation, is a worldwide systems integration and services company that delivers solutions which address complex data and paper-intensive work processes. The Company employs comprehensive solutions by combining advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third party equipment. These solutions are subsequently maintained and supported by the Company's service operations. The Company is also a leading provider of personal computer maintenance services for major computer companies, government and corporate customers. The Company employs approximately 3,700 people worldwide and is headquartered in Irving, Texas.

   Founded in 1972, the Company operates worldwide serving approximately 5,000 customers in over 20 countries, with international sales in 2000 representing almost one-third of total revenues.

   The Company markets its portfolio of solutions to specific target markets in which it believes it has extensive business process expertise and certain competitive advantages and is able to maintain or achieve a leadership position.

   In July 1999, BancTec entered into a recapitalization transaction. Welsh, Carson, Anderson & Stowe, ("WCAS"), a private investment partnership and Convergent Equity Partners, L.P., ("Convergent"), formed Colonial Acquisition Corp., ("Colonial") with WCAS owning 93.5% and Convergent owning 6.5%. Through the merger of Colonial into BancTec, WCAS acquired 17,003,838 shares of BancTec's common stock and Convergent acquired 1,181,946 shares of BancTec's Class A common stock. In connection with the recapitalization, each previously outstanding share of BancTec common stock was converted into the right to receive $18.50 in cash, totaling approximately $360.2 million, and simultaneously canceled. Funding for the distribution to the former BancTec shareholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor Notes, and the Revolving Credit Facility discussed in Note F to the Consolidated Financial Statements. In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to stockholders' equity.

   Holders of both common stock and Class A common stock are entitled to one vote per share. The Class A holder is entitled to one seat on the Company's Board of Directors.

   In addition, WCAS owns Series A preferred stock ("Series
A Preferred") which includes warrants, and Series B preferred stock ("Series B Preferred") which includes conversion rights (See Notes G and P to the Consolidated Financial Statements). WCAS is strategically focused on the acquisition of information services and health care companies, traditionally investing for growth. WCAS manages more than $12.0 billion for corporate and public pension funds, university endowment funds and other institutional investors.

Reporting Structure

   Historically, the Company's operations were organized into three business segments - Manufacturing and Supplies, U.S. Maintenance and Service ("USMS"), and Worldwide Systems ("WS"). At the end of 1998, the Company announced the reorganization of its operations into two primary businesses, Worldwide Financial Systems ("WFS") and Computer and Network Services ("CNS"). The operations of WFS included manufacturing and supplies, maintenance of Company-manufactured products, integrated systems, and Plexus products. The CNS operations included personal computer warranty repair services and administration of third party extended warranties. Later in 1999, the Company separated WFS into two separately-managed reportable segments based on geographical areas, North American Systems ("NAS") and International Systems ("INTL"). As a part of the reporting structure realignment discussed below, International Systems has been renamed International Solutions ("INTL"). INTL consists of operations throughout the world excluding North America. See Notes M and N to the Consolidated Financial Statements.

   The Company recently realigned its reporting structure and will begin reporting under the new alignment in the first quarter of 2001. Under this new structure, NAS has been renamed U.S. Solutions ("USS"), and excludes Canadian operations and Plexus products. The newly formed Advanced Enterprise Solutions division ("AES") develops and sells the Company's OpenARCHIVE(TM) and other archive solutions. INTL reporting now includes the Canadian operations. Canadian operations are not material to USS nor to INTL operations. Under the new structure, the composition of CNS remains unchanged.

U.S. Solutions and International Solutions. USS and INTL offer similar systems integration and business process solutions and services, and market to similar types of customers. The solutions offered primarily involve high volume transaction processing using advanced technologies and processes. Key applications include payment and check processing, document imaging and workflow, as well as related ongoing service and support. The Company's powerful, high-volume integrated systems deliver important benefits to some of the world's largest credit card companies and major banks. In addition, these segments provide their products and services to other customers, including financial services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and transportation firms.

   The Company combines its extensive business application knowledge with a full range of software and equipment offerings for complex transaction processing environments. The Company's integrated systems generally incorporate advanced applications software developed by the Company and by third parties. These solutions may also include hardware developed and manufactured by the Company as well as by third parties. USS and INTL offer the following process services and solutions:

   Document Imaging Solutions. The Company's image systems capture, digitize and process check and other document images, including utility, telephone, retail and credit card bills, mortgage coupons, sales drafts, airline tickets, tax notices and other financial documents. These imaging systems are also used by banks for high volume check-processing applications such as proof-of-deposit and image statement preparation. Other Company offerings provide image-based solutions for check exception handling, enabling financial institutions that handle large volumes of checks to reprocess more efficiently items that were rejected in normal operating cycles.

   The Company's financial document imaging products utilize an open systems architecture platform which enables customers to add industry standard hardware and software components to improve processing capabilities. The Company typically sells these products to end-users.

   Document and Check Processing Equipment Products. The Company manufactures low, medium, and high-speed document reader/sorters and related components that read magnetic ink character recognition and optical character recognition data from financial documents and sort the documents according to established patterns. The Company's high-speed, full-page scanners utilize photo-optical technology, gray scale image capture capabilities, character recognition software and high precision document transports to scan and digitize full-sized business documents such as invoices, statements and business forms. The Company markets these products and solutions to end-users, other manufacturers and various resellers and systems integrators throughout the world.

   The Company markets a full range of consumable supplies that complement the Company's document processing systems. The Company also manufactures and markets microfilm cameras, image cameras, MICR encoders, ink jet components and various peripheral equipment. The Company's original equipment manufacturer ("OEM") products are sold with a 90-day warranty from the date of shipment.

   Installation and Maintenance of the Company's Products. The Company installs and provides maintenance and support services for its own products, including document reader/sorters and scanners. At April 30, 2001, the Company employed approximately 800 customer service engineers located in the United States and international locations to service the Company's installed equipment. The Company's maintenance contracts usually include both parts and labor, and the one-year contracts are typically renewed annually for five to seven years.

Advanced Enterprise Solutions. AES develops the Company's OpenARCHIVE(TM) and other archive solutions. The ImageFIRST(R) OpenARCHIVE(TM) solution is a multi-tiered archival system designed for high-speed digital archiving of financial and other documents and related transaction data. The Company's image archive systems are targeted to support industry efforts to reduce and eventually eliminate the multiple handling of checks and documents through truncation and electronic check presentment initiatives. The systems also improve accessibility to the data and reduce access time. The Company believes that this technology also has application for other market segments.

Computer and Network Services. The Company is a leading provider of personal computer repair services in the United States for many companies, including Dell Computer, Compaq Computer Corporation, Galileo International, and other Fortune 1000 companies. CNS is structured around the following three customer areas:

   Strategic alliances, including outsource and system integration partners. Strategic alliances focus on establishing and maintaining partnerships with industry-recognized providers of outsourcing services as well as with system integrators offering specific support to their customer base. The partnerships with these organizations enable CNS to provide services consistent with its core competencies for desktop/enterprise applications, while enabling the strategic alliance partners to focus on program management and specific services.

   OEM partner relationships. The focus of the CNS OEM partner relationship group is on providing warranty fulfillment services and related support to manufacturers of desktop/enterprise products. CNS provides OEMs with access to CNS' extensive national field service organization, while enabling the OEMs to focus on the production process and customer requirements.

   Fortune and retail market accounts. The Fortune and retail accounts group is chartered with serving those customers that have support needs consistent with their core competencies in desktop/enterprise applications while leveraging CNS' nationwide service organization. Typical customers require national service in order to support their various sites. Agreements with these customers require flexibility to manage support needs ranging from high-priority mission-critical systems to office automation with lower-priority support requirements.

Plexus(R) Products. The Company offers a complete suite of internet-enabled document imaging and workflow software solutions under the Plexus(R) brand designed for high-volume, complex and distributed environments. These software products offer workflow, data management, forms processing and health claims processing capabilities that enable users to automate, coordinate and streamline business processes. The products are also incorporated into the Company's application solutions to enhance functionality and provide competitive distinction.

Geographical Locations

     There are no significant risks associated with foreign operations other than the fluctuation of international currencies. See Note N to the Consolidated Financial Statements.

Product Development

   The Company has an active research and product development program to maintain the Company's leadership position in payment and document processing technology. The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 280 people for such activities as of April 30, 2001.

   The following table sets forth the Company's product development expenses:


                              For the years ended December 31,
                                  2000      1999      1998
                              --------------------------------
                                  (dollars in thousands)

Product Development Expenses    $ 20,181  $ 15,917  $ 17,732
                              ================================
Percent of Total Revenue          4.1%      3.0%      3.2%


   The Company develops strategic partnerships to conduct its business in the most effective and efficient manner possible. Accordingly, the Company's objective is to incorporate third party solutions where appropriate and practicable rather than develop the product.

   There can be no assurance that the Company's development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adapting new technology and introducing new products to the market.

   Current expenditures are concentrated on developing new applications for the Company's product lines and improving and expanding existing products. During 2000, the Company narrowed its product development expenditure focus by incorporating more third party products in BancTec solutions. The Company is currently focusing on Electronic Data Management ("EDM") solutions, AES-related developments and hardware enhancements.

   Electronic Data Management. BancTec's EDM business is organized around the creation of a set of high level reusable components that form the basis of vertical solutions for specific markets. Components of this suite are called eFIRST(TM) Forms+, eFIRST Case+ and eFIRST Archive+. BancTec's EDM solutions are differentiated from competitors in that the Company's solutions are constructed from the complete, pre-integrated eFIRST components. As a result, any integration issues are addressed at the product level so that the customer-solution level is a seamless event with respect to integration issues. Flexibility and robustness of the solution enable customers to adapt the scalable system as their business needs change. Among the target uses for which the suite of eFIRST solutions is well-suited are complex and large-scale invoicing and billings systems, customer relationship management systems, applications handling such as subscriptions, account openings, governmental, including immigration visa handling, social security claims and records management, and insurance claims handling. Three core modules exist in the eFIRST suite of solutions - forms processing, case management, and archiving - which can be integrated within the same environment and expanded.

   eFIRST Forms focuses on interaction between customers and suppliers and addresses certain problems of hybrid environments. eFIRST Forms captures data from many types of interaction such as web, scanned documents, faxes and web-forms. From these various types of sources, eFIRST Forms extracts useful data previously thought unsuitable for such purposes as general correspondence, non-standard invoices and delivery notes. eFIRST Archive addresses the other end of the business transaction - the secure structured repository. eFIRST Archive enables the creation of structures for information which relate to the way business is conducted, facilitating the meaningful grouping of different kinds of stored objects such as scanned images, mainframe records, and word document files. eFIRST Archive can be searched using specific indices or across all objects' contents for certain keywords or phrases which can be specified long after the data has been stored. eFIRST Case focuses on the interaction between the customer channel and repository - the processes and interfaces which constitute the core competencies of businesses and how value is added through the application of accumulated knowledge and data to their raw customer inputs, e.g., developing meaningful electronic pathways, and collating information from many sources. eFIRST Case addresses these issues by providing a technology platform and user tools to construct workflows, data views, user environments and access permission models that draw in existing systems and people.

   Advanced Enterprise Solutions. AES develops and sells the Company's OpenARCHIVE(TM) and other archive solutions. The Company's ImageFIRST(R) OpenARCHIVE(TM) solution is a web-enabled high-speed archival system that provides the tools to manage, store, retrieve, and deliver an unlimited amount of check payment data and images. OpenARCHIVE's indexing feature allows management of the aging of images to optimize performance of the storage tiers in the archive. In addition, query selection templates and fields displayed for item research are configurable and flexible which simplify finding specific data and images. The Image Hosting Application Program Interface ("IHAPI") is a collection of interfaces that provides the capability for third-party applications to access data and images stored in OpenARCHIVE. The IHAPI image enables many banking applications, including exceptions and returns processing, signature verification, research and adjustments, fraud detection, statements, Internet banking, and cash management.

   Hardware Enhancements. In 2001, the Company plans to continue development and enhancements to what it believes to be the industry's most complete portfolio of document transport products. Among these products is the Company's X-Series(TM) Reject Repair System, a comprehensive integrated solution that offers data correction, heat strip application, and encoding in a single operation. This X-Series product integrates multiple steps into a one-step, efficient operation that automatically completes a significant daily reject volume with no operator intervention. In a single step, the X-Series can process rejected checks, apply stripping, encode the corrected MICR line, and sort these items back for subsequent processing, thereby reducing the per item cost and increasing processing efficiency. Once the items are stripped and MICR encoded, and front or back audit trails and programmable endorsements are complete, BancTec cameras can capture a downstream image of all items, providing a more accurate record of the completed transaction for research purposes. Other key development efforts remain focused on character recognition, image improvements (gray scale snippeting, character engine improvements, wavelet compression, improved gray scale and color quality and delivery) and Image Quality Assurance for real-time reading to improve monitoring and detection of image quality in the Company's transport and scanner product lines.

Sales and Distribution

   The Company primarily relies on its internal sales force. BancTec's distribution strategy is to employ multiple delivery channels to achieve the widest possible distribution. The Company's products are sold to end-users, distributors, OEMs, value-added resellers and systems integrators.

   International sales are subject to various risks, including fluctuations in exchange rates, import controls and the need for export licenses. See Note N to the Consolidated Financial Statements.

Customer Diversification

   For the three years ended December 31, 2000, no single customer accounted for more than 10.0% of the total revenue of the Company. The Company's ten largest customers accounted for 34.2%, 25.0%, and 26.0% of the Company's revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

Competition

   In marketing its products and services, the Company encounters aggressive competition from a wide variety of companies, some of which have substantially greater resources than BancTec. The Company believes that performance, quality, service and price are important competitive factors in the markets in which it operates. Generally, the Company emphasizes industry knowledge, unique product features, flexibility, quality and service to configure unique systems from standard components in its competitive efforts. While the Company believes that its offerings compete favorably based on each of these elements, the Company could be adversely affected if its competitors introduce innovative or technologically superior solutions or offer their products at significantly lower prices than the Company. No assurance can be given that the Company will have the resources, marketing and service capability, or technological knowledge to continue to compete successfully.

Backlog

   The Company believes that backlog is not a meaningful indicator in understanding BancTec's business nor a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories and the relative portion of net revenue related to the Company's services businesses. In addition, any backlog information would exclude CNS contracts, recurring hardware and software maintenance contracts, and contracts for sales of supplies. Further, the Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and exchange rate fluctuations, and accordingly, is not necessarily indicative of the level of future revenue.

Manufacturing

   The Company's hardware and systems solutions are assembled using various purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. The Company has not experienced, nor does it foresee, any significant difficulty in obtaining necessary components or subassemblies; however, if the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries.

Patents

   The Company owns numerous U.S. and foreign patents and holds licenses under numerous patents owned by others. The Company also owns a number of registered and common-law trademarks in the U.S. and other countries relating to the Company's trade names and product names.

   The validity of any patents issued or that may be issued to the Company may be challenged by others and the Company could encounter legal difficulties in enforcing its patent rights against infringement. In addition, there can be no assurance that other technology cannot or will not be developed or that patents will not be obtained by others that would render the Company's patents obsolete. Management does not consider the Company's patents and licenses to be essential to the ongoing operations of the Company.

Employees

   At April 30, 2001, the Company employed approximately 3,700 full-time employees and considers its employee relations to be good. None of the Company's employees is represented by a labor union. The Company has never experienced a work stoppage.


ITEM 2.   PROPERTIES.

   The principal executive offices of the Company were moved during the second quarter of 2000 to its Irving, Texas facility. The former corporate headquarters was leased space in Dallas, Texas, and was sublet effective May 1, 2000.

   As of December 31, 2000, the Company owned or leased numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any of the Company's principal facilities could have an adverse impact on operations in the short term. The Company has the option to renew its facility leases or can replace them with alternate facilities at comparable cost. The Irving manufacturing facility, which the Company owns, is the primary location for the Company's assembly and manufacturing activities. The Company's Heatstrip(R) and BancStrip(R) products are manufactured in Puerto Rico.


ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

================================================================================

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     None.

================================================================================

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                           Years Ended
                                             ------------------------------------------------------------------------
                                             December 31,   December 31,   December 31,   December 31,   December 31,
                                                 2000           1999           1998           1997           1996
                                             ------------   ------------   ------------   ------------   ------------
                                                                          (In thousands)

Revenue                                      $    487,707   $    534,590   $    556,097   $    560,996   $    511,903
Income (loss) from continuing
 operations before income taxes                  (103,192)       (35,842)        11,546         69,353         31,736
Income (loss) before extraordinary item          (144,850)       (11,197)         4,813         42,614         37,101
Net income (loss)                                (144,850)       (11,197)         4,813         42,152         37,101

Total assets                                      399,752        473,105        520,312        498,343        455,703
Working capital                                    84,718        130,448        144,405         61,335         78,438
Long-term debt, less current maturities           388,112        350,500        150,352         11,854         65,891
Mandatory redeemable preferred stock               11,638              0              0              0              0
Stockholders' equity (deficit)                   (167,342)       (21,738)       220,081        260,523        204,720


   In September 1999, the Company completed the sale of its community banking business to Jack Henry and Associates. For financial statement purposes, the sale was treated as a discontinued operation. As a result, the financial data above has been restated for 1999 and prior years to reflect the continuing operations of the Company.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.


   The Company believes several factors created a challenging and more competitive sales and cost containment environment during 2000. These factors include: reduced corporate customer technology spending; ongoing competitive pressures; a planned change in revenue mix within the Company's North American Systems ("NAS") and International Solutions ("INTL") segments; and a highly leveraged financial position.

   The Company believes that the decrease in corporate customer technology spending was due mainly to a slowing economy, mergers, and weaker international currencies, particularly the Euro. The slower-than-anticipated growth coupled with fixed cost increases negatively impacted gross margins. Generally, declining revenues in the Company's traditional lines of business, combined with increased costs, led to the current period gross profit decline. As a result of delayed development of certain products and as part of an on-going review of contracts, certain contracts were deemed to be in loss positions, thereby requiring the Company to recognize a provision for loss contracts in the current year. The impact of recognizing these previously inventoried costs and cost-to-complete accruals for these contracts resulted in additional charges in 2000. Employee expenses have not been reduced proportionately to the decline in sales volumes, which was due in part to the Company's efforts to retain its core employee knowledge base in critical functions, to staff for products currently in the development state, and to improve service levels. In order to more effectively control costs and deliver solutions, BancTec has changed its organizational structure. The new structure builds upon functional teams which support one or more business units, resulting in better use of resources. While

BancTec believes that long-term growth is not necessarily impacted by the slowing economic conditions, the Company continuously monitors its fixed costs structure for opportunities to incorporate efficiencies.

   Based on 2001 expected economic and business conditions, the same factors that affected 2000 indicate a cautious outlook regarding the Company's near-term revenue and earnings growth prospects. While the Company's near-term outlook remains cautious, the Company believes certain factors indicate a potential positive outlook for 2002 and beyond. These factors include a concentrated emphasis on existing offerings with additional investments in sales and marketing. Product development efforts are focused on EDM solutions, AES OpenARCHIVE(TM) and other archive solutions, and hardware enhancements. By incorporating more third party products into the Company's solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions. The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. There are many factors that affect the Company's business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

DISCONTINUED OPERATIONS

   In 1999, BancTec completed the sale of substantially all of the net assets of its community banking business to Jack Henry and Associates ("JHA"). The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. During 2000, an additional $1.7 million was accrued representing a change in estimate for additional expenses related to the Company's obligation to complete certain development activities, thereby reducing the net pre-tax gain to $18.6 million. For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenues from the community banking business were $20.7 million and $41.8 million in 1999 and 1998, respectively.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2000 and December 31, 1999

   Consolidated revenue of $487.7 million for the year ended December 31, 2000 decreased by $46.9 million or 8.8% from the prior twelve-month period. The decline occurred primarily in NAS of $44.2 million and INTL of $34.3 million, offset partly by an increase in CNS of $31.6 million. The NAS decrease primarily related to continued downward pressure on its traditional businesses, lower Plexus software sales, and lower large systems sales in Canada. The INTL decrease occurred primarily in the Company's European traditional businesses, offset significantly by increases in EDM solution sales in the Company's subsidiary in Japan. Factors contributing to the overall decline in revenues include lower corporate customer spending for large systems solutions as a result of the weakening economy, mergers, on-going competitive pressures, and a general decline in international currencies, especially the euro. The increased revenue from the CNS maintenance and other services is primarily attributable to the expansion of CNS' capabilities to offer multi-vendor services for desktop and network products during 2000, comprised mostly from its Galileo contract which began in the first quarter. The remainder of the CNS increase is primarily due to on-going OEM partner relationships, and to strategic alliances comprised of its outsource and system integration partners.

   Consolidated gross profit of $46.4 million decreased by $57.6 million or 55.4% from the prior year. The primary declines occurred in NAS and INTL of $41.3 million and $15.8 million, respectively. CNS' gross profit declined slightly for the same periods due to higher costs, particularly those related to the 2000 expansion of capabilities, enabling the offering of multiple-vendor services for desktop and network products. The NAS gross profit declines occurred principally in its integrated business solutions, Plexus, and manufacturing businesses in 2000 compared to 1999 and was due primarily to lower than expected revenues and increased costs. The Company is currently in a period of transitioning its product lines, which has had the impact of decreased sales of established higher-margin traditional products. Some of these existing products are being replaced with newly-developed and initially lower margin products. As part of an on-going review of contracts and as a result of delayed implementations, certain contracts were deemed to be in loss positions, thereby requiring an acceleration of expense recognition into 2000. The impact of recognizing these previously inventoried costs and costs-to-complete accruals resulted in additional expenses totaling $11.1 million in 2000. The INTL decline was further attributable to the weakening of the Euro and other European currencies. As a result, in 2001, the Company narrowed its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.

Incorporating more third party products into the Company's solutions rather than developing the products enabled the concentration of efforts and expenditures on the target items. The INTL decline occurred primarily in its European traditional businesses, partially offset by a margin improvement in the Company's subsidiary in Japan. The margin decline in the Company's subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses.

   Operating expenses of $113.8 million decreased $4.4 million compared to the prior year. Operating expenses, by component, changed as follows: Product development expenses increased by $4.3 million or 26.8% primarily due to concentration on developing new applications for the Company's product lines and expanding existing products. Selling, general, and administrative expenses decreased by $5.7 million or 5.9% due primarily to higher expenses related to the recapitalization transaction (the "recapitalization"). In addition, lower revenues and on-going efforts to realign the cost structure beginning in the 1999 third quarter resulted in a reduction in operating costs. Goodwill amortization decreased by $3.0 million or 48.0% due primarily to a fourth quarter 1999 write-down of $2.1 million.

   Interest expense increased to $37.3 million in 2000 from $22.7 million in 1999. The increase was due mainly to a $16.1 million increase in debt related to subordinated unsecured notes (the "Sponsor Notes") issued to the Company's primary owners at the recapitalization date, to increased short-term borrowings, and to a higher leveraged position for the full year. See additional discussion in the Liquidity and Capital Resources section of this document.

   Sundry expense of $0.7 million increased $0.2 million in 2000 primarily due to higher foreign currency losses resulting from exchange rate fluctuations in 2000 compared to the prior year.

   A pre-tax loss from continuing operations of $103.2 million for the year ended December 31, 2000 resulted in an income tax expense of $39.4 million as compared with an income tax benefit in 1999 of $13.3 million on a pre-tax loss from continuing operations of $35.8 million. The Company provided a valuation allowance increase to reduce its deferred tax assets to an amount management believes is more likely than not to be realized. The increase had the effect of decreasing the Company's effective tax rate to (38.2)% from the 1999 rate of 37.0%.

Comparison of Years Ended December 31, 1999 and December 31, 1998

   BancTec experienced a number of significant changes during 1999, including the Company's recapitalization, on-going changes in strategic direction of the Company, and the sale of BancTec's community banking business to Jack Henry and Associates ("JHA"). This sale was treated as a discontinued operation for financial statement purposes, in accordance with Accounting Principles Board Opinion No. 30.

   Consolidated revenue of $534.6 million for the year ended December 31, 1999 decreased by $21.5 million or 3.9% from the prior year. In 1999, NAS revenue decreased by 8.5% to $251.7 million compared to the prior year due to a decline in traditional maintenance revenues compared to 1998 and customer spending cautions related to Y2K concerns. CNS revenues decreased by 10.4% to $109.7 million for the same period due primarily to contract expirations and non-renewals. International revenues increased by 9.2% to $173.2 million in 1999 compared to 1998 due to increased shipments to worldwide customers of financial transaction and document management systems. Due to the lack of comparative data for the new segments, the

Company has included below, as supplemental comparative information, a discussion using historical segment data.

   Revenue from Manufacturing and Supplies decreased by $2.4 million to $47.4 million in 1999 compared to 1998 due to customer spending cautions related to Y2K concerns. Revenue for WS increased by approximately $9.6 million to $277.4 million due primarily to increased shipments of financial transaction and document management systems to worldwide customers and increased Plexus software sales. Offsetting the WS increase was a revenue decrease in USMS of $28.6 million to $209.7 million as compared to 1998. The decrease was mainly attributable to the non-renewal of some large contracts and the expiration of some maintenance contracts on older document processing systems.

   Consolidated gross profit of $104.0 million decreased by $19.4 million or 15.7% in 1999 from the prior year. Gross profit for Manufacturing and Supplies was $13.8 million, representing an increase of $8.9 million from 1998, and gross profit for WS of $76.7 million increased $11.4 million from 1998. The increases in gross profit were due primarily to charges incurred in connection with the 1998 reorganization that were not incurred in 1999 and to improved product mix. Gross profit for USMS of $13.5 million in 1999 decreased by $39.7 million due primarily to lower revenues, particularly related to non-renewals of two strategic contracts and the decline in traditional maintenance revenue, without a corresponding decrease in fixed costs. Based on management's belief that the profit declines were temporary, management made no significant mitigating adjustments to the fixed cost structure to compensate for the revenue decrease.

   Operating expenses of $118.3 million in 1999 increased $12.0 million compared to the prior year. Product development expenses of $15.9 million decreased by $1.8 million for the same period due to completion of certain new product developments and a refocus on a narrower set of strategic initiatives. Sales and marketing expenses of $47.3 million increased by $2.7 million or 6.0% due to management's decision to increase its marketing efforts. General and administrative expenses of $48.8 million increased by $13.5 million or 38.2% primarily due to $6.4 million of recapitalization-related expenses, $4.5 million in additional provisions for accounts receivable, and a full year of depreciation related to the implementation costs of a new internal information system. As competition continued to increase, collection of receivables became more difficult; consequently, bad debt expense increased. Goodwill amortization of $6.2 million decreased $2.4 million or 27.8% due primarily to the prior year $4.1 million write-off related to the Company's Canadian subsidiary. The decrease was offset by a 1999 write-down of $2.1 million associated with the discontinuance of a product line previously sold by the Company's subsidiary in the United Kingdom ("UK"), BancTec Limited.

   Interest expense of $22.7 million increased $13.7 million from 1998 due to additional debt incurred by the Company in the July 1999 recapitalization and to interest expense on the $150.0 million Senior Notes issued in May 1998. The Senior Notes replaced $105.0 million of bank debt with a lower effective interest rate.

   Sundry income of $0.5 million decreased $1.6 million primarily due to foreign currency activity, which resulted in losses of $0.4 million in 1999 compared to gains of $1.0 million in 1998.

   A pre-tax loss from continuing operations of $35.8 million for the year ended December 31, 1999 resulted in an income tax benefit of $13.3 million as compared to an income tax provision of $4.2 million on pre-tax income from continuing operations of $11.5 million for the corresponding prior year. The effective tax rates were 37.0% and 36.0% for the years ended December 31, 1999 and 1998, respectively.



LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and cash equivalents totaled $23.8 million at December 31, 2000, compared with $20.3 million at December 31, 1999. Excluding cash and debt, working capital decreased $64.6 million to $60.9 million at December 31, 2000. During 2000, the Company relied primarily on working capital, short-term borrowings under its revolving credit facility (the "Revolver"), and to a capital contribution from its primary owners to fund operations. At December 31, 2000 and March 31, 2001, the Company had available $25.0 million and $17.0 million of borrowing capacity, respectively, under the Revolver. Cash balances as of March 31, 2001 increased $8.5 million to $32.3 million from year-end.

   Operating activities provided $ 4.5 million and $19.5 million of cash in 2000 and 1999, respectively. The $15.0 million decrease was due mainly to an increase in the loss from continuing operations. See the discussion in "Comparison of Years Ended December 31, 2000 and December 31, 1999" for the factors contributing to the increased net loss.

   Investing activities used net cash of $19.3 million during 2000 compared to cash provided of $4.3 million in 1999. The $23.6 million decrease was due mainly to the 1999 receipt of $50.0 million of cash proceeds from the sale of the Company's community banking business offset partially by significantly lower purchases of property, plant and equipment in 2000.

   Financing activities provided $21.6 million of net cash in 2000 compared to net cash used of $28.6 million in 1999. The $50.2 million increase related primarily to recapitalization costs in 1999 related to the repurchase of common stock, offset partly by proceeds from recapitalization-related long-term borrowings. The cash provided in 2000 related primarily to proceeds from the issuance of Series A Preferred of $15.0 million and to additional short-term borrowings of $6.6 million.

   The Company has reviewed its projected cash requirements, including funds required for operations, interest payments and anticipated capital expenditures, in conjunction with the new credit facility as further described below. The Company has concluded it has sufficient financial resources available to support its anticipated requirements to fund operations and cash interest obligations and is not aware of any trends, demands, or commitments that would have a material impact on the Company's near-term liquidity.

   Senior Notes.  In August 1998, the Company exchanged the public Senior Notes
   -------------
(the "Senior Notes") for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company's ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. The Company was in compliance with all financial covenants as of December 31, 2000. As of May 15, 2001, the Company was not in compliance with the Senior Notes' reporting requirements for the year ended December 31, 2000 and for the three months ended March 31, 2001. The Company is in the 60-day cure period for delivery of the year end audited financial statements, and the delivery of the financial statements in this Form 10-K will remedy this non-compliance condition. The Company expects to cure the non-compliance reporting for the first quarter within the cure period provided.

The Company was in compliance with the covenants at December 31, 1999.

   Bank Debt Facilities. Subsequent to, and as a result of the recapitalization
   --------------------
of BancTec with Colonial, owned 93.5% by WCAS, the following debt instruments were put into place: 1) $75.0 million Tranche A Term Loan ("Term Loan") due June 2004 and payable to a bank in quarterly installments and bearing interest, at the Company's option, of either London Interbank Offered Rate ("LIBOR") plus 2.75% or prime plus 1.75% (10.25% at December 31, 1999), and 2) $160.0 million subordinated unsecured Sponsor Notes due 2009 and payable to WCAS, the Company's primary owners, and bearing interest at 10.0%. Collateral for the Term Loan includes all tangible and intangible assets of the Company.

   Also at December 31, 1999, the Company had a secured credit agreement with financial institutions, which provided for a $50.0 million short-term revolving credit facility (the "Agreement"). The Agreement contained restrictive covenants which also applied to the Term Loan. The financial covenants required the Company to maintain a EBITDA to interest expense ratio, as defined, limited maximum debt to EBITDA, and limited capital expenditures. At December 31, 1999, the Company was in compliance with all covenants. The Revolver bears interest at the lender's prime commercial rate plus 1.75%, or at the Company's option, the LIBOR on Eurocurrency borrowings plus 2.75%, depending on the Company's debt to capitalization ratio. A commitment fee of 0.5% on the unused revolving credit facility is payable quarterly. The Company had an outstanding balance of $9.0 million under the agreement at December 31, 1999.

   The same bank debt agreements were in place for the two years ended December 31, 2000 and 1999. Certain provisions of the July 1999 Credit Agreement were amended twice in the first two quarters of 2000. As a result of the First Amendment, interest rates under the credit agreements increased from LIBOR plus 2.75%, or prime plus 1.75%, to LIBOR plus 3.25%, or prime plus 2.25% at the beginning of 2000. The Company received temporary waivers from compliance with the covenants while the amendments were structured. Under these amended covenants, less restrictive EBITDA and capital expenditure provisions were required.

   Effective September 15, 2000, the Company amended certain provisions ("Third Amendment") of its Credit Agreement dated July 1999 which includes the Term Loan and the Revolver. Pursuant to the Third Amendment, less restrictive financial covenants were required of the Company for the remaining quarters of 2000. The Third Amendment covenants related primarily to EBITDA and capital expenditures, and were agreed to in consideration for an increase in the guarantee to the Lenders by the Company's primary owners, WCAS (or, the "Sponsor"), from $10.0 million to $35.0 million, and for the Company's receipt of $15.0 million in cash proceeds from a preferred stock issuance to WCAS. On March 30, 2001, the Company filed a Form 12b-25 with the Securities and Exchange Commission advising of its inability to file timely its Annual Report on Form 10-K, due primarily to the fact that certain factual evidence was needed to make a proper accounting determination with respect to certain non-cash transactions. The Company received waivers from its Lenders with respect to the Company's obligation to deliver audited consolidated financial statements. Pursuant to the waivers, the Lenders waived, through May 31, 2001, any covenant violation or event of default related to the delay in the delivery of the audited consolidated financial statements. The Company is in compliance with the revised covenants at December 31, 2000. The Company believes, as of March 31, 2001, it was in violation of certain financial covenants of the bank debt facilities. The Company resolved this non-compliance by refinancing this debt on May 31, 2001 as further described below.

   Term Loan. In the fourth quarter of 1999, the Company used $30.0 million of
   ----------
the proceeds from the sale of its community banking business to pay down the Term Loan to $45.0 million. As permitted under the terms of the agreements, BancTec exercised its option to defer quarterly principal payments until March 30, 2001; thus, a portion of the $30.0 million pay down in 1999 was used to cover the third and fourth quarter payments originally scheduled for payment in 2000. The March 2001 payment was paid in full on its due date. In accordance with the revised amendments in 2000 to the credit agreement, there was a reduction in the Company's capital spending commitment. The Term Loan, due June 2004, is payable in fourteen consecutive quarterly installments. Effective with the execution of the first amendment to the credit agreements, interest rates increased at the beginning of 2000. Interest under the Term Loan, at the Company's option, was LIBOR plus 3.25%, or prime plus 2.25% (weighted average interest rates of 10.56% and 8.31% at December 31, 2000, and 1999, respectively). Collateral for these credit facilities includes all tangible and intangible assets of the Company, subject to certain limitations contained in the Senior Notes agreement.

   Revolver.  At December 31, 2000 and 1999, the Company had a $50.0 million
   --------
Revolver under which current maximum borrowings allowed, including letters of credit, was $43.6 million. Outstanding letters of credit at December 31, 2000 were $1.6 million. The Company had outstanding borrowings under the Revolver at December 31, 2000 of $17.0 million. Interest under the Revolver, at the Company's option, was LIBOR plus 3.25%, or prime plus 2.25% (weighted average interest rates of 10.57% and 9.19% at December 31, 2000 and 1999, respectively). Available credit under the Revolver at year-end was $25.0 million. A commitment fee of 0.5% on the unused portion of the Revolver is payable quarterly.

New Credit Facility
-------------------

   On May 31, 2001, the Company replaced its existing bank debt facilities provided by a syndicate of lenders led by The Chase Manhattan Bank with a new $100 million revolving credit facility (the "New Facility") provided by Heller Financial, Inc. ("Heller"), which will mature on May 30, 2006. Within 90 days after the closing, Heller intends to syndicate the New Facility to a group of lenders for which Heller will act as agent.

   The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company's existing
Senior Notes. Availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. At May 31, 2001, the available borrowing base was approximately $80.0 million.

   The interest rate on loans under the New Facility will be equal to, at the Company's option, either (i) 1.25% over the "prime rate" or (ii) 2.75% over the "LIBOR rate". Beginning August 1, 2002, the interest rate margins over the prime rate and LIBOR rate may be increased or decreased by up to 0.50% based upon the Company's available borrowing capacity. During the syndication of the New Facility, the interest rate will be 1.25% over the prime rate. A commitment fee of 0.50% per annum on the unused portion of the New Facility is payable quarterly.

   Under the New Facility, substantially all of the Company's cash flow (including proceeds of accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.

   The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. The Company believes this facility, along with cash from operations, will be sufficient to cover the next 12 months' cash requirements.

   Subordinated Unsecured Sponsor Notes ("Sponsor Notes").  The Company's $160.0
   -------------------------------------------------------
million in Sponsor Notes are issued in U.S. dollars, with interest due and payable quarterly. The payments began September 30, 1999. As provided under the agreement, the Sponsor Notes' holder, WCAS, elected to defer the June, September, and December 2000 interest payments of $4.0 million each, bearing interest at 10.0%. No payments were deferred prior to the 2000 second quarter payment. The deferred interest payments were added to the Sponsor Notes as additional principal. A financing fee of 30.0% of the deferred interest payments was also added to the Sponsor Notes as principal. At December 31, 2000, the Company had $12.3 million outstanding in deferred interest notes and had incurred financing fees of $3.8 million. On March 30, 2001, WCAS elected to defer the March 2001 payment of $4.0 million. This deferred interest payment, and interest on previously deferred interest payments, totaling $4.4 were added to the Sponsor Notes as additional principal. A financing fee of 30.0% of the deferred interest payment bears interest at 10.0%.

   Foreign Credit Agreements. The Company has no outstanding foreign credit
   --------------------------
balances as of December 31, 2000. The outstanding balance on foreign credit agreements as of December 31, 1999 was $1.5 million, payable in Japanese yen. The terms on the agreements ranged from three months to one year at interest rates up to 1.75%.

   Derivatives. As of December 31, 2000, BancTec had three yen-denominated
   ------------
foreign currency forward contracts entered into in August 2000. These contracts are accounted for as economic, rather than accounting, hedges. As a result, these economic hedges were independently measured at their fair value as of September 30 and December 31, 2000. As of December 31, 2000, the Company had recognized an inception-to-date unrealized gain of $0.6 million on these instruments.

   Inflation has not had a material effect on the operating results of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

   The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in the fourth quarter of 2000. The SAB more narrowly defined revenue recognition criterion related to delivery and specified performance would generally include customer acceptance. SAB No. 101 did not have a significant effect on the Company's recognition of revenue.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. The Company adopted SFAS 133 on January 1, 2001 and recorded an asset and liability of $10.2 million. The Company recognized an immaterial transition adjustment at adoption.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

   From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in PSLRA. The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. There are many factors that affect the Company's business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

   General Economic Conditions.  The Company's business partly depends on
   ----------------------------
general economic and business conditions. The Company's sales are to businesses in a wide variety of industries, including banking, financial services, insurance, health care, governmental agencies and others. General economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

   Delays or reductions in technology spending could have a material adverse effect on demand for BancTec's products and services, and consequently on BancTec's business, operating results, financial condition, and prospects.

   International Activities. The Company's international operations have
   -------------------------
provided a significant part of the Company's growth during recent fiscal years. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any adverse change in one or more of these factors could have a material adverse effect on the Company.

   Fluctuations in Operating Results.  The Company's operating results may
   ----------------------------------
fluctuate from period to period and will depend on numerous factors, including customer demand and market acceptance of the Company's products and solutions, new product introductions, product obsolescence, varying product mix, foreign currency exchange rates and other factors. The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company's control. Any adverse change in one or more of these factors could have a material adverse effect on the Company.

   Technological Changes and Product Transitions.  The Company's industry is
   ----------------------------------------------
characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. The Company must incorporate these new technologies into its products and solutions in order to remain competitive. There can be no assurance that the Company will be able to continue to manage technological transitions. A failure on the part of the Company to effectively manage these transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company. In addition, the Company's business depends on technology trends in its customers' businesses. Many of the Company's traditional products depend on the efficient handling of paper-based transactions. To the extent that technology changes impact the future volume of paper transactions, the Company's traditional business may be adversely impacted.

   Product Development Activities.  The strength of the Company's overall
   -------------------------------
business is partially dependent on the Company's ability to develop products and solutions based on new or evolving technology and the market's acceptance of those products. There can be no assurance that the Company's product development activities will be successful, that new technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards or that products will achieve market acceptance. The Company believes that it is necessary for its products to adhere to generally accepted industry standards, which are subject to change in ways that are beyond the control of the Company.

   Declining Financial Operating Results and Indebtedness.  As a result of
   -------------------------------------------------------
increased leverage and reduced performance over the last two quarters, certain negative consequences of the Company's indebtedness could occur; however, the Company has seen few consequences to date. The Company's future operating flexibility may be impacted. In addition, the Company may be more vulnerable to an increase in interest rates, a downturn in its operating performance or a decline in general economic conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   The Company is subject to certain market risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing.

Interest Rate Risk

   The Company utilizes long and short-term borrowings to finance the working capital and capital requirements of the business. At December 31, 2000 and 1999 the Company had outstanding Senior Notes of $150.0 million, with a fixed interest rate of 7.5% and due in 2008. In addition, the Company had a Term Loan due June 2004 and payable to a bank in quarterly installments and bearing interest, at the Company's option, of either LIBOR plus 3.25% or prime plus 2.25%. The Term Loan balance was $45.0 million at December 31, 2000 and 1999. The Company paid related interest of $4.3 million and $2.0 million at an average rate of 10.56% and 8.31% for 2000 and 1999, respectively. If interest rates on the Term Loan were to increase 100 basis points, the Company's net loss would be increased by $1.2 million, based on fiscal 2000 borrowing levels. Further, the Company had the Sponsor Notes, due 2009, with a balance of $176.1 million and $160.0 million at December 31, 2000 and 1999, respectively. The Sponsor Notes bear interest at a fixed rate of 10.0%. Finally, the Company utilizes a revolving credit facility to support working capital needs. The Company borrowed a total of approximately $27.4 million, at an average interest rate of 10.57% and 9.19% during fiscal 2000 and 1999, respectively. Borrowings under the revolving line of credit bear interest at the bank's prime rate plus 2.25% or LIBOR plus 3.25%, at the Company's option. If interest rates on the revolving borrowings were to increase by 100 basis points, the Company's net loss would be increased by approximately $0.4 million based on the fiscal 2000 borrowing levels.

   The estimated fair value of the outstanding Term Loan at December 31, 2000 and 1999 was its carrying value. The estimated fair values of the outstanding Senior Notes and Sponsor Notes, based upon comparable borrowing rates and the relative seniority preference of the instruments, were $105.0 million and $130.0 million, respectively, at December 31, 2000 and 1999 for the Senior Notes, and $132.0 million and $160.0 million, respectively, at December 31, 2000 and 1999 for the Sponsor Notes. The Company does not expect changes in fair value of the Senior Notes or the Sponsor Notes to have a significant effect on the Company's operations, cash flow or financial position.

Foreign Currency Risk

   The Company's international subsidiaries operate in approximately 12 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $148 million or 30.4% of the Company's revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within sundry expenses in the consolidated statements of operations, and were not material.

   The Company may use foreign forward currency exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. At year-end 2000, the Company had three yen-denominated forward currency exchange contracts outstanding of $10.8 million to buy U.S. dollars for the Company's subsidiary in Japan's anticipated intercompany payables' settlements in U.S. dollars. No hedging activities existed at year-end 1999.

   Inflation is not expected to have a material effect on the operating results of the Company.

   Due to the lack of significant concentration of credit exposure, the potential credit risk from any one customer is not expected to have a material effect on the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholders of BancTec, Inc.:

     We have audited the accompanying consolidated balance sheet of BancTec, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



 DELOITTE & TOUCHE LLP

 Dallas, Texas
 May 15, 2001 (except with respect to the matters discussed in Notes F and P, as to which the date is May 31, 2001)

Report of Independent Public Accountants



To the Board of Directors and Stockholders of BancTec, Inc.:

We have audited the accompanying consolidated balance sheet of BancTec, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, cash flows, stockholders' equity (deficit) and comprehensive income (loss) for the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                  ARTHUR ANDERSEN LLP


Dallas, Texas
  February 16, 2000

                                  BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)


                                                                                   December 31,
                                                                        ------------------------------
                                                                             2000             1999
                                                                        ---------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash of $464
      and $2,694 at  December 31, 2000 and 1999                         $      23,841    $     20,292
   Short-term investments                                                           -             440
   Accounts receivable, less allowance for doubtful accounts of
      $8,274 and $12,790 at December 31, 2000 and 1999                        106,201         143,745
   Inventories, net                                                            83,824          64,193
   Current deferred tax asset                                                       -          26,803
   Other current assets                                                        12,446          11,851
                                                                        --------------   -------------
             Total current assets                                             226,312         267,324

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                         2,860           2,860
   Field support spare parts                                                   96,473         117,010
   Systems and software                                                        64,686          62,809
   Machinery and equipment                                                     55,574          54,454
   Furniture, fixtures and other                                               26,978          27,262
   Buildings                                                                   29,591          29,637
                                                                        --------------   -------------
                                                                              276,162         294,032
   Less accumulated depreciation                                              174,677         168,130
                                                                        --------------   -------------
             Property, plant and equipment, net                               101,485         125,902
GOODWILL, less accumulated amortization of $30,953 and $28,200
       at December 31, 2000 and 1999                                           51,596          54,903
OTHER ASSETS                                                                   20,359          24,976
                                                                        --------------   -------------
TOTAL ASSETS                                                            $     399,752    $    473,105
                                                                        ==============   =============

                See notes to consolidated financial statements.

                                  BANCTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                        (In thousands, except share data)


                                                                                          December 31,
                                                                                ---------------------------------
                                                                                      2000            1999
                                                                                ---------------  ----------------
CURRENT LIABILITIES:
     Revolving credit facilities                                                $          -     $      10,468
     Current maturities of long-term debt                                                  -             4,854
     Trade accounts payable                                                           29,347            24,978
     Other accrued expenses and liabilities                                           71,392            52,424
     Deferred revenue                                                                 35,930            38,177
     Income taxes                                                                      4,925             5,975
                                                                                -------------    --------------
          Total current liabilities                                                  141,594           136,876
LONG-TERM DEBT, less current maturities                                              388,112           350,500

OTHER LIABILITIES                                                                     25,750             7,467

COMMITMENTS AND CONTINGENCIES (Note L)

MANDATORY REDEEMABLE PREFERRED STOCK                                                  11,638                 -

STOCKHOLDERS' DEFICIT:
     Common stock  authorized,  32,000,000 shares of $0.01 par value at December 31, 2000 and 1999: Common stock-issued and outstanding
        17,003,838 shares at December 31, 2000 and 1999                                  170               170
     Class A common stock-issued and outstanding 1,181,946 shares
        at December 31, 2000 and 1999                                                     12                12
     Subscription stock warrants                                                       3,726                 -
     Additional paid-in capital                                                      137,149           137,180
     Accumulated deficit                                                            (300,146)         (155,296)
     Foreign currency translation adjustments                                         (8,253)           (3,804)
                                                                                -------------    --------------
          Total stockholders' deficit                                               (167,342)          (21,738)
                                                                                -------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $    399,752     $     473,105
                                                                                =============    ==============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Years Ended December 31,
                                                        -------------------------------------------------------------
                                                                2000                 1999                 1998
                                                        -------------------    -----------------    -----------------
                                                                                (In thousands)
REVENUE                                                 $          487,707     $        534,590     $        556,097
COST OF SALES                                                      441,302              430,558              432,694
                                                        -------------------    -----------------    -----------------
          Gross profit                                              46,405              104,032              123,403
OPERATING EXPENSES:
   Product development                                              20,181               15,917               17,732
   Selling, general and administrative                              90,441               96,146               79,969
   Goodwill amortization                                             3,217                6,188                8,568
                                                          -----------------    -----------------    -----------------
                                                                   113,839              118,251              106,269
                                                          -----------------    -----------------    -----------------
          Income (loss) from operations                            (67,434)             (14,219)              17,134
OTHER INCOME (EXPENSE):
   Interest income                                                     814                  546                1,296
   Interest expense                                                (37,250)             (22,685)              (9,024)
   Sundry, net                                                         678                  516                2,140
                                                          -----------------    -----------------    -----------------
                                                                   (35,758)             (21,623)              (5,588)
                                                          -----------------    -----------------    -----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                            (103,192)             (35,842)              11,546
INCOME TAX PROVISION (BENEFIT)                                      39,378              (13,262)               4,154
                                                          -----------------      ---------------      ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                          (142,570)             (22,580)               7,392
LOSS FROM DISCONTINUED OPERATIONS, NET
   OF TAX EXPENSE (BENEFIT) OF $ 630,
  ($830) AND ($1,447) at DECEMBER 31, 2000,
   1999 AND 1998,                                                   (2,280)              (1,415)              (2,579)
GAIN ON DISPOSAL OF BUSINESS UNIT, NET OF
   TAX PROVISION OF $7,516                                              --               12,798                   --
                                                          -----------------    -----------------    -----------------
NET INCOME (LOSS)                                         $       (144,850)    $        (11,197)    $          4,813

PREFERRED STOCK DIVIDENDS
   AND ACCRETION OF DISCOUNT                                          (364)                  --                   --
                                                          -----------------    -----------------    -----------------
NET INCOME (LOSS) APPLICABLE
   TO COMMON STOCK                                        $       (145,214)    $        (11,197)    $          4,813
                                                          =================    =================    =================

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years Ended December 31,
                                                                       ------------------------------------------------------
                                                                             2000                1999               1998
                                                                       ------------------  -----------------  ---------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations                        $     (142,570)     $      (22,580)    $        7,392
   Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
     Depreciation and amortization                                             45,327              43,341             61,412
     Interest paid in-kind                                                     12,498                  --                 --
     Deferred income tax expense (benefit)                                     33,560             (17,913)            (3,083)
     Loss on disposition of property, plant and equipment                       3,730               1,929              2,312
     Other non-cash items                                                         384               2,323             (1,032)
     (Increase) decrease in accounts receivable                                37,544              24,909            (23,711)
     (Increase) decrease in inventories                                       (21,707)              1,041              2,918
     Increase in other assets                                                    (310)             (9,014)            (5,334)
     Increase in trade accounts payable                                         4,369               1,926              5,821
     Increase (decrease) in deferred revenue                                   (2,247)              2,254              6,471
     Increase (decrease) in other accrued expenses and liabilities             33,921              (8,739)             4,398
                                                                       ---------------     ---------------    ---------------
          Cash flows provided by operating activities                           4,499              19,477             57,564
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                 (20,833)            (45,880)           (51,378)
   Purchase of businesses, net of cash acquired                                    --                (779)            (2,041)
   Proceeds from disposal of business unit                                         --              50,000                 --
   Change in net assets of discontinued operations                                 --               3,324             (3,976)
   Investment in unconsolidated subsidiary                                      1,189              (2,375)                --
   Other                                                                          371                  --                 --
                                                                       ---------------     ---------------    ---------------
          Cash flows provided by (used in) investing activities               (19,273)              4,290            (57,395)
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of current maturities of long-term debt and capital
   lease obligations                                                             (354)               (884)           (11,970)
  Proceeds from long-term borrowings                                               --             228,851            150,000
  Payments on long-term borrowing                                                  --             (30,000)           (10,558)
  Proceeds from (payments on) short-term borrowings, net                        6,590               5,584            (79,750)
  Repurchase of common stock                                                       --            (370,497)           (49,837)
  Net proceeds from sales and issuances of preferred stock                     15,000                  --                 --
  Net proceeds from sales and issuances of common stock                            --             138,316              3,531
  Other                                                                           333                  --                 --
                                                                       ---------------     ---------------    ---------------
         Cash flows provided by (used in) financing activities                 21,569             (28,630)             1,416
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (3,246)               (158)             2,045
                                                                       ---------------     ---------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            3,549              (5,021)             3,630
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                                   20,292              25,313             21,683
                                                                       ---------------     ---------------    ---------------
CASH AND CASH EQUIVALENTS--END OF YEAR                                 $       23,841      $       20,292     $       25,313
                                                                       ===============     ===============    ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   DEFERRAL OF SPONSOR NOTES QUARTERLY INTEREST PAYMENTS               $       16,112       $          --     $           --
                                                                       ===============     ===============    ===============

                See notes to consolidated financial statements.

                                  BANCTEC, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              For the years ended December 31, 2000, 1999 and 1998
                       (In thousands, except share data)


                                                    Subscrp-                           Foreign
                                          Common      tion    Additional   Retained    Currency             Unearned
                                           Stock     Stock      Paid       Earnings  Translation  Treasury   Compen-
                                         Old  New   Warrants   Capital    (Deficit)  Adjustments   Stock     sation      Total
                                       -----------  --------  ----------  ---------  -----------  --------  --------  ------------

Balance at December 31, 1997
 (includes 200,000 treasury shares     $ 218 $   -  $      -  $ 221,234   $  50,119  $    (5,129) $ (4,692) $ (1,227) $    260,523
Common stock issued  principally
 under employee stock plan                 3     -         -      1,988           -            -         -         -         1,991
Common stock issued/cancelled
 under restricted stock plan, net          -     -         -      1,077           -            -         -      (930)          147
Amortization of unearned compensation      -     -         -          -           -            -         -       530           530
Repurchase of common stock                       -         -          -           -            -   (49,837)        -       (49,837)
Treasury stock cancelled                 (27)    -         -    (54,502)          -            -    54,529         -             -
Tax benefit from exercise
 of stock options                          -     -         -        521           -            -         -         -           521
Foreign currency
 translation adjustments                   -     -         -          -           -        1,393         -         -         1,393
Net income                                 -     -         -          -       4,813            -         -         -         4,813
                                       ------ ----  --------  ----------  ---------  -----------  --------  --------  ------------
Balance at December 31, 1998           $ 194  $  -  $      -  $ 170,318   $  54,932  $    (3,736) $      -  $ (1,627) $    220,081
Net proceeds from common stock
 issued pursuant to recapitalization       -   182         -    137,180           -            -         -         -       137,362
Common stock issued principally
 under employee stock plans                1     -         -        866           -            -         -         -           867
Common stock issued/cancelled
 under restricted stock plan, net          -     -         -         87           -            -         -      (126)          (39)
Amortization of unearned compensation      -     -         -          -           -            -         -     1,753         1,753
Repurchase of common stock              (195)    -         -   (171,271)   (199,031)           -         -         -      (370,497)
Foreign currency translation
 adjustments                               -     -         -          -           -          (68)        -         -           (68)
Net loss                                   -     -         -          -     (11,197)           -         -         -       (11,197)
                                       -----------  --------  ----------  ---------  -----------  --------  --------  ------------
Balance at December 31, 1999           $   -  $182  $      -  $ 137,180   $(155,296) $    (3,804) $      -  $      -  $    (21,738)

Subscription warrants                      -     -     3,726          -           -            -         -         -         3,726
Foreign currency translation
 adjustments                               -     -         -          -           -       (4,449)        -         -        (4,449)
Net loss                                   -     -         -          -    (144,850)           -         -         -      (144,850)
Other recapitalization related costs       -     -         -        333           -            -         -         -           333
Series A preferred stock dividends         -     -         -       (263)          -            -         -         -          (263)
Accretion of discount                      -     -         -       (101)          -            -         -         -          (101)
                                       -----------  --------  ----------  ---------  -----------  --------  --------  ------------
Balance at December 31, 2000           $   -  $182  $  3,726  $ 137,149   $(300,146) $    (8,253) $      -  $      -  $   (167,342)
                                       ===========  ========  ==========  =========  ===========  ========  ========  ============


                See notes to consolidated financial statements.

                                 BANTEC, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                           Years Ended December 31,
                                                        -------------------------------------------------------------
                                                                2000                 1999                 1998
                                                        -------------------    -----------------    -----------------
                                                                                (In thousands)
Net income (loss)                                       $         (144,850)    $        (11,197)    $           4,813
Foreign currency translation adjustments                            (4,449)                 (68)                1,393
                                                        -------------------    -----------------    -----------------
  Total comprehensive income (loss)                     $         (149,299)    $        (11,265)    $           6,206
                                                        ===================    =================    =================


                See notes to Consolidated Financial Statements.

                                 BANCTEC, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2000, 1999, and 1998


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

   BancTec, Inc., a Delaware corporation, and its subsidiaries (the "Company" or "BancTec"), is a worldwide systems integration and services company with a 28-year history of innovation in imaging technology, financial transaction processing and workflow productivity improvement. Serving a variety of industries, including banking, financial services, insurance, healthcare, governmental agencies and others, the Company offers a comprehensive portfolio of payment and document processing systems and services, workflow and image management software products, and computer and network support services.

Principles of Consolidation

   The consolidated financial statements include the accounts of BancTec, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

   The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts disclosed in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments

   Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments are similar instruments with original maturities in excess of three months and are valued at cost, which approximates market at December 31, 1999. The Company had no short-term investments at December 31, 2000.

Allowance for Doubtful Accounts

   An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

Inventories

   Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. The Company continually assesses the appropriateness of inventory valuations giving consideration to obsolete and slow-moving inventories. Inventory reserves as of December 31, 2000, 1999, and 1998 were $26.7 million, $24.2 million, and $8.4 million, respectively.

Property, Plant, and Equipment

   Property, plant, and equipment are recorded at cost and are depreciated or amortized using principally the straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from three to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years. Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $42.1 million, $39.8 million, and $53.2 million, respectively.

Intangible Assets

   Intangible assets are amortized using the straight-line basis. Cost in excess of net assets acquired is amortized over five to 40 year periods. Other intangible assets are amortized over three to five years.

   The Company continually assesses the recoverability of cost in excess of net assets acquired and the value of other long-lived assets for impairment by measuring the carrying value of the assets against the estimated undiscounted future cash flows associated with them. As of December 31, 2000, management believes there is no impairment of its long-lived assets.

   During the fourth quarters of 1999 and 1998, respectively, the Company wrote down $2.1 million and $4.1 million of goodwill, the charges for which are included in goodwill amortization in the Consolidated Statements of Operations. The 1999 write-down was associated with the Company's subsidiary in the United Kingdom and was related to a product line discontinuance. The 1998 write-down was made in conjunction with a reorganization discussed in Note D to the Consolidated Financial Statements and related to management's decision not to pursue development of certain third party maintenance business for the Company's subsidiary in Canada.

Deferred Revenue and Advances from Customers

   Certain of the Company's contracts permit the Company to bill the customer in advance of the time revenue is recognized. Deferred revenue and Advances from Customers represent billings in excess of revenue recognized.

Derivative Financial Instruments

   Derivative financial instruments are utilized by the Company to reduce foreign currency exchange rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.

    Gains and losses on forward foreign exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in "Other Income (Expense)" caption in the Consolidated Statement of Operations. At December 31, 2000, an inception-to-date unrealized gain has been recorded for $0.6 million.

    In 1998, the Company purchased interest rate cap agreements which were amortized to interest expense over the period of the agreements. There were no interest rate cap agreements in place at December 31, 2000 and 1999.

Revenue Recognition

   The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in the fourth quarter of 2000. The SAB more narrowly defined revenue recognition criterion related to delivery and specified performance would generally include customer acceptance. SAB No. 101 did not have a significant effect on the Company's recognition of revenue.

   The Company's revenue recognition policies for its principal sources of revenue are as follows:

   Software and solution sales--Revenue from sales of established products that do not require significant customization is recognized upon transfer of title in conformity with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Revenues for contracts which require significant customization are generally recognized in conformity with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Under certain circumstances, if required information is available, the percentage of completion method is used in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts." Upon transfer of title, the Company also provides for the estimated cost that may be incurred for product warranties.

   Equipment and supply sales--Revenue from sales of equipment and supplies is recognized upon transfer of title.

   Maintenance--Revenue from maintenance contracts is recognized ratably over the term of the contract.

   Leasing--Revenue from operating leases of equipment is recognized ratably over the terms of the related contract. Revenue from sales-type leases is recorded as the present value of the minimum lease payments (net of executory costs), computed at the interest rate implicit in the lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

Product Development

   Company sponsored software product development costs are expensed as incurred. Customer-sponsored product development costs are generally charged to cost of sales, and the proceeds therefrom are credited to product development costs. Product development costs for the years ended December 31, 2000, 1999, and 1998 are $20.2 million, $15.9 million, and $17.7 million, respectively.

Income Taxes

   The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company records valuation allowances related to its deferred income tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Foreign Currency Translation

   Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders' deficit and comprehensive income. Transaction gains and losses are included in results of operations in Sundry, net. Foreign currency transaction gains/(losses) for the years ended December 31, 2000, 1999, and 1998 were ($1.1 million), ($0.4 million), and $1.0 million, respectively.

Concentration of Credit Risk and Fair Value Information

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk for these instruments are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different geographic areas.

   The Company sells its products to customers under specified credit terms in the normal course of business. These customers' businesses can generally be classified as banking, personal computer manufacturers, financial services, insurance, healthcare, government agencies, utilities or telecommunications. Due to the diversity of the Company's customers, management does not consider there to be a concentration of risk within any single classification. However, general economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

   The Company's hardware and systems solutions are assembled using various purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. The Company has not experienced, nor does it foresee, any significant difficulty in obtaining necessary components or subassemblies; however, if the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries.

   The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies:

The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                 2000                     1999
                                       ------------------------    ---------------------
                                                        (in thousands)
                                         Carrying        Fair      Carrying      Fair
                                          Amount        Value       Amount      Value
                                       ----------     --------     --------   ----------
Cash and short term investments        $   23,841     $ 23,841     $ 20,732   $ 20,732
Foreign currency contracts                      -       10,192            -          -
Term loan                                  45,000       45,000       45,000     45,000
Revolver                                   17,000       17,000        9,000      9,000
Senior Notes                              150,000      105,000      150,000    130,000
Sponsor Notes                             176,100      132,000      160,000    160,000
Mandatory redeemable preferred stock       11,638       11,638            -          -

Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation expense for shares issued under employee stock award plans is recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards NO. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in fair value derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to reported in earnings. SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. The Company adopted SFAS 133 on January 1, 2001 and recorded an asset and liability of $10.2 million. The Company recognized an immaterial transition adjustment at adoption.

Reclassification

   Certain amounts have been reclassified from the prior years to conform to the current year presentation.


NOTE B--ACQUISITIONS

   Early in 1998, the Company acquired Group ParmaTec Inc., a Montreal based object-oriented software technology company for approximately $2.0 million. The acquisition was accounted for under the purchase method of accounting, and operating results from the date of acquisition, which are not material to the year of acquisition, are included in the consolidated statements of operations.

NOTE C - RECAPITALIZATION

   In July 1999, BancTec entered into a recapitalization transaction. Welsh, Carson, Anderson & Stowe, ("WCAS"), a private investment partnership and Convergent Equity Partners, L.P., ("Convergent"), formed Colonial Acquisition Corp., ("Colonial") with WCAS owning 93.5% and Convergent owning 6.5%. Through the merger of Colonial into BancTec, WCAS acquired 17,003,838 shares of BancTec's common stock and Convergent acquired 1,181,946 shares of BancTec's Class A common stock. In connection with the recapitalization, each previously outstanding share of BancTec common stock was converted into the right to receive $18.50 in cash, totaling approximately $360.2 million, and simultaneously canceled. Funding for the distribution to the former BancTec shareholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor Notes, and the Revolving Credit Facility discussed in Note F to the Consolidated Financial Statements. In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to stockholders' equity.

   Holders of both common stock and Class A common stock are entitled to one vote per share. The Class A holder is entitled to one seat on the Company's Board of Directors.

   Under the terms of the merger agreement, a rabbi trust in the approximate amount of $5.5 million was established for potential senior management separation payouts pursuant to related employment agreements. The balance of the accrual at December 31, 1999 was approximately $2.5 million. As of December 31, 2000, approximately $4.1 million has been paid, $0.9 million was forfeited, and $0.5 million remains segregated as restricted cash with a corresponding $0.5 million accrual. Fees of $17.8 million were paid in conjunction with the recapitalization transaction. Of this amount, $11.4 million was allocated to the capital portion of the transaction and reflected as a reduction to stockholders' equity, and $6.2 million was allocated to the Company's new debt instruments to be amortized over their respective lives. Included in the above-referenced fees were payments to WCAS in the amount of $5.8 million and to Convergent in the amount of $0.2 million.


NOTE D - DISCONTINUED OPERATIONS AND REORGANIZATION

   Discontinued Operations. In 1999, BancTec completed the sale of substantially
   ------------------------
all of the net assets of its community banking business to Jack Henry and Associates ("JHA"). The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. During 2000, an additional $1.7 million was accrued representing a change in estimate for additional expenses related to the Company's obligation to complete certain development activities, thereby reducing the net pre-tax gain to $18.6 million. For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30, "Reporting the Results of

Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenues from the community banking business were $20.7 million and $41.8 million in 1999 and 1998, respectively.

   Reorganization. At the end of 1998, the Company announced a reorganization of
   --------------
its operations into two primary businesses, WFS and CNS. In conjunction with the reorganization, charges were recorded of approximately $22.1 million, of which $13.6 million related to inventory obsolescence costs and $4.1 million to goodwill impairment. Remaining charges totaled $4.4 million, of which $2.0 million was recorded as cost of sales expense, and $2.4 million was recorded as selling, general and administrative expense. Included in the reorganization charge was an accrual for approximately $1.0 million related to the closure of the Company's operations in Australia. The remaining $3.4 million primarily related to severance costs. Substantially all amounts had been paid at December 31, 1999.


NOTE E--INVENTORIES

   Net inventory consists of the following:

                                                2000           1999
                                             ----------     ----------
                                                  (In thousands)

   Raw materials                             $   10,264     $   18,740
   Work-in-progress                              34,507          4,429
   Finished goods                                39,053         41,024
                                             ----------     ----------
                                             $   83,824     $   64,193
                                             ==========     ==========


NOTE F--DEBT AND OTHER OBLIGATIONS

   Debt and other obligations consist of the following:

                                                           December 31,
                                                         2000      1999
                                                       --------  --------
                                                         (in thousands)

   7.5% Senior Notes, due 2008                         $150,000  $150,000
   Tranche A Term Loan, due 2004                         45,000    45,000
   Revolving Credit Facility                             17,000     9,000
   Subordinated Sponsor Notes, unsecured, due 2009      176,112   160,000
   Other                                                      -     1,822
                                                       --------  --------
                                                        388,112   365,822
   Less: Current portion                                      -   (15,322)
                                                       --------  --------
                                                       $388,112  $350,500
                                                       ========  ========


   Senior Notes.  In August 1998, the Company exchanged the public Senior Notes
   -------------
for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company's ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. The Company was in compliance with all covenants as of December 31, 2000. As of May 15, 2001, the Company was not in compliance with the Senior Notes' reporting requirements for the year ended December 31, 2000 and certain covenants for the three months ended March 31, 2001. The Company is in the 60-day cure period for delivery of the year end audited financial statements, and the delivery of the financial statements in this Form 10-K will remedy this non-compliance condition. The Company expects to cure the non-compliance reporting for the first quarter within the cure period provided. The estimated fair market value of the Senior Notes as of December 31, 2000 is approximately $105.0 million based on a yield of 14.0%.

   Bank Debt Facilities.   Effective September 15, 2000, the Company amended
   ---------------------
certain provisions ("Third Amendment") of its Credit Agreement dated July 1999 which includes the Term Loan and the Revolver. Pursuant to the Third Amendment, less restrictive financial covenants were required of the Company for the remaining quarters of 2000. The Third Amendment covenants related primarily to EBITDA and capital expenditures, and were agreed to in consideration for an increase in the guarantee to the Lenders by the Company's primary owners, WCAS (or, the "Sponsor"), from $10.0 million to $35.0 million, and for the Company's receipt of $15.0 million in cash proceeds from a preferred stock issuance to WCAS. On March 30, 2001, the Company filed a Form 12b-25 with the Securities and Exchange Commission advising of its inability to file timely its Annual Report on Form 10-K, due primarily to the fact that certain factual evidence was needed to make a proper accounting determination with respect to certain non-cash transactions. The Company received waivers from its Lenders with respect to the Company's obligation to deliver audited consolidated financial statements. Pursuant to the waivers, the Lenders waived, through May 31, 2001, any covenant violation or event of default related to the delay in the delivery of the audited consolidated financial statements. The Company is in compliance with the amended covenants at December 31, 2000. The Company believes, as of March 31, 2001, it was in violation of certain financial covenants of the bank debt facilities. The Company resolved this non-compliance by refinancing this debt on May 31, 2001 as further described below.

   New Credit Facility.  On May 31, 2001, the Company replaced its existing bank
   -------------------
debt facilities provided by a syndicate of lenders led by The Chase Manhattan Bank with a New Facility provided by Heller, which will mature on May 30, 2006. Within 90 days after the closing, Heller intends to syndicate the New Facility to a group of lenders for which Heller will act as agent.

   The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company's existing Senior Notes. Availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. At May 31, 2001, the available borrowing base was approximately $80.0 million.

   The interest rate on loans under the New Facility will be equal to, at the Company's option, either (i) 1.25% over the "prime rate" or (ii) 2.75% over the "LIBOR rate". Beginning August 1, 2002, the interest rate margins over the prime rate and LIBOR rate may be increased or decreased by up to 0.50% based upon the Company's available borrowing capacity. During the syndication of the New Facility, the interest rate will be 1.25% over the prime rate. A commitment fee of 0.50% per annum on the unused portion of the New Facility is payable quarterly.

   Under the New Facility, substantially all of the Company's cash flow (including proceeds of accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.

   The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. The Company believes this facility along with cash from operations will be sufficient to cover the next 12 months' cash requirements.

   Term Loan. In the fourth quarter of 1999, the Company used $30.0 million of
   ----------
the proceeds from the sale of its community banking business to pay down the Term Loan to $45.0 million. As permitted under the terms of the agreements, BancTec exercised its option to defer quarterly principal payments until March 30, 2001; thus a portion of the $30.0 million pay down in 1999 was used to cover the third and fourth quarter payments originally scheduled for payment in 2000. The Company paid the $2.5 million quarterly payment in full on its March 2001 due date. As of December 31, 2000, capital expenditures at a quarter end for the preceding year are not to exceed $26.5 million. The Term Loan, due June 2004, is payable in fourteen consecutive quarterly installments. Effective with the execution of the first amendment to the credit agreements, interest rates increased at the beginning of 2000. Interest under these agreements, at the Company's option, was LIBOR plus 3.25%, or prime plus 2.25% (weighted average interest rates of 10.56% and 8.31% at December 31, 2000 and 1999, respectively). Collateral for these credit facilities includes all tangible and intangible assets of the Company, subject to certain limitations contained in the Senior Notes agreement. See Note G to the Consolidated Financial Statements.

   Revolver.  At December 31, 2000 and 1999, the Company had a $50.0 million
   --------
Revolver under which maximum borrowings allowed, including letters of credit, was $43.6 million. Outstanding letters of credit at December 31, 2000 were $1.6 million. The Company had outstanding borrowings under the Revolver at December 31, 2000 of $17.0 million. Interest under the Revolver, at the Company's option, was LIBOR plus 3.25%, or prime plus 2.25% (weighted average interest rates of 10.57% and 9.19% at December 31, 2000 and 1999, respectively). Available credit under the Revolver at year-end was $25.0 million. A commitment fee of 0.5% on the unused portion of the Revolver is payable quarterly. As of April 30, 2001, the Company had $25.0 million of borrowings outstanding under the Revolver.

   Subordinated Unsecured Sponsor Notes ("Sponsor Notes").  The Company's $160.0
   -------------------------------------------------------
million in Sponsor Notes are issued in U.S. dollars, with interest due and payable quarterly. The payments began September 30, 1999. As provided under the agreement, the Sponsor Notes' holder, WCAS, elected to defer the June, September, and December 2000 interest payments of $4.0 million each, bearing interest at 10.0%. The deferred interest payments were added to the Sponsor Notes as additional principal. A financing fee of 30.0% of the deferred interest payments was also added to the Sponsor Notes as principal. At December 31, 2000, the Company had $12.3 million outstanding in deferred interest notes and had incurred financing fees of $3.8 million. On March 30, 2001, WCAS elected to defer the March 2001 payment of $4.0 million. The deferred interest payment was added to the Sponsor Notes as additional principal. A financing fee of 30.0% of the deferred interest payment was also added to the Sponsor Note as additional principal. This deferred interest payment, and interest on previously deferred interest payments, totaling $4.4 million were added to the Sponsor Notes as additional principal. A financing fee of 30.0% of the deferred interest payment bears interest at 10.0%. The estimated fair market value of the Sponsor Notes is approximately $132.0 million based on a discount rate of 15.0% as of December 31, 2000.

   Foreign Credit Agreements. The Company has no outstanding foreign credit
   --------------------------
balances as of December 31, 2000. Outstanding balances on foreign credit agreements as of December 31, 1999 was $1.5 million, payable in Japanese yen. The terms on the agreements ranged from three months to one year at interest rates up to 1.75%.

   As of December 31, 2000, the future maturities of long-term debt are as follows:

                         Year           (In thousands)
                      ----------        --------------
                         2001           $            -
                         2002                   62,000
                         2003                        -
                         2004                        -
                         2005                        -
                      Thereafter               326,112
                                        --------------
                                        $      388,112
                                        ==============

   The $62.0 million of debt maturing in 2002 represents existing bank debt replaced by the New Facility as described above. The Company does not have a reasonable estimate of the expected borrowing capacity beyond one year. Therefore, the debt is classified as maturing in 2002.

   There were no capital lease obligations outstanding as of December 31, 2000. Capital lease obligations outstanding as of December 31, 1999 totaled $0.4 million.

   The Company paid cash totaling $22.4 million, $21.2 million, and $7.9 million, for interest during the twelve months ended December 31, 2000, 1999, and 1998, respectively. During the years ended December 31, 2000 and 1999, the Company capitalized no interest costs. During the year ended December 31, 1998, the Company capitalized $0.7 million in interest on the costs incurred to implement an internal information system.


NOTE G--REDEEMABLE PREFERRED STOCK

    In consideration for amending the Company's credit agreements with its Lenders, in September 2000, the Company issued 100,000 shares of $0.01 par value Series A Preferred Stock to WCAS, its primary owners. In exchange, WCAS contributed an additional $15.0 million in cash to the Company. The Series A Preferred has an annual cash dividend rate of 7.0% of the then "Stated Value". The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company's Board of Directors. The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends. The Company shall redeem all of the outstanding shares of Series A preferred stock on September 22, 2008 or at an earlier date upon the occurence of certain other events. The Company has the option to redeem the Series A Preferred at any time. Each share of Series A Preferred includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share. Common stock exercisable by the warrants totals 750,000 shares and may be exercised at any time from the date of purchase to September 22, 2008.

    The Company allocated the proceeds from the Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants which resulted in recording mandatory redeemable preferred stock of $11.3 million and warrants of $3.7 million. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008.

NOTE H--OTHER ACCRUED EXPENSES AND LIABILITIES

   Other accrued expenses and liabilities consist of the following:


                                                      December 31,
                                                   2000           1999
                                                ----------     ----------
                                                       (In thousands)
Salaries, wages and other compensation          $   18,976     $   15,899
Accrued taxes, other than income taxes               7,795          5,688
Advances from customers                             16,800            786
Accrued interest payable                             1,128          1,157
Accrued invoices and costs                           5,812          5,892
Other                                               20,881         23,002
                                                ----------     ----------
   Total                                        $   71,392     $   52,424
                                                ==========     ==========


NOTE I--TAXES

    The income tax provision (benefit) consists of the following:

                                                                                Years Ended
                                                                                December 31,
                                                                -------------------------------------------
                                                                   2000            1999            1998
                                                                ----------      ----------      ----------
                                                                              (In thousands)
Current:
   Federal                                                      $        -      $    3,205      $      621
   State                                                                 -             231             387
   Foreign                                                           6,448           7,901           4,782
                                                                ----------      ----------      ----------
      Total current                                                  6,448          11,337           5,790
                                                                ----------      ----------      ----------
Deferred:
   Federal                                                          33,041         (15,744)         (2,684)
   Foreign                                                             519          (2,169)           (399)
                                                                ----------      ----------      ----------
      Total deferred                                                33,560         (17,913)         (3,083)
                                                                ----------      ----------      ----------
                                                                $   40,008      $   (6,576)     $    2,707
                                                                ==========      ==========      ==========

   The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

                                                                                Years Ended
                                                                                December 31,
                                                                ------------------------------------------
                                                                   2000            1999            1998
                                                                ----------      ----------      ----------
                                                                              (In thousands)
Provision (benefit) at U.S. statutory rate of 35% for
   all periods                                                  $  (36,695)     $   (6,221)     $    2,632
Increase in tax expense resulting from:
   Impact of foreign and Puerto Rico income tax rates                2,019           1,310           2,724
   State income tax, net of federal income tax benefit                   -             150             426
   Utilization of net operating losses                                   -               -          (4,419)
   Foreign losses not providing a current benefit                        -               -           2,086
   Goodwill amortization                                               962           7,481           1,077
   Change in valuation allowance                                    78,604          (8,103)              -
   Other                                                            (4,882)         (1,193)         (1,819)
                                                                ----------      ----------      ----------
                                                                $   40,008      $   (6,576)     $    2,707
                                                                ==========      ==========      ==========

   The Company paid cash totaling $7.6 million, $14.6 million, and $10.2 million, for income taxes during the years ended December 31, 2000, 1999 and 1998, respectively.

   Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis. Deferred tax assets (liabilities), as determined under the provisions of SFAS No. 109, "Accounting for Income Taxes", were comprised of the following:

                                                             December 31,
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------
                                                          (In thousands)

Gross deferred tax assets:
   Net operating losses                             $   58,181       $   26,946
   Inventory reserves                                    8,213            9,673
   Receivable allowance                                  1,281            2,642
   Intangible assets previously deducted                 2,102            2,890
   Deferred revenues                                     9,262            3,413
   Deferred compensation                                 3,652            1,481
   Foreign timing differences, net                       2,407              784
   Taxes paid on intercompany profits                      741            1,330
   Other                                                 9,310            4,361
                                                    ----------      -----------
      Total gross deferred tax asset                    95,149           53,520
                                                    ----------      -----------
Gross deferred tax liabilities:
   Depreciation                                         (2,853)          (6,268)
                                                    ----------      -----------
      Total gross deferred tax liability                (2,853)          (6,268)
Deferred tax asset valuation reserve                   (87,594)          (8,990)
                                                    ----------      -----------
      Net deferred tax asset                        $    4,702      $    38,262
                                                    ==========      ===========

   A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. The increase had the effect of decreasing the Company's effective tax rate to (38.2%) from the 1999 rate of 37.0%.

   The Company's net operating loss carryforwards of $58.2 million expire $15.6 million in 2001 through 2005, $8.7 million in 2006 through 2010, $30.8 million in 2016 through 2020 and $3.1 million with no expiration.

   Components of income (loss) before income tax expense (benefit) are as follows:

                                                Years Ended December 31,
                                            2000          1999          1998
                                         ----------    ----------    ----------

               United States             $  (96,602)   $  (48,916)   $    2,706
               Foreign                       (6,590)       13,074         8,840
                                         ----------    ----------    ----------
               Total income (loss)       $ (103,192)   $  (35,842)   $   11,546
                                         ==========    ==========    ==========

   Undistributed earnings of foreign subsidiaries were approximately $32.7 million, $30.3 million, and $25.5 million, at December 31, 2000, 1999, and 1998, respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.


NOTE J--STOCKHOLDERS' EQUITY

2000 Stock Plan:

   Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the "Plan"), which provides for the granting to employees of incentive options, non-qualified stock options, and restricted stock awards.

   Incentive Options.  At December 31, 2000, 1,303,460 incentive options had
   ------------------
been granted by the Company and were outstanding. Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). The incentive options contain vesting provisions over a length of time and accelerated vesting provisions based on the performance of the Company. The incentive options vest over a four-year period at 25% per year beginning January 2, 2001. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000. During 2000, there were 138,500 incentive options forfeited.

   Non-qualified stock options.  At December 31, 2000, 377,040 non-qualified
   ----------------------------
stock options had been granted by the Company and were outstanding. Under the Plan, incentive options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. The options contain vesting provisions over a length of time and accelerated vesting provisions based upon the performance of the Company. The options vest over a four-year period at 25% per year beginning January 1, 2001. As a part of an employee retention program, vesting of 20.0% of the performance-based options was accelerated in October 2000. During 2000, no non-qualified options were forfeited.

   Restricted stock awards.  The amount, if any, to be paid by the award
   ------------------------
recipient to acquire the share of stock pursuant to a restricted stock award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock awards are subject to vesting provisions determined by the Company's Board of Directors. At December 31, 2000, no restricted stock awards had been granted.

   Options and awards expire and terminate the earlier of ten years from the date of grant or the date the employee ceases to be employed by the Company.

   At December 31, 2000, options to purchase 1,542,000 shares were outstanding, of which 243,600 were vested. All options outstanding have an exercise price of $9.25. No options have been exercised.

Prior Stock Plan:

   Prior to the recapitalization (see Note C to the Consolidated Financial Statements), the Company had various stock award plans (the "Plans"). In general, the Plans provided for the granting of options or restricted shares to key employees. As a result of the recapitalization, all options and restricted shares became fully vested and were converted into the right to receive $18.50 in cash, net of exercise price, per common share. A summary of the key provisions of each type of award is as follows:

     Stock Options. In general, the Plans provided for the granting of options
     -------------
at not less than fair market value of the stock at the grant date, and vesting occurred over a five-year period. At December 31, 1999, there were no options outstanding.

     Restricted Stock Awards. Prior to the Company's recapitalization, the
     -----------------------
Board of Directors periodically awarded restricted stock to key employees as compensation, and vesting was pro rata and subject to future service. In conjunction with the July 1999 recapitalization, all restricted shares became fully vested and were purchased by WCAS and Convergent. Accordingly, there was no restricted stock outstanding at December 31, 1999. Unearned compensation was charged for the market value of the shares on the date of grant and was amortized to expense over the vesting period. These amounts were shown as a reduction of stockholders' equity in the accompanying 1999 consolidated balance sheets. During the year ended December 31, 1999, 9,518 restricted shares were awarded and unearned compensation of $0.1 million was recorded. The weighted average price of the shares awarded during the year ended December 31, 1999 was $13.25. Vesting on such shares ranged from three years to 21 years. During the year ended December 31, 2000 and 1999, $0 and $1.8 million, respectively, were amortized to expense.

     A summary of activity in the Company's stock option plans follows:


                                                                        Weighted
                                                         Range of       Average
                                                      Exercise Prices   Exercise
                                            Shares       Per Share       Price
                                          ----------  ----------------  -------

Options outstanding--December 31, 1997     2,519,745   $ 5.33   $27.00   $21.09

Granted                                    1,812,319    12.56    25.81    14.40

Exercised                                   (176,788)    5.33    23.31    15.59

Forfeited                                 (1,124,612)   12.08    27.00    22.42
                                          ----------

Options outstanding--December 31, 1998     3,030,664     7.09    25.81    16.94

Granted                                       87,000    13.25    13.25    13.25

Exercised                                 (1,722,854)   12.56    18.00    13.17

Forfeited                                 (1,394,810)   12.56    25.81    21.01
                                          ----------
Options outstanding--December 31, 1999             0
                                          ==========


   Of the options forfeited during 1999, 217,195 shares had exercise prices between $12.56 and $18.83, with a weighted average exercise price of $18.72. The remaining 1,177,615 options forfeited had exercise prices between $19.88 and $25.81, with a weighted average exercise price of $21.43.

   Of the options exercised during 1999, options for 1,543,795 shares had exercise prices between $12.56 and $13.25 with a weighted average exercise price of $12.73. The remaining 179,059 options had exercise prices between $13.44 and $17.38 with a weighted average exercise price of $17.01.

   As stated in Note A to the Consolidated Financial Statements, the Company has elected to follow the intrinsic value approach prescribed in APB Opinion No. 25. In accounting for its employee stock award plans, the Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income
(loss) would have changed to the following pro forma amounts:



                                        Years Ended December 31
                               ------------------------------------------
                                   2000           1999           1998
                               ------------   ------------   ------------
                                             (in thousands)
        Net Income (loss):
          As reported          $  (144,850)   $   (11,197)   $     4,813
          Pro Forma            $  (148,242)   $   (13,194)   $     2,093

  The fair value of each stock option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:


                                              Years Ended
                                              December 31,
                               ------------------------------------------
    Weighted Average               2000           1999           1998
----------------------         ------------   ------------   ------------

Risk free interest rate             5.9%              6.3%           4.8%
Expected life                    10 years        3.5 years      3.5 years
Expected volatility                   0                58%            64%
Fair value of options granted      $4.06             $6.15          $6.91


NOTE K--EMPLOYEE BENEFIT PLANS

   The Company's Employees' Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. During the years ended December 31, 2000, 1999 and 1998 the Company contributed 50.0% of the participants' qualifying total pre-tax contributions. Amounts expensed under the plan for the years ended December 31, 2000, 1999, and 1998 were $2.7 million, $2.8 million, and $2.8 million, respectively. Beginning in February 2001, the Company's 401(k) Plan changed to match 50.0% of the participants' qualifying total pre-tax contributions, up to a maximum which is tied to the Company's achievement of certain financial objectives.

   The Company's subsidiary in Japan provides pension benefits to retirees and eligible dependents. Employees eligible for participation include all full-time regular employees who are more than three years from retirement. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age of 60. When a person retires at mandatory retirement age with between three and 16 years of service, a lump-sum pension is paid. Otherwise, the pensioner may request a lump-sum payment in lieu of pension payments with respect to all or a portion of future pensions. The Company accrues the cost of these benefits during the service lives of the covered employees based on an actuarial calculation.

The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension fund:


                                                                Years Ended December 31,
                                                                     2000      1999
                                                                -----------------------
                                                                (Dollars in thousands)
Change in Benefit Obligation
     Benefit obligation at beginning of year                     $  7,820   $  6,361
     Service cost                                                     819        635
     Interest cost                                                    222        224
     Actuarial loss                                                    97        584
     Benefits paid                                                   (514)      (760)
     Change due to translation                                       (872)       776
                                                                 -------------------
     Benefit Obligation at end of year                              7,572      7,820

Change in Plan Assets
     Estimated fair value of plan assets at beginning of year       2,680      2,354
     Actual return on plan assets                                       9         44
     Employer contribution                                            949        774
     Benefits paid                                                   (514)      (760)
     Change due to translation                                       (312)       268
                                                                 -------------------
Estimated fair value of plan assets at end of year                  2,812      2,680
Funded status                                                      (4,760)    (5,140)
Unrecognized actuarial loss                                         2,258      2,189
Unrecognized transition cost                                        1,431      1,468
Change due to translation                                            (124)       381
                                                                 -------------------
Accrued benefit cost                                             $ (1,195)  $ (1,102)
                                                                 ===================
Weighted average assumptions as of December 31, 2000
     Discount Rate                                                    3.0%       3.5%
     Expected asset return                                            3.0%       3.0%
     Rate of compensation increase                                    3.5%       3.5%

The components of the net periodic benefit cost are as follows:

                                                                Years Ended December 31,
                                                                     2000      1999
                                                                -----------------------
                                                                (Dollars in thousands)
Service Cost                                                     $    819   $    635
Interest Cost                                                         222        224
Expected return on plan assets                                        (76)       (71)
Amortization of transition amount                                     104        100
Recognized actuarial loss                                             103         67
                                                                 -------------------
Net periodic benefit cost                                        $  1,172   $    955
                                                                 ===================

NOTE L--COMMITMENTS AND CONTINGENCIES

   Leases. The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the years ended December 31, 2000, 1999, and 1998 was $13.9 million, $9.3 million, and $11.1 million, respectively.

   Future minimum payments under non-cancelable operating leases, net of $2.4 million of sublease income as follows:

                    Calendar Year                 (In thousands)
                       2001                       $    11,816
                       2002                             9,008
                       2003                             5,340
                       2004                             2,447
                       2005                             1,205
                    Thereafter                          4,071
                                                  -----------
                                                  $    33,887
                                                  ===========

   The Company believes that its facility leases can be either renewed or replaced with alternate facilities at comparable cost.

   Litigation.   The Company and its subsidiaries are parties to various legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company, any liability that may ensue would not have a material adverse impact on the financial position or results of operations or cash flows of the Company.

   Employment Agreements. The Company maintains employment agreements (the officer "agreements") with two officers and one non-officer director of the Company. The officer agreements provide for the payment of base salary amounts and the participation in any employee benefit or bonus plan or arrangement made available by the Company. The agreements further provide that if the employee's employment is terminated within three years after a triggering event, the Company is obligated to make a lump sum cash payment equal to either 2.99, 2.0 or 1.0 times the average of the employee's annualized compensation received from the Company during the period consisting of the five full taxable years ending immediately preceding the triggering event. The agreements also provide for severance benefits, disability and death benefits. The agreement with the non-officer director provides for severance amounts which are immaterial to the results of operations and cash flows of the Company. See Note C to the consolidated financial statements.

NOTE M--BUSINESS SEGMENT DATA

   As discussed in Note D to the Consolidated Financial Statements, the Company reorganized its historical operations into two primary businesses, WFS and CNS, at the end of 1998. Management has chosen to structure the organization around product lines and geography.

   The operations of WFS included manufacturing and supplies, maintenance of Company-manufactured products, integrated systems, and Plexus(R) products. The CNS operations include personal computer warranty repair services and administration of third party extended warranties. In 1999, the Company separated WFS into two separately-managed reportable segments based on geographical areas, North American Systems ("NAS") and International Systems ("INTL"). INTL consists of operations throughout the world excluding North America.

   US Solutions and International Solutions. USS and INTL offer similar systems integration and business process solutions and services and market to similar types of customers. The solutions offered primarily involve high volume transaction processing using advanced technologies and processes. Key applications include payment and check processing, document imaging and workflow, and ongoing service and support. These segments provide their products and services to other customers, including financial services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and transportation firms.

   Computer and Network Services. The Company is a leading provider of personal computer repair services in the United States for many companies, including
Dell, Compaq, Galileo International, and other Fortune 1000 companies.    One
focus of CNS is providing warranty fulfillment services and related support to manufacturers of desktop/enterprise products. Another focus is the support of desktop/enterprise applications.

   Data for the CNS, NAS, and INTL segments is available on a comparative basis for 2000 and 1999 only. For more meaningful disclosure, also presented are tables reflecting historical segment data for 1999 and 1998.

   Historical Segment Descriptions. The Company's M&S segment provided document-
   --------------------------------
processing systems, check sorting systems and electronic components, which were marketed to its end-users, other manufacturers and various resellers and systems integrators worldwide. In addition, the M&S segment provided full-page document scanners that were sold worldwide through distributors.

   The Company's USMS segment installed and maintained its own equipment products such as document reader/sorters and scanners. In addition, M&S and USMS provided personal computer warranty repair services for companies and administered third party extended warranties on personal computers sold by some of the nation's largest retailers.

   The Company's WS segment provided integration services related to a full range of software and equipment for high volume, complex financial transaction processing environments. Customers included some of the largest check and payment processors worldwide, including banks, credit card companies, utilities, insurance companies and government agencies.

   Whenever possible, the Company uses market prices to determine inter-segment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.

Table 1--New Segments

                                            North           Computer
                                          American         & Network
                                          Systems           Services      International     Corp/Elims        Total
                                        -------------    --------------   -------------   -------------   -------------
                                                                          (In thousands)
For the year ended December 31, 2000

Revenue from external customers         $   206,621      $   141,460      $   139,626     $        -      $   487,707
Intersegment revenues                        37,524               -             2,124         (39,648)              -
Segment gross profit (loss)                  18,474           (2,479)          29,414             996          46,405
Segment operating income (loss)             (26,747)          (9,864)          (4,150)        (26,673)        (67,434)
Segment identifiable assets                 184,638           52,829          105,697          56,588         399,752
Capital appropriations                        9,179            5,062            5,402           1,190          20,833

For the year ended December 31, 1999

Revenue from external customers         $   250,895      $   109,821      $   173,874     $        -      $   534,590
Intersegment revenues                        65,951              (83)           4,786         (70,654)             -
Segment gross profit (loss)                  59,811             (427)          45,191            (543)        104,032
Segment operating income (loss)              16,680          (10,824)          11,434         (31,509)        (14,219)
Segment identifiable assets                 205,666           58,194          116,368          92,877         473,105
Capital appropriations                       15,927           16,200            6,776           6,977          45,880

  Table 2-Historical Segments

                                        Manufacturing &  US Maintenance     Worldwide       Corporate/
                                           Supplies        & Service         Systems      Eliminations        Total
                                        ---------------  --------------   -------------   -------------   -------------
                                                                          (In thousands)
For the year ended December 31, 1999
Revenue from external customers         $    47,443      $   209,711      $   277,436     $        -      $   534,590
Intersegment revenues                        53,663              103           16,888         (70,654)             -
Segment gross profit                         13,799           13,486           76,747              -          104,032
Income (loss) from operations                 1,195              847           16,195         (32,456)        (14,219)
Total assets                                 51,843          121,238          207,184          92,840         473,105
Capital expenditures                            385           29,369            9,149           6,977          45,880

For the year ended December 31, 1998
Revenue from external customers         $    49,880      $   238,335      $   267,882     $        -      $   556,097
Intersegment revenues                        55,179            1,311            7,480         (63,970)             -
Segment gross profit                          4,864           53,229           65,310              -          123,403
Income (loss) from operations                (7,754)          42,653             (415)        (17,350)         17,134
Total assets                                 65,058          142,921          199,285         113,048         520,312
Capital expenditures                          1,656           22,962            9,588          17,172          51,378


NOTE N--GEOGRAPHIC OPERATIONS

   The Company operates in the following geographic areas: the United States, Japan, the UK, and other international areas consisting primarily of Canada, France, Sweden, Germany, and the Netherlands. Inter-area sales to affiliates are accounted for at established transfer prices.

   Sales to unaffiliated customers and affiliates for the years ended December 31, 2000, 1999 and 1998, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:

                                                                                              Other
                                           United                             United          Inter-        Elimina-      Consoli-
                                           States             Japan           Kingdom        national         tions        dated
                                        -------------    --------------   -------------   -------------   -------------  -----------
                                                                          (In thousands)
Year ended December 31, 2000
  Sales to unaffiliated customers       $   339,619      $    75,087      $    30,574     $    42,427     $        -     $   487,707
  Inter-area sales to affiliates             37,457               -             1,850             341         (39,648)            -
  Long-lived assets other than
    deferred taxes                          178,777            6,650            4,698           5,792         (27,179)       168,738

Year ended December 31, 1999
  Sales to unaffiliated customers       $   345,977      $    59,585      $    55,862     $    73,166     $        -     $   534,590
  Inter-area sales to affiliates             65,393               -             4,785             476         (70,654)            -
  Long-lived assets other than
    deferred taxes                          203,216            5,960            6,142           6,183         (27,179)       194,322

Year ended December 31, 1998
  Sales to unaffiliated customers       $   380,852      $    46,713      $    61,076     $    67,456     $        -     $   556,097
  Inter-area sales to affiliates             61,568               -             2,402              -          (63,970)            -
  Long-lived assets other than
    deferred taxes                          202,335            4,687            7,913          11,226         (29,487)       196,674


NOTE O--SUMMARIZED QUARTERLY DATA (UNAUDITED)


                                                           Year Ended December 31, 2000
                                        -------------------------------------------------------------------------------
                                             Q1               Q2               Q3              Q4            Total
                                                                           as restated(1)      (2)(3)
                                        --------------   --------------   -------------   -------------   -------------
                                                                          (In thousands)
Revenue                                 $   128,390      $   138,804      $   127,126     $    93,387     $   487,707
Gross profit                                 19,318           14,424           18,134          (5,471)         46,405
Loss from continuing operations             (11,694)         (17,163)         (15,466)        (98,247)       (142,570)
Net loss                                    (11,694)         (17,163)         (15,466)       (100,527)       (144,850)

                                                           Year Ended December 31, 1999
                                        -------------------------------------------------------------------------------
                                             Q1               Q2               Q3              Q4            Total
                                        --------------   --------------   -------------   -------------   -------------
                                                                          (In thousands)
Revenue                                 $   139,489      $   140,827      $   126,954     $   127,320     $   534,590
Gross profit                                 35,595           35,817           30,764           1,856         104,032
Income (loss) from continuing
   operations                                 4,972            5,889           (4,693)        (28,748)        (22,580)
Net income (loss)                             4,818            5,521            7,464         (29,000)        (11,197)

(1) Subsequent to the issuance of the Company's financial statements as of and for the three and nine months ended September 30, 2000 and the filing of Form 10-Q for the third quarter of 2000, management determined that certain revenue items totaling $4.0 million and the related cost of sales of $2.2 million were incorrectly recognized in that period and that $2.4 million of predominately operating expense items were not accrued in the proper period which should have been recognized in the third quarter. Accordingly, the summarized quarterly data for the third quarter of 2000 has been restated from amounts previously reported to appropriately report such revenues, costs and expenses. A summary of the effects on the quarterly data is as follows:


                                       Three Months Ended September 30, 2000
                                       ------------------  -----------------
                                         As Previously       As Restated
                                            Reported
                                       ------------------  -----------------
Revenue                                          131,162            127,126
Gross Profit                                      19,948             18,134
Loss from Continuing Operations                  (12,447)           (15,466)
Net Loss                                         (12,447)           (15,466)

(2) Due to changes in managements' estimates a valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. The increase had the effect of decreasing the Company's effective tax rate to (38.2%) from 37.0% in 1999. The net change in the valuation reserve in the fourth quarter of 2000 was an increase of $78.6 million.

(3) Due to changes in business conditions, management increased inventory reserves and allowance for doubtful accounts by $1.4 million and $0.7 million respectively. Also during the 2000 fourth quarter, management recorded $4.2 million of additional depreciation on its spares, $8.2 million of additional expenses attributable to cost of sales, and $5.1 million related to changes in its revenue recognition estimates.

NOTE P--SUBSEQUENT EVENTS

   In February 2001, the Company issued 35,520 shares of $0.01 par value Series B Preferred Stock to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then "Stated Value". The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company's Board of Directors. The aggregate liquidation preference/redemption value is $5.3 million, plus accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time. In addition, subject to the approval of a majority of the holders of the Series B Preferred and upon the occurrence of certain events, the Company is required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments. The Company is required keep available approximately 640,000 shares of Common Stock as would be issuable upon conversion of all outstanding shares of Series B Preferred Stock.

   The Company received waivers (the "Waivers") with respect to its obligation to deliver audited consolidated financial statements to its lenders under its Credit Agreement dated July 1999. The parties to the Waivers are the Company and several banks and other financial institutions (the "Lenders"). Pursuant to the Waivers, the Lenders waived, through May 31, 2001, any covenant violation or event of default related to the delay in the delivery of the audited consolidated financial statements to the Lenders. As of May 15, 2001, the Company was not in compliance with the reporting requirements for the year ended December 31, 2000 and certain financial covenants and for the three months ended March 31, 2001. The Company is in the 60-day cure period for delivery of the year end audited financial statements, and the delivery of the financial statements in this Form 10-K will remedy this non-compliance condition. The Company expects to cure the non-compliance reporting for the first quarter within the cure period provided. The Company believes,as of March 31, 2001, it was in violation of certain financial covenants of the bank debt facilities. The Company resolved this non-compliance by refinancing this debt on May 31, 2001 as further described below.

   On May 31, 2001, the Company replaced its existing bank bebt facilities provided by a syndicate of lenders led by The Chase Manhattan Bank with a New Facility provided by Heller, which will mature on May 30, 2006. Within 90 days after the closing, Heller intends to syndicate the New Facility to a group of lenders for which Heller will act as agent.

   The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company's existing
Senior Notes. Availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. At May 31, 2001, the available borrowing base was approximately $80.0 million.

   The interest rate on loans under the New Facility will be equal to, at the Company's option, either (i) 1.25% over the "prime rate" or (ii) 2.75% over the "LIBOR rate". Beginning August 1, 2002, the interest rate margins over the prime rate and LIBOR rate may be increased or decreased by up to 0.50% based upon the Company's available borrowing capacity. During the syndication of the New Facility, the interest rate will be 1.25% over the prime rate. A commitment fee of 0.50% per annum on the unused portion of the New Facility is payable quarterly.

   Under the New Facility, substantially all of the Company's cash flow (including proceeds of accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.

   The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. The Company believes this facility along with cash from operations will be sufficient to cover the next 12 months' cash requirements.

                                 BANCTEC, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements and Independent Auditors' Report

Independent Auditors' Report............................................    21

Reports of Independent Public Accountants...............................    22

Consolidated Balance Sheets at December 31, 2000 and
   December 31, 1999....................................................    23

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998.....................................    25

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998.....................................    26

Consolidated Statements of Stockholders' Equity (Deficit) for the
   years ended December 31, 2000, 1999 and 1998.........................    27

Consolidated Statements of Comprehensive Income (Loss)..................    28

Notes to Consolidated Financial Statements.............................. 29-51

Supplemental Schedules

Schedule II--Valuation and Qualifying Accounts for the years
   ended December 31, 2000, 1999 and 1998...............................    68

  All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

================================================================================

                                   PART III


ITEM 10.   Directors and Executive Officers of BancTec, Inc.

  The following table sets forth the names, ages, and positions of each of the directors and executive officers of the Company as of April 30, 2001.

  The Board of Directors elects executive officers annually. No family relationships exist among the executive officers of the Company.

                Name                        Age                    Position
                ----                                               --------
 John D. Staedke.....................       60  President, Chief Executive Officer and Director
 Evelyn Henry Miller.................       43  Senior Vice President, Chief Financial Officer,
                                                Treasurer and Assistant Secretary
 Mark D. Fairchild...................       41  Senior Vice President
 James S. Kildebeck..................       58  Senior Vice President
 Kevin L. Roper......................       46  Senior Vice President
 Chris B. Van Arsdel.................       56  Senior Vice President
 James R. Wimberley..................       60  Senior Vice President
 Richard A. McDonough................       45  Vice President, Secretary and General Counsel
 Scott J. Wilson.....................       45  Vice President, Corporate Controller and Assistant
                                                Treasurer
 Robert A. Minicucci.................       48  Chairman of the Board and Director
 Anthony J. de Nicola................       36  Director
 Murray Holland......................       47  Director
 Sanjay Swani........................       34  Director

   Mr. Staedke has been President and Chief Executive Officer since December 1999 and Director since December 2000. Mr. Staedke served as a Client Executive for EDS (an information technology and systems integration company), responsible for global information technology services provided to the Xerox Corporation, from 1996 to December 1999. Mr. Staedke also served as President and Chief Executive Officer of Hitachi Data Systems Corporation (a mainframe and computer storage company) from 1992 to 1996.

   Ms. Miller has been Senior Vice President and Chief Financial Officer since March 2000. Ms. Miller served as the Senior Vice President, Chief Financial Officer and Treasurer for CellStar Corporation (a wireless communications company) from November 1995 through May 1999. Ms. Miller also served in various management capacities for Ryder System Inc./Aviall, Inc. (an aviation services company) from 1988 to 1995.

   Mr. Fairchild has been Vice President since April 2000 and Senior Vice President since August 2000. Since August 1985, Mr. Fairchild has been employed by the Company in various management capacities.

   Mr. Kildebeck has been Senior Vice President since June 2000. From May 1970 to September 1999, Mr. Kildebeck served in a variety of leadership positions at EDS (an information technology and systems integration company), most recently as Director of Operations and Delivery for the Manufacturing Industry Group.

  Mr. Roper has been Vice President since May 1996 and Senior Vice President since August 2000. Since March 1985, Mr. Roper has been employed by the Company in various management capacities.

  Mr. Van Arsdel has been Senior Vice President since July 2000. From October 1989 to May 1999, Mr. Van Arsdel served in a variety of leadership positions at EDS (an information technology and systems integration company), most recently as Client Services Executive. Mr. Van Arsdel has served as a director of Health Care Recoveries Inc. (a health care subrogation and services company) since May 1997.

  Mr. Wimberley has been Vice President since January 1989 and Senior Vice President since January 1993. Since January 1984, Mr. Wimberley has been employed by the Company in various management capacities.

  Mr. McDonough has been Vice President, Secretary and General Counsel since June 2000. Since October 1995, Mr. McDonough has been employed by the Company in various capacities.

  Mr. Wilson has been Vice President since December 2000. Since January 1998, Mr. Wilson has been employed by the Company in various management capacities. Prior to that time, Mr. Wilson was employed by Occidental Chemical Corporation (a chemical manufacturing company) since 1980, where he was most recently Vice President, Finance - Specialty Business Group.

  Mr. Minicucci has been a director of the Company since July 1999. Mr. Minicucci also serves as a General Partner of Welsh, Carson, Anderson & Stowe VIII, L.P. (a private investment company) and as a director of Amdocs Limited (a telecom customer care and billing software and services company). Mr. Minicucci has served as a General Partner of Welsh, Carson, Anderson & Stowe since 1993.

  Mr. de Nicola has been a director of the Company since July 1999. Mr. de Nicola also serves as a General Partner of Welsh, Carson, Anderson & Stowe VIII, L.P. (a private investment company), and as a director of Centennial Communications (a wireless rural telephone systems and integrated communications services company), of Ntelos Communications (an integrated communications provider) and BTI Telecommunications Sources, Inc. (an integrated telecommunications provider). Mr. de Nicola has served as a General Partner of Welsh, Carson, Anderson & Stowe since 1994.

  Mr. Holland has been a director of the Company since July 1999. Mr. Holland has also served as Principal of Convergent Equity Partners L.P. (a private investment company) and as Chairman and Chief Executive Officer of Convergent Media Systems Corporation (a provider of interactive distance learning solutions) since 1992. Mr. Holland also served as Chairman of Convergent Group Corporation (an independent systems integrator for geographic information systems) from June 1993 through August 1999, when the company was sold, and as Chairman and Chief Executive Officer of BTI Americas, Inc. (a travel agency) from February 1995 through June 1998, when the company was sold.

  Mr. Swani has been a director of the Company since December 2000. Mr. Swani joined Welsh, Carson, Anderson & Stowe (a private investment company) in July 1999 and serves as a principal of the firm. Mr. Swani also served as a director of Fox Paine & Company (a San Francisco-based buyout firm) from June 1998 to June 1999 and worked in the mergers and acquisitions department of Morgan Stanley & Co. (a global financial services firm) from August 1994 to June 1998. Mr. Swani is also a director of BTI Telecommunications Services, Inc. (an integrated telecommunications provider).

   Effective May 7, 2001, Mr. Staedke was elected Chairman of the Board of Directors of the Company and Craig D. Crisman was elected President and Chief Executive Officer. Mr. Crisman was previously Chief Executive Officer of Applied Magnetics Corporation. Prior to joining Applied Magnetics Corporation, Mr. Crisman was Chief Executive Officer of several companies.

   Effective May 7, 2001, Brian R. Stone was elected Senior Vice President and Chief Financial Officer of the Company and Ms. Miller remained as a Senior Vice President. Mr. Stone has previously served as Chief Executive Officer of Magnetic Data Technologies and Chief Financial Officer of Applied Magnetics Corporation, and has provided management consulting services to several U.S. companies.

Section 16(a)  Beneficial Ownership Reporting Compliance

   Not applicable.


ITEM 11.   Executive Compensation

Summary Compensation Table

   The following table sets forth certain information regarding compensation earned during 2000, the year ended December 31, 1999 ("1999"), and the fiscal year ended December 31, 1998 ("1998"), by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers (based upon salary and bonus earned during 2000).


                                                                                     Long Term
                                                Annual Compensation              Compensation Awards
                                               ---------------------        -------------------------------
                                                                                        Restricted                    All Other
                                    Fiscal                    Bonus      Long-Term        Stock         Options       Compensa-
Name and Principal Position(s)       Year       Salary($)     ($)(1)      Bonus(2)      Award(s)($)     (#)(3)        tion($)(4)
------------------------------      ------     ----------   ----------  ------------   ------------   ----------    -------------
John D. Staedke                      2000       300,014       150,000           0               0      400,000         274,233
  President, Chief Executive         1999             0             0           0               0            0               0
  Officer and Director               1998             0             0           0               0            0               0
Kevin L. Roper                       2000       200,000        37,468           0               0      100,000               0
  Senior Vice President              1999       187,652        50,000           0          15,754            0         519,240
                                     1998       158,169        89,250      26,250         396,999       89,000               0
Mark D. Fairchild                    2000       177,009        51,328           0               0      100,000          54,165
  Senior Vice President              1999       156,410        50,000           0               0            0         116,961
                                     1998       132,463        37,805           0               0       18,127          31,111
Evelyn H. Miller                     2000       162,692        42,953           0               0       60,000               0
  Senior Vice President, Chief       1999             0             0           0               0            0               0
  Financial Officer and Tresurer     1998             0             0           0               0            0               0
James R. Wimberley                   2000       149,228        48,009           0               0       50,000         222,856
  Senior Vice President              1999       133,229        20,000           0           9,381            0         196,750
                                     1998       117,549        53,125      28,125          15,925       34,000               0



____________
     (1)  Reflects bonus earned for the fiscal year.

     (2) Bonus vested ratably over a period of three years and was not available to the individual until the later of retirement from the Company or attainment of the age of 62. Bonus was paid in 1999 as a consequence of the acquisition of the Company.

     (3) Options to acquire shares of Common Stock. Options granted in 1998 were surrendered in July 1999.

     (4) Includes cash compensation received for: surrender of vested and unexercised stock options by Messrs. Roper, Fairchild, and Wimberley; surrender of unexercised option to purchase Employee Stock Purchase Plan shares by Mr. Fairchild; relocation expense reimbursement by Mr. Staedke; one-time signing bonus by Mr. Staedke; housing allowance by Mr. Fairchild; commissions by Mr. Fairchild; and severance by Mr. Wimberley. Mr. Wimberley was subsequently rehired by the Company.

____________
Option Grants in 2000

  The following table sets forth information related to options granted to the named executive officers during 2000.


                                                                                                      Potential Realizable Value
                                                                                                       at Assumed Annual Rates
                                                                                                            of Stock Price
                                                                                                           Appreciation for
                                                              Individual Grants                             Option Term(1)
                                                                                                     ----------------------------
                                  Options     Percent of Total Options   Exercise or
                                  Granted       Granted to Employees      Base Price    Expiration
       Name                        (#)          In Fiscal Year (%)         ($/Sh)           Date           5%($)         10%($)
       ----                      -------        -------------------      -----------                    ---------      ---------
John D. Staedke                  100,000(2)             5.9                  9.25       July 1, 2010       581,728      1,474,211
John D. Staedke                  300,000(3)            17.8                  9.25       July 1, 2010     1,745,182      4,422,635
Kevin L. Roper                   100,000(3)             5.9                  9.25       July 1, 2010       581,728      1,474,212
Mark D. Fairchild                100,000(3)             5.9                  9.25       July 1, 2010       581,728      1,474,211
Evelyn H. Miller                  60,000(3)             3.6                  9.25       July 1, 2010       349,037        884,527
James R. Wimberley                50,000(3)             2.9                  9.25       July 1, 2010       290,864        737,106

____________
(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Common Stock over the term of the options. These amounts do not take into account provisions of certain options providing for termination of the options following termination of employment, nontransferability, or vesting periods of up to four years. These amounts represent certain assumed rates of appreciation only. Since the Company's Common Stock is not publicly traded, the exercise price has been used for calculating appreciation. Actual gains on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar amount.
(2) Options to acquire shares of Common Stock granted in July 2000 under the BancTec, Inc. 2000 Stock Plan were vested in their entirety on the grant date pursuant to Mr. Staedke's employment agreement.
(3) Options to acquire shares of Common Stock were granted on July 1, 2000, under the BancTec, Inc. 2000 Stock Plan. Fifty percent of the options to acquire shares of Common Stock vest ratably over four years beginning January 1, 2001 and continuing annually thereafter. The remaining fifty percent of the options to acquire shares of Common Stock vest according to the Company's performance.

__________

Aggregated Option Exercises in 2000 and Fiscal Year-End Option Values

   The following table sets forth information related to the number of options exercised in 2000 and the value realized by the named executive officers. Further, the table provides information related to the number and value of options held by the named executive officers at the end of 2000.

                                                                                                   Value of Unexercised
                                                            Number of Unexercised Options          In-the-Money Options
                                  Shares                          at Fiscal Year-End              at Fiscal Year-End(1)
                                Acquired        Value      --------------------------------  --------------------------------
            Name              on Exercise(#)  Realized($)  Exercisable(#)  Unexercisable(#)  Exercisable($)  Unexercisable($)
----------------------------  --------------  -----------  --------------  ----------------  --------------  ----------------
John D. Staedke                       0            0            130,000           270,000           -                 -
Kevin L. Roper                        0            0             10,000            90,000           -                 -
Mark D. Fairchild                     0            0             10,000            90,000           -                 -
Evelyn H. Miller                      0            0              6,000            54,000           -                 -
James R. Wimberley                    0            0              5,000            45,000           -                 -

____________
(1)  The Company's Common Stock is not publicly traded.


Compensation of Directors

    Except for the Chairman of the board of directors, directors of the Company are not compensated for their services.

Employment Agreements

   The Company entered into a five-year employment agreement with John D. Staedke beginning December 8, 1999 which provides for the payment of a base salary and annual bonus. The agreement also provides for severance in the case of termination for reasons other than cause; $900,000 if termination occurs before Mr. Staedke's first anniversary with the Company, $600,000 if termination occurs between Mr. Staedke's first and second anniversary, and 150% of base salary if termination occurs between Mr. Staedke's second anniversary and the end of the five-year term of the agreement. As stated in Item 10, effective May 7, 2001, Mr. Staedke ceased to be President and Chief Executive Officer, but continued his employment as Chairman of the Board of Directors of the Company.

    The Company also entered into employment agreements (the "Agreements") with Kevin L. Roper, and Scott J. Wilson. Each of the Agreements provides for the payment of base salary amounts and the participation in any employee benefit or bonus plan or arrangement made available by the Company on a basis consistent with the terms, conditions, and overall administration of such plan or arrangement. The Agreements expire on October 23, 2003. On July 22, 1999, a Triggering Event, as defined in the Agreements, occurred. Mr. Roper has submitted his resignation pursuant to the terms of the Agreement and is expected to terminate his employment during the summer of 2001.

    Upon the death of an executive during the term of the executive's Agreement, the Company is obligated to pay the executive's base salary for a period of months (not to exceed twelve months) determined by multiplying two times the number of complete twelve-month periods of employment of the executive with the Company. If the Company terminates the executive's employment for any reason other than for cause (and at a time when the executive is not eligible to receive benefits under the Company's long term disability plan) or the executive terminates his employment upon 30 days' notice for specified types of changes in duties or compensation or due to the Company's breach of material obligations without cure, then the Company will pay the executive severance payments over a period of twelve months equal to the sum of the executive's annualized base salary and the amount of the executive's targeted bonus for the fiscal year in which the termination occurs.

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

     Executive officers of the Company are covered by the Company's Special Severance Plan for Corporate Officers which provides for severance in the case of termination for reasons other than cause. The severance amount ranges from six to twelve months of base salary, plus a prorated annual bonus.


Compensation Committee and Option Committee Interlocks and Insider Participation

   The Company did not have a Compensation Committee prior to December 4, 2000. From December 4, 2000 through December 31, 2000, the Compensation Committee was composed of Robert A. Minicucci and Anthony J. de Nicola. From July 1, 2000 through December 3, 2000, the Option Committee was composed of Robert A. Minicucci, Anthony J. de Nicola, and Murray Holland and from December 4, 2000 through December 31, 2000, the Option Committee was composed of Robert A. Minicucci and Anthony J. de Nicola. No member of the Compensation Committee or the Option Committee was an officer of the Company. No member of the Compensation Committee or the Option Committee was formerly an officer of the Company.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information as of April 30, 2001 regarding the ownership of Common Stock, Class A Common Stock, and Preferred Stock of: (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the named class of Stock;
(ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group. Percentage of ownership is based on 19,575,784 shares of Common Stock outstanding as of April 30, 2001, which shares are comprised of 17,003,838 shares of Common Stock, 1,181,946 shares of Class A Common Stock, 750,000 shares of Common Stock (Series A Preferred warrants), and 640,000 shares of Common Stock (Series B Preferred conversion rights); 100,000 shares of Series A Preferred Stock ("Preferred A") outstanding as of April 30, 2001; and
35,520 shares of Series B Preferred Stock ("Preferred B") outstanding as of April 30, 2001. Included in the "Number of Shares Beneficially Owned" are shares attributable to stock options, stock warrants, and conversion rights that are exercisable as of, or will be exercisable within 60 days after, April 30, 2001.

                                                                              Number
                                                                             of Shares            Percent of
                                                                            Beneficially          Outstanding
                                                     Class of               Owned(2)(3)           Class of Stock
Name of Beneficial Owner (1)                        Shares Held             ----------            --------------
---------------------------
Welsh, Carson, Anderson & Stowe VIII, L.P.(4)   Common                          15,096,877                    77.1%
320 Park Avenue, Suite 2500                     Preferred A                         94,880                    94.9%
New York, NY 10022                              Preferred B                         33,700                    94.9%

WCAS Capital Partners III, L.P.                 Common                           2,508,108                    12.8%
320 Park Avenue, Suite 2500
New York, NY 10022

Convergent Equity Partners, L.P.(5)             Common                           1,181,946                     6.0%
100 Crescent Court, Suite 230
Dallas, TX 75201

WCAS Information Partners, L.P.(6)              Common                              57,502                      *
320 Park Avenue, Suite 2500                     Preferred A                            373                      *
New York, NY 10022                              Preferred B                            133                      *

Robert A. Minicucci(7)                          Common                          17,662,485                    90.2%
320 Park Avenue, Suite 2500                     Preferred A                         95,253                    95.3%
New York, NY 10022                              Preferred B                         33,833                    95.3%

Anthony J. de Nicola(8)                         Common                          17,619,352                    90.0%
320 Park Avenue, Suite 2500                     Preferred A                         94,973                    95.0%
New York, NY 10022                              Preferred B                         33,733                    95.0%



Murray Holland(9)                               Common                           1,181,946                     6.0%
100 Crescent Court, Suite 230
Dallas, TX 75201

Sanjay Swani(10)                                Common                          15,096,877                    77.1%
320 Park Avenue, Suite 2500                     Preferred A                         94,880                    94.9%
New York, NY 10022                              Preferred B                         33,700                    94.9%

John D. Staedke(11)                             Common                             167,500                      *

Kevin L. Roper(11)                              Common                              22,500                      *

Mark D. Fairchild(11)                           Common                              22,500                      *

Evelyn H. Miller(11)                            Common                              13,500                      *

James R. Wimberley(11)                          Common                              11,250                      *

All executive officers and directors as a       Common                          19,096,505                    97.5%
group (13 persons)                              Preferred A                         95,346                    95.3%
                                                Preferred B                         33,866                    95.3%

____________
*  Less than one percent.
(1) Except as otherwise indicated, each stockholder has sole investment and sole voting power with respect to the shares of Stock shown.
(2) Each share of Series A Preferred Stock includes a warrant to purchase 7.5 shares of Common Stock.
(3) Each share of Series B Preferred Stock includes the right to convert into Common Stock. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments.
(4) Common Stock includes 13,754,070 Common Stock, 735,600 shares Common Stock (Series A Preferred warrant), and 33,700 shares Common Stock (Series B Preferred conversion rights).
(5) Convergent Equity Partners, L.P. holds shares of Class A Common Stock. All others hold shares of Common Stock.
(6) Common Stock includes 54,056 Common Stock, 1,050 shares Common Stock (Series A Preferred warrant), and 2,396 shares Common Stock (Series B Preferred conversion rights).
(7) Includes 15,096,877 shares of Common Stock, 94,880 shares of Preferred A, and 33,700 shares of Preferred B held by Welsh, Carson, Anderson & Stowe VIII, L.P. and 2,508,108 shares of Common Stock held by WCAS Capital Partners III, L.P. Mr. Minicucci is a general partner of each of Welsh, Carson, Anderson & Stowe VIII, L.P. and WCAS Capital Partners III, L.P.
     Mr. Minicucci disclaims beneficial ownership of such shares.
(8) Includes 15,096,877 shares of Common Stock, 94,880 shares of Preferred A, and 33,700 shares of Preferred B held by Welsh, Carson, Anderson & Stowe VIII, L.P. and 2,508,108 shares of Common Stock held by WCAS Capital Partners III, L.P. Mr. de Nicola is a general partner of each of Welsh, Carson, Anderson & Stowe VIII, L.P. and WCAS Capital Partners III, L.P.
     Mr. de Nicola disclaims beneficial ownership of such shares.
(9) Includes 1,181,946 shares of Class A Common Stock held by Convergent Equity Partners, L.P. Mr. Holland is a principal of Convergent Equity Partners, L.P. Mr. Holland disclaims beneficial ownership of such shares.
(10) Includes 15,096,877 shares of Common Stock, 94,880 shares of Preferred A, and 33,700 shares of Preferred B held by Welsh, Carson, Anderson & Stowe VIII, L.P. Mr. Swani is a principal of Welsh, Carson, Anderson & Stowe VIII, L.P. Mr. Swani disclaims beneficial ownership of such shares.
(11) Shares that may be acquired pursuant to stock options held by the executive officer.

ITEM 13.   Certain Relationships and Related Transactions

   None.

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1) and (2) Financial Statements: See Index to Financial Statements and
            Schedules.
(b)   Reports on Form 8-K:  None

(c)   Exhibits:

        3.1  -- Certificate of Incorporation, incorporated by reference to
                Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
        3.2 -- Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
        3.3 -- By-Laws, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
        4.1 -- Certificate of Designations, Preferences and Rights of Series A Preferred Stock, incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
        4.2 -- Securities Purchase Agreement dated as of September 22, 2000, incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
        4.3 -- Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock.(*)
        4.4  -- Securities Purchase Agreement dated as of February 27, 2001.(*)
        4.5 -- Indenture dated May 22, 1998 by and between the Company and The First National Bank of Chicago, incorporated by reference to
                Exhibit 4.2 to the Company's Registration Statement on Form S-4 dated August 28, 1998.
        4.6 -- Exchange and Registration Rights Agreement dated May 22, 1998 by and among the Company, Chase Securities, Inc., Goldman, Sachs & Co. and NationsBanc Montgomery Securities LLC, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 dated August 28, 1998.
       10.1 -- Loan Documents dated July 22, 1999, among the Company, Chase Bank of Texas, as Agent, and Welsh, Carson, Anderson & Stowe, as amended, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
       10.2 -- First Amendment and Waiver dated January 21, 2000 to Loan Documents, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
       10.3 -- Second Amendment and Waiver dated May 15, 2000 to Loan Documents, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
       10.4 -- Third Amendment and Waiver dated September 15, 2000 to Loan Documents, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
       10.5  -- Stock Subscription Warrant, incorporated by reference to Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
       10.6  -- BancTec, Inc. 2000 Stock Plan, incorporated by reference to
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.


                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       10.7 -- Special Severance Plan for Corporate Officers effective October 1, 2000.(*)
       10.8 -- Employment Agreement with John D. Staedke dated November 18, 1999.(*)
       10.9  -- Amendment to Employment Agreement with John D. Staedke. (*)
       10.10 -- Employment Agreement with Kevin L. Roper dated October 23, 1998, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       10.11 -- Employment Agreement with Scott J. Wilson dated October 23, 1998, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
       10.12 -- Form of Indemnification Agreement between the Company and each of its executive officers, incorporated by reference to Exhibit
                10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
       21.1 -- Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

------------
*    Filed herewith.

================================================================================
                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BancTec, Inc.


                                 By  /s/ Craig D. Crisman
                                     -----------------------------------------
                                         Craig D. Crisman
                                         President and Chief Executive Officer

 Dated: May 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              Signature                                    Title                            Date
              ---------                                    -----                            ----
    /s/  Craig D. Crisman                         President and Chief Executive          May 30, 2001
------------------------------------------------  Officer (Principal Executive
     Craig D. Crisman                             Officer); and Director


    /s/  Brian R. Stone                           Senior Vice President, Chief           May 30, 2001
------------------------------------------------  Financial Officer, and Treasurer
     Brian R. Stone                               (Principal Accounting Officer);
                                                  and Director


    /s/  John D. Staedke                          Chairman of the Board and              May 30, 2001
------------------------------------------------  Director
     John D. Staedke

    /s/  Anthony J. de Nicola                     Director                               May 30, 2001
------------------------------------------------
     Anthony J. de Nicola

    /s/  Murray Holland                           Director                               May 30, 2001
------------------------------------------------
     Murray Holland

    /s/  Robert A. Minicucci                      Director                               May 30, 2001
------------------------------------------------
     Robert A. Minicucci

    /s/  Sanjay Swani                             Director                               May 30, 2001
------------------------------------------------
     Sanjay Swani


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of BancTec, Inc:

We have audited the consolidated financial statements of BancTec, Inc. as of and for the year ended December 31, 2000, and have issued our report thereon dated May 15, 2001; (except with respect to the matters discussed in Notes F and P, as to which the date is May 31, 2001) such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of BancTec, Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
May 15, 2001

To the Board of Directors and Stockholders of BancTec, Inc:


  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BancTec, Inc. (the "Company") as of December 31, 1999 and for the two years in the period ended December 31, 1999 included in this Form 1O-K, and have issued our report thereon dated February 16,2000. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data for the two years ended December 31, 1999, required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                         ARTHUR ANDERSEN LLP

Dallas, Texas
February 16, 2000

                                                                     SCHEDULE II



                                 BANCTEC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2000, 1999 and 1998

         Column A                       Column B        Column C           Column D             Column E
-----------------------             -------------     -------------  -------------------     --------------
                                                        Additions
                                      Balance at       charged to                               Balance at
                                      beginning         costs and                                 end of
                                      of period         expenses     Deductions (a)(b)(c)         period
                                      ---------         --------     -------------------          ------

  Allowance for Doubtful Accounts
----------------------------------
Year ended December 31, 2000          $  12,790       $      2,631      $      (7,147)           $    8,274
Year ended December 31, 1999              9,333             10,914             (7,457)               12,790
Year ended December 31, 1998              5,642              4,240               (549)                9,333

  Reorganization Accrual
----------------------------------
Year ended December 31, 2000                215                 -                (100)                  115
Year ended December 31, 1999              3,879                 -              (3,664)                  215
Year ended December 31, 1998                 -               4,401               (522)                3,879

  Accrued Recapitalization Charges and Costs
--------------------------------------------
Year ended December 31, 2000                 -                 309               (309)                   -
Year ended December 31, 1999                332                 -                (332)                   -
Year ended December 31, 1998              2,902                 -              (2,570)                  332


_________________
(a)  Write-off of uncollectible accounts.
(b)  Severance and related payments.
(c)  Payment of recapitalization charges.