Form 10-Q
period 2001-03-31
BANCTEC INC
filed 2001-06-18
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-9859

                                 BANCTEC, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                   75-1559633
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     2701 E. Grauwyler Road, Irving, Texas                   75061
     (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (972) 579-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No X
                                                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
Title of Each Class                                      May 15, 2001

Common Stock, $0.01 par value                             17,003,838
Class A Common Stock, $0.01 par value                      1,181,946

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                            ASSETS

                                                                                                  March 31,         December 31,
                                                                                                    2001                2000
                                                                                                ------------        ------------
                                                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $464
     at March 31, 2001 and December 31, 2000                                                    $      32,324       $     23,841
  Accounts receivable, less allowance for doubtful accounts of
     $8,064 at March 31, 2001 and $8,274 at December 31, 2000                                         107,097            106,201
  Inventories, net                                                                                     81,275             83,824
  Other                                                                                                14,046             12,446
                                                                                                -------------       ------------
               Total Current Assets                                                                   235,742            226,312

PROPERTY, PLANT AND EQUIPMENT, net                                                                     95,144            101,485
GOODWILL, less accumulated amortization of
     $31,444 at March 31, 2001 and  $30,953 at December 31, 2000                                       50,679             51,596
OTHER ASSETS                                                                                           27,990             20,359
                                                                                                -------------       ------------
TOTAL ASSETS                                                                                    $     408,555       $    399,752
                                                                                                =============       ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Trade accounts payable                                                                        $      26,551       $     29,347
  Other accrued expenses and liabilities                                                               65,277             71,392
  Deferred revenue                                                                                     45,360             35,930
  Income taxes                                                                                          3,752              4,925
                                                                                                -------------       ------------
               Total Current Liabilities                                                              140,940            141,594

LONG-TERM DEBT                                                                                        399,336            388,112
OTHER LIABILITIES                                                                                      34,376             25,750

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK                                                                   12,002             11,638

STOCKHOLDERS' DEFICIT:
  Preferred stock - authorized, 1,000,000 shares and no shares of $0.01 par value at March 31, 2001 and December 31, 2000
     Series B preferred stock - issued and oustanding, 35,520 and no shares
     at March 31, 2001 and December 31, 2000                                                                -                  -
  Common stock - authorized, 32,000,000 shares
     of $0.01 par value at March 31, 2001 and December 31, 2000
     Common stock - issued and outstanding 17,003,838 at March 31,
     2001 and December 31, 2000                                                                           170                170
     Class A common stock - issued and outstanding 1,181,946 at March 31,
     2001 and December 31, 2000                                                                            12                 12
  Subscription stock warrants                                                                           3,726              3,726
  Additional paid-in capital                                                                          142,113            137,149
  Accumulated deficit                                                                                (313,649)          (300,146)
  Foreign currency translation adjustments                                                            (10,471)            (8,253)
                                                                                                -------------       ------------
               Total Stockholders' Deficit                                                           (178,099)          (167,342)
                                                                                                -------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                     $     408,555       $    399,752
                                                                                                =============       ============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                2001                  2000
                                                           ------------          -------------
REVENUES                                                   $   123,615           $   128,100
COST OF SALES                                                  102,194               108,782
                                                           -----------           -----------

GROSS PROFIT                                                    21,421                19,318

OPERATING EXPENSES:
   Product development                                           4,492                 4,030
   Selling, general & administrative                            20,136                23,375
   Goodwill amortization                                           802                   778
                                                           -----------           -----------
                                                                25,430                28,183
                                                           -----------           -----------
LOSS FROM OPERATIONS                                            (4,009)               (8,865)

OTHER INCOME (EXPENSE):
   Interest income                                                 348                    73
   Interest expense                                             (9,410)               (8,705)
   Sundry-net                                                      620                    44
                                                           -----------           -----------
                                                                (8,442)               (8,588)
                                                           -----------           -----------
LOSS BEFORE INCOME TAXES                                       (12,451)              (17,453)

INCOME TAX PROVISION (BENEFIT)                                   1,052                (5,759)
                                                           -----------           -----------

NET LOSS                                                   $   (13,503)          $   (11,694)

PREFERRED STOCK DIVIDENDS
   AND ACCRETION OF DISCOUNT                                      (364)                    -
                                                           -----------           -----------

NET LOSS APPLICABLE
   TO COMMON STOCK                                         $   (13,867)          $   (11,694)
                                                           ===========           ===========


                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                    March 31,           March 31,
                                                                                       2001                2000
                                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $     (13,503)      $    (11,694)
   Adjustments to reconcile net loss to cash flows provided by
     (used in) operating activities:
         Depreciation and amortization                                                    9,329             10,556
         Interest paid in-kind                                                            4,542                  -
         Loss on disposition of property, plant and equipment                               185              2,861
         Other non-cash items                                                                76                185
         Increase in accounts receivable                                                   (896)            (1,760)
         (Increase) decrease in inventories                                               2,113             (5,492)
         Increase in other assets                                                        (8,049)            (5,246)
         Decrease in trade accounts payable                                              (2,796)            (5,514)
         Increase (decrease) in deferred revenue                                         (2,511)             8,035
         Increase (decrease) in other accrued expenses
            and liabilities                                                              13,279            (11,139)
                                                                                  -------------       ------------
               CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                      1,769            (19,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                            (2,843)            (8,678)
                                                                                  -------------       ------------
               CASH FLOWS USED IN INVESTING ACTIVITIES                                   (2,843)            (8,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current maturities of long-term debt                                       (2,500)              (205)
   Proceeds on short-term borrowings, net                                                 8,141             11,500
   Issuance of preferred stock                                                            5,328                  -
                                                                                  -------------       ------------
               CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                               10,969             11,295

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (1,412)              (834)
                                                                                  -------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      8,483            (17,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           23,841             20,292
                                                                                  -------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $      32,324       $      2,867
                                                                                  =============       ============
SUPPLEMENTAL DISCLOSURE INFORMATION:
     Cash paid during the period for:
     Interest                                                                     $       1,480       $      5,515
                                                                                  =============       ============
     Income taxes                                                                 $       2,667       $      6,529
                                                                                  =============       ============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   DEFERRAL OF SPONSOR NOTES QUARTERLY INTEREST PAYMENT                           $       5,724       $          -
                                                                                  =============       ============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

The accompanying unaudited consolidated balance sheet at March 31, 2001, and the consolidated statements of operations and cash flows for the interim periods ended March 31, 2001 and 2000, should be read in conjunction with BancTec, Inc. and subsidiaries ("BancTec" or the "Company") consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   INVENTORIES

     Inventories consisted of the following:

                                          March 31,      December 31,
                                            2001             2000
                                         ---------------------------
                                                   (In thousands)

Raw materials                            $   26,156       $   23,759
Work-in-progress                             32,881           34,507
Finished goods                               44,940           52,233
                                         ----------       ----------
                                            103,977          110,499
Reserves                                    (22,702)         (26,675)
                                         ----------       ----------
Net inventory                            $   81,275       $   83,824
                                         ==========       ==========


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                               March 31,       December 31,
                                                 2001             2000
                                             -----------       -----------
                                                     (In thousands)
Land                                         $     2,860       $     2,860
Field support spare parts                         96,355            96,473
Systems and software                              65,233            64,686
Machinery and equipment                           54,765            55,574
Furniture, fixtures and other                     26,776            26,978
Building                                          29,601            29,591
                                             -----------       -----------
                                                 275,590           276,162
Accumulated depreciation                        (180,446)         (174,677)
                                             -----------       -----------
Net property, plant, and equipment           $    95,144       $   101,485
                                             ===========       ===========

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

4.   OTHER ACCRUED EXPENSES AND LIABILITIES

     Other accrued expenses and liabilities consisted of the following:

                                                 March 31,     December 31,
                                                   2001           2000
                                                -----------    -----------
                                                       (In thousands)

Salaries, wages and other compensation          $    13,900    $    18,976
Accrued taxes, other than income taxes                2,477          7,795
Advances from customers                              17,225         16,800
Accrued interest payable                              4,086          1,128
Accrued invoices and costs                            5,688          5,812
Other                                                21,901         20,881
                                                -----------    -----------
                                                $    65,277    $    71,392
                                                ===========    ===========

5.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                    March 31,    December 31,
                                                       2001          2000
                                                   ----------    -----------
                                                        (In thousands)

        7.5% Senior Notes, due 2008                $ 150,000      $ 150,000

        Tranche A Term Loan, due 2004,
        LIBOR plus 3.25% or prime plus 2.25%          42,500         45,000

        Revolving Credit Facility, LIBOR plus
        3.25% or prime plus 2.25%                     25,000         17,000

        Sponsor Notes, subordinated,
        unsecured, due 2009                          181,836        176,112
                                                   ---------     ----------
                                                   $ 399,336     $  388,112
                                                   =========     ==========

On March 30, 2001, the Company filed a Form 12b-25 with the Securities and Exchange Commission advising of its inability to file timely its Annual Report on Form 10-K, due primarily to the fact that certain factual evidence was needed to make a proper accounting determination with respect to certain non-cash transactions. The Company had received waivers from its Lenders with respect to the Company's obligation to deliver audited consolidated financial statements. Pursuant to the waivers, the Lenders waived, through May 31, 2001, any covenant violation or event of default related to the delay in the delivery of the audited consolidated financial statements. The Company believes, as of March 31, 2001, it was in violation of certain financial covenants of its bank debt facilities. The Company resolved this non-compliance by refinancing this debt on May 31, 2001 as further described below.

NEW CREDIT FACILITY
-------------------

On May 31, 2001, the Company replaced its existing bank debt facilities provided by a syndicate of lenders led by The Chase Manhattan Bank with a $100.0 million revolving credit facility (the "New Facility") provided by Heller Financial, Inc. ("Heller"), which will mature on May 30, 2006. Within 90 days after the closing, Heller intends to syndicate the New Facility to a group of lenders for which Heller will act as agent.


The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company's existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. At May 31, 2001, the available borrowing base was approximately $80.0 million.

The interest rate on loans under the New Facility will be equal to, at the Company's option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR. Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company's available borrowing capacity. During the syndication of the New Facility, the interest rate will be 1.25% over prime. A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company's cash flow (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.

The New Facility contains various representations, warranties and covenants, including financial covenants related to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. The Company believes this facility, along with cash from operations, will be sufficient to cover the next 12 months' cash requirements.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes
-------------
for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company's ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. The Company was in compliance with all covenants as of December 31, 2000. As of May 15, 2001, the Company was not in compliance with the Senior Notes' reporting requirements for the three months ended March 31, 2001. The Company is currently in a cure period for the delivery of the financial statements for the three months ended March 31, 2001 and will remedy this non-compliance with the filing of this Form 10-Q. The estimated fair value of the Senior Notes as of March 31, 2001 is approximately $106.0 million based on a yield of 14.0%.

Term Loan. In the fourth  quarter of 1999, the Company used $30.0 million of the
---------
proceeds from the sale of its community banking business to pay down the Term Loan to $45.0 million. As permitted under the terms of the agreements, BancTec exercised its option to defer quarterly principal payments until March 30, 2001; thus a portion of the $30.0 million pay down in 1999 was used to cover the third and fourth quarter payments originally scheduled for payment in 2000. The Company paid the $2.5 million quarterly payment in full on its March 2001 due date. The Term Loan, due June 2004, was payable in fourteen consecutive quarterly installments. Effective with the execution of the first amendment to the credit agreements, interest rates increased at the beginning of 2000. Interest under these agreements, at the Company's option, was LIBOR plus 3.25%, or prime plus 2.25% (8.33% at March 31, 2001). Collateral for these credit facilities included all tangible and intangible assets of the Company, subject to certain limitations contained in the Senior Notes agreements. The Term Loan was paid off with proceeds from the New Facility.

Revolver.  At March 31, 2001, the Company had a $50.0 million Revolver under
--------
which maximum borrowings allowed, including letters of credit, was $43.6 million. There were no outstanding letters of credit at March 31, 2001. The Company had outstanding borrowings under the Revolver at March 31, 2001 of $25.0 million. Interest under the Revolver, at the Company's option, was LIBOR plus 3.25%, or prime plus 2.25% (weighted average interest rate of 8.91% at March 31, 2001). Available credit under the Revolver at quarter-end was $17.0 million. A commitment fee of 0.5% on the unused portion of the Revolver was payable quarterly. The Revolver was paid off with proceeds from the New Facility.

Subordinated Unsecured Sponsor Notes. The Company's $160.0 million in Sponsor
-------------------------------------
Notes are issued in U.S. dollars, with interest due and payable quarterly. The payments began September 30, 1999. As provided under the agreement, the Sponsor Notes' holder, Welsh, Carson, Anderson and Stowe ("WCAS"), elected to defer the March 2001 quarterly interest payment of $4.0 million, bearing interest at 10.0%. The deferred interest payment was added to the Sponsor Notes as additional principal. A financing fee of 30.0% of the deferred interest payment was also added to the Sponsor Notes as principal. At March 31, 2001, the Company had $16.7 million outstanding in deferred interest notes and had incurred financing fees of $5.1 million. The estimated fair value of the Sponsor Notes is approximately $139.0 million based on a discount rate of 15.0% as of March 31, 2001.

                                 BANCTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


The Company had no outstanding borrowings on foreign credit agreements as of March 31, 2001.

6.   COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

                                                 Three Months Ended March 31,
                                                    2001            2000
                                                 -----------     ----------
                                                       (In thousands)

Net loss                                         $   (13,503)    $  (11,694)
Foreign currency translation adjustments              (2,218)        (1,041)
                                                 -----------     ----------
 Total comprehensive loss                        $   (15,721)    $  (12,735)
                                                 ===========     ==========

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

7.   BUSINESS SEGMENT DATA

The Company recently realigned its reporting structure and began reporting under the new alignment in the first quarter of 2001. Under this new structure, North American Systems has been renamed U.S. Solutions ("USS"), and excludes Canadian operations and Plexus products. The newly formed Advanced Enterprise Solutions division ("AES") develops and sells the Company's OpenARCHIVE(TM) and other archive solutions. In the table below, AES and Plexus products are grouped in the column titled "Other". International Solutions ("INTL") reporting now includes the Canadian operations. Canadian operations are not material to USS or to INTL operations. Under the new structure, the composition of Computer and Network Services remains unchanged. The March 31, 2000 information has been reclassified to reflect the new alignment.

                                     U.S.       Computer & Net-   International                   Corp/Other
                                  Solutions      work Services      Solutions         Other      Eliminations       Total
                                --------------  ---------------- ---------------  ------------- ---------------  -------------
 For the three months ended
    March 31, 2001

 Revenue from
    external customers            $    41,703    $     37,898      $     40,323    $    3,691    $         -     $     123,615
 Intersegment
      revenues                          7,069               -               861           684         (8,614)                -
 Segment gross
      profit (loss)                     6,397           4,814             8,666         1,876           (332)           21,421
 Segment operating
      income (loss)                    (1,685)            974              (139)       (1,200)        (1,959)           (4,009)
 Segment identifiable
      assets                          176,841          58,825           109,925         5,229         57,735           408,555
 Capital appropriations                   843             378             1,125           (10)           507             2,843


 For the three months ended
    March 31, 2000

 Revenue from
    external customers            $    49,558    $     32,348      $     43,349    $    2,845    $         -     $     128,100
 Intersegment
      revenues                         10,713               -               239         1,240        (12,192)                -
 Segment gross
      profit (loss)                     9,641           1,791             8,569          (531)          (152)           19,318
 Segment operating
      loss                               (762)         (1,163)             (151)       (3,056)        (3,733)           (8,865)
 Segment identifiable
      assets                          196,929          61,862           112,494         8,023         83,154            462,462
 Capital appropriations                 4,024           2,795             1,531             3            325              8,678

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

8.   SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of $0.01 par value Series B Preferred Stock ("Series B Preferred") to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then "Stated Value". The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company's Board of Directors. The aggregate liquidation preference/redemption value is $5.3 million, plus accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company or a division or subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments. The Company is required keep available approximately 640,000 shares of common stock as would be issuable upon conversion of all outstanding shares of Series B Preferred.

9.   DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in fair value derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to reported in earnings. SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. The Company's existing derivative contracts do not meet the hedge accounting criteria in SFAS 133, which the Company adopted on January 1, 2001. Therefore, the Company recorded an equal asset and liability of $10.2 million at that time. The Company recognized an immaterial transition adjustment at adoption.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

Overview

The Company believes several factors continued to create a challenging and more competitive sales and cost containment environment during the three months ended March 31, 2001. These factors include: reduced corporate customer technology spending; ongoing competitive pressures; a planned change in revenue mix within the Company's U.S. Solutions ("USS") and International Solutions ("INTL") segments; and a highly leveraged financial position.

Expected economic and business conditions for 2001 indicate a cautious outlook regarding the Company's near-term revenue and earnings growth prospects. While the Company's near-term outlook remains cautious, the Company believes certain factors indicate a potential positive outlook for 2002 and beyond. These factors include a concentrated emphasis on existing offerings with additional investments in sales and marketing. Product development efforts are focused on Electronic Data Management ("EDM") solutions, Advanced Enterprise Solutions' ("AES") OpenARCHIVE(TM) and other archive solutions, and hardware enhancements. By incorporating more third party products into the Company's solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions. The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. There are many factors that affect the Company's business and the results of its operations. Please see "Factors Affecting the Company's Business and Prospects" elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

Results of Operations

Comparison of Three Months Ended March 31, 2001 and Three Months Ended March 31,
--------------------------------------------------------------------------------
2000
----

Consolidated revenue of $123.6 million for the three months ended March 31, 2001 decreased by $4.5 million or 3.5% compared to the three months ended March 31, 2000. The decline occurred primarily in USS of $7.9 million and INTL of $3.0 million, offset partly by an increase in Computer and Network Services ("CNS")of $5.6 million. The USS decrease primarily resulted from continued downward pressure on its traditional businesses.

                                 BANTEC, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The INTL decrease occurred primarily in the Company's European traditional businesses, offset significantly by increases in EDM solution sales in the Company's subsidiary in Japan. Factors contributing to the overall decline in revenues include lower corporate customer spending for large systems solutions as a result of the weakening economy, mergers, on-going competitive pressures, and a general decline in international currencies, especially the euro. The increased revenue from the CNS operations is primarily attributable to the on-going expansion of CNS' capabilities to offer multi-vendor services for desktop and network products during 2001. The remainder of the CNS increase is primarily due to on-going OEM partner relationships and to strategic alliances comprised of its outsource and system integration partners.

Consolidated gross profit of $21.4 million increased by $2.1 million or 10.9% from the three months ended March 31, 2000. Gross profit increased $3.0 million for CNS and $2.4 million for the segment that includes AES and Plexus ("Other"). Gross profit from INTL increased $0.1 million while USS declined $3.2 million for the same period. The USS gross profit decline occurred principally in its integrated business solutions and manufacturing businesses and was due primarily to lower revenues. The Company is currently in a period of transitioning its product lines, which has had the impact of decreased sales of established higher margin traditional products. Some of these products are being replaced with newly-developed and initially lower margin products. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements. Incorporating more third party products into the Company's solutions rather than developing the products will enable the concentration of efforts and expenditures on the targeted items.

Operating expenses of $25.4 million decreased $2.8 million compared to the three months ended March 31, 2000. Operating expenses, by component, changed as follows: Product Development expenses increased by $0.5 million or 11.5% primarily due to concentration on developing new applications for the Company's product lines and expanding existing products. Selling, general, and administrative expenses decreased by $3.2 million or 13.9% due primarily to on-going efforts to realign the cost structure as a result of lower revenues. Goodwill amortization remained relatively flat for the comparative quarters.

Interest expense increased to $9.4 million during the three months ended March 31, 2001 from $8.7 million during the three months ended March 31, 2000. The increase was due mainly to a $21.8 million increase in debt related to subordinated unsecured notes ("Sponsor Notes") and to increased short-term borrowings. See additional discussion in the Liquidity and Capital Resources section of this document.

Sundry income of $0.6 million increased $0.6 million during the three months ended March 31, 2001 primarily due to the recognition of unrealized gains related to its derivative contracts.

A pre-tax loss of $12.5 million for the three months ended March 31, 2001 resulted in an income tax provision of $1.1 million as compared to a corresponding prior year income tax benefit of $5.8 million on a pre-tax loss of $17.5 million. The current income tax provision relates to income from the Company's international subsidiaries, combined with an effective 0% rate for its U.S. operations. A valuation allowance was provided to reduce the Company's deferred tax assets to an amount management believes is more likely than not to be realized. The increase had the effect of decreasing the Company's effective tax rate to (8.4%) from 33.0% for the corresponding prior year period.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


  Liquidity and Capital Resources
  -------------------------------

The Company's cash and cash equivalents totaled $32.3 million at March 31, 2001, compared with $23.8 million at December 31, 2000. This increase was due primarily to short-term borrowings of $8.1 million, proceeds of $5.3 million from the issuance of Series B Preferred Stock ("Series B Preferred") to WCAS and cash flows provided by operating activities of $1.8 million, offset by purchases of property, plant and equipment of $2.8 million and a $2.5 million principal payment on the Company's Tranche A Term Loan ("Term Loan").

The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of $150.00 per share, plus accumulated and unpaid dividends. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company or a division or subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares.

The $1.8 million of cash provided by operating activities compares to $19.2 million of cash used in operating activities for the three months ended March 31, 2000. The change was due primarily to increases for the three months ended March 31, 2001 of $2.1 million and $13.2 million, respectively, in inventories and in other accrued expenses and liabilities, as compared to decreases of $5.5 million and $11.1 million, respectively, for the three months ended March 31, 2000. These increases were partially offset by a $2.5 million decrease in deferred revenue for the three months ended March 31, 2001 as compared to an increase of $8.0 million for the three months ended March 31, 2000.

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

At March 31, 2001, the Company had the following debt instruments in place: 1) $150.0 million in 7.5% Senior Notes due 2008, 2) $42.5 million Term Loan due June, 2004 3) $181.8 million Sponsor Notes due 2009 and 4) $50.0 million Revolving Credit Facility ("Revolver"). The Revolver bore interest at the lender's prime commercial rate plus 2.25%, or at the Company's option, LIBOR on Eurocurrency borrowings plus 3.25%, with rates dependent upon the Company's debt to capitalization ratio. Maximum borrowings available under the Revolver, including Letters of Credit, were $43.6 million. The Company had $17.0 million of unused credit available on the Revolver at March 31, 2001. A commitment fee of 0.5% on the unused Revolver was payable quarterly. The Company had no foreign credit agreements outstanding at March 31, 2001.

On March 30, 2001, the Company filed a Form 12b-25 with the Securities and Exchange Commission advising of its inability to file timely its Annual Report on Form 10-K, due primarily to the fact that certain factual evidence was needed to make a proper accounting determination with respect to certain non-cash transactions. The Company received waivers from its Lenders with respect to the Company's obligation to deliver audited consolidated financial statements. Pursuant to the waivers, the Lenders waived, through May 31, 2001, any covenant violation or event of default related to the delay in the delivery of the audited consolidated financial statements. The Company believes, as of March 31, 2001, it was in violation of certain financial covenants of its bank debt facilities. The Company resolved this non-compliance by refinancing this debt on May 31, 2001 as further described below.

New Credit Facility

On May 31, 2001, the Company replaced its existing bank debt facilities provided by a syndicate of lenders led by The Chase Manhattan Bank with a $100.0 million revolving credit facility (the "New Facility") provided by Heller Financial, Inc. ("Heller"), which will mature on May 30, 2006. Within 90 days after the closing, Heller intends to syndicate the New Facility to a group of lenders for which Heller will act as agent.

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company's existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. At May 31, 2001, the available borrowing base was approximately $80.0 million.

The interest rate on loans under the New Facility will be equal to, at the Company's option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR. Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company's available borrowing capacity. During the syndication of the New Facility, the interest rate will be 1.25% over prime. A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company's cash flow (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.

The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. The Company believes this facility along with cash from operations, will be sufficient to cover the next 12 months' cash requirements.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Derivatives

As of March 31, 2001, BancTec had three yen-denominated foreign currency forward contracts entered into in August 2000. These contracts are accounted for as economic, rather than accounting, hedges. As a result, these economic hedges were independently measured at their fair value at March 31, 2001. As of March 31, 2001, the Company had recognized an inception-to-date unrealized gain of approximately $1.7 million on these instruments.

Inflation has not had a material effect on the operating results of the Company.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in fair value derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to reported in earnings. SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. The Company's existing derivative contracts do not meet the hedge accounting criteria in SFAS 133, which the Company adopted on January 1, 2001. Therefore, the Company recorded an equal asset and liability of $10.2 million at that time. The Company recognized an immaterial transition adjustment at adoption.

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

International Activities

The Company's international operations have provided a significant part of the Company's

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

growth during recent fiscal years. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

Fluctuations in Operating Results

The Company's operating results may fluctuate from period to period and will depend on numerous factors, including: customer demand and market acceptance of the Company's products and solutions, new product introductions, product obsolescence, varying product mix, foreign currency exchange rates and other factors. The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company's control. Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

Technological Changes and Product Transitions.

The Company's industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. The Company must incorporate these new technologies into its products and solutions in order to remain competitive. There can be no assurance that the Company will be able to continue to manage technological transitions. A failure on the part of the Company to effectively manage these transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company. In addition, the Company's business depends on technology trends in its customers' businesses. Many of the Company's traditional products depend on the efficient handling of paper-based transactions. To the extent that technological changes impact the future volume of paper transactions, the Company's traditional business may be adversely impacted.

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

As a result of increased leverage and reduced performance over the last few quarters, certain

                                 BANCTEC, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

negative consequences of the Company's indebtedness could occur and the Company's future operating flexibility may be impacted; however, the Company has seen few consequences to date. In addition, the Company may be more vulnerable to an increase in interest rates, a downturn in its operating performance or a decline in general economic conditions.

                                 BANCTEC, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There were no material changes from the information reported in the Company's Form 10-K.

                                    PART II
                                 BANCTEC, INC.

Item 1.  Legal Proceedings

     NONE

Item 2.  Changes in Securities and Use of Proceeds

In February 2001, the Company issued 35,520 shares of $0.01 par value Series B Preferred Stock to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then "Stated Value". The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company's Board of Directors. The aggregate liquidation preference/redemption value is $5.3 million, plus accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company or a division or subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments. The Company is required keep available approximately 640,000 shares of Common Stock as would be issuable upon conversion of all outstanding shares of Series B Preferred Stock. The Preferred Stock issuance was exempt pursuant to the exemption offered by
Section 4(2) of the Securities Act of 1933, as amended.

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

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company's existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. At May 31, 2001, the available borrowing base was approximately $80.0 million.

The interest rate on loans under the New Facility will be equal to, at the Company's option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR. Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company's available borrowing capacity. During the syndication of the New Facility, the interest rate will be 1.25% over prime. A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company's cash flow (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.

The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. The Company believes this facility along with cash from operations will be sufficient to cover the next 12 months' cash requirements.

                                    PART II
                                 BANCTEC, INC.

     Effective May 7, 2001, John D. Staedke was elected Chairman of the Board of Directors of the Company and Craig D. Crisman was elected President and Chief Executive Officer. Mr. Crisman was previously Chief Executive Officer of Applied Magnetics Corporation. Prior to joining Applied Magnetics Corporation, Mr. Crisman was Chief Executive Officer of several companies.

     Effective May 7, 2001, Brian R. Stone was elected Senior Vice President and Chief Financial Officer of the Company. Mr. Stone has previously served as Chief Executive Officer Magnetic Data Technologies and Chief Financial Officer of Applied Magnetics Corporation. Mr. Stone has also provided management consulting services to several U.S. companies.

                                    PART II
                                 BANCTEC, INC.


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

     3.1      Certificate of Incorporation, incorporated by reference to Exhibit
              3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     3.2 Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     3.3 By-Laws, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     4.1 Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     4.2 Securities Purchase Agreement dated as of February 27, 2001, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     b)  Reports on Form 8-K

     On April 30, 2001, the Company filed a Current Report on Form 8-K regarding the receipt of a waiver (the "Waiver") with respect to its obligation to deliver audited consolidated financial statements to its lenders under its Credit Agreement dated July 1999. The parties to the Waiver are BancTec, Inc. (the "Borrower"), several banks and other financial institutions, ABN AMRO Bank, N.V., as Co-Agent, and The Chase Manhattan Bank (formerly, Chase Bank of Texas, N.A.), as administrative agent and syndication agent, (collectively called "the Lenders"). Pursuant to the Waiver, the Lenders waived, through May 15, 2001, any covenant violation or event of default related to the delay in the delivery of the audited consolidated financial statements to the Lenders.

     On May 15, 2001, the Company filed a Current Report on Form 8-K regarding the receipt of a waiver (the "Second Waiver") with respect to its obligation to deliver audited consolidated financial statements to its lenders under its Credit Agreement dated July 1999. The parties to the second Waiver are BancTec, Inc. (the "Borrower"), several banks and other financial institutions, ABN AMRO Bank, N.V., as Co-Agent, and The Chase Manhattan Bank (formerly, Chase Bank of Texas, N.A.), as administrative agent and syndication agent, (collectively called "the Lenders"). Pursuant to the Second Waiver, the Lenders waived, through May 31, 2001, any covenant violation or event of default related to the delay in the delivery of the audited consolidated financial statements to the Lenders.

     On June 4, 2001, the Company filed a Current Report on Form 8-K regarding the replacement of its existing bank debt facilities with a new $100.0 million revolving credit facility provided by Heller Financial, Inc, ("Heller"), which will mature on May 30, 2006.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BANCTEC, INC.


                                                  /s/ Brian R. Stone
                                                  -----------------------------
                                                  Brian R. Stone
                                                  Senior Vice President and
                                                  Chief Financial Officer


Dated: June 18, 2001