Form 10-Q
period 2001-06-30
BANCTEC INC
filed 2001-08-09
CIK 318378

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

                [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     Number of Shares Outstanding at
Title of Each Class                           July 31, 2001

Common Stock, $0.01 par value                  17,003,838
Class A Common Stock, $0.01 par value           1,181,946

                                 BANCTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                   ASSETS

                                                                                             June 30,          December 31,
                                                                                               2001                2000
                                                                                           ------------        ------------
                                                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $1,421
        at June 30, 2001 and $464 at December 31, 2000                                      $ 16,478            $ 23,841
  Accounts receivable, less allowance for doubtful accounts of
        $7,005 at June 30, 2001 and $8,274 at December 31, 2000                               92,884             106,201
  Inventories, net                                                                            76,482              83,824
  Other                                                                                       13,853              12,446
                                                                                           ----------          ----------
               Total Current Assets                                                          199,697             226,312

PROPERTY, PLANT AND EQUIPMENT, net                                                            90,259             101,485
GOODWILL, less accumulated amortization of
        $32,236 at June 30, 2001 and $30,953 at December 31, 2000                             49,929              51,596
OTHER ASSETS                                                                                  28,221              20,359
                                                                                           ----------          ----------
TOTAL ASSETS                                                                               $ 368,106           $ 399,752
                                                                                           ==========          ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Trade accounts payable                                                                  $  24,231           $  29,347
   Other accrued expenses and liabilities                                                     62,956              71,392
   Deferred revenue                                                                           47,202              35,930
   Revolving credit facility                                                                  34,963                   -
   Income taxes                                                                                4,210               4,925
                                                                                           ----------          ----------
               Total Current Liabilities                                                     173,562             141,594

LONG-TERM DEBT                                                                               337,746             388,112
OTHER LIABILITIES                                                                             33,734              25,750

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK                                                          12,367              11,638

STOCKHOLDERS' DEFICIT:
   Cumulative convertible preferred stock - authorized, 1,000,000 shares and zero shares of $0.01 par value at June 30, 2001 and December 31, 2000
        Series B preferred stock - issued and outstanding, 35,520 shares and
        zero shares at June 30, 2001 and December 31, 2000                                         -                   -
   Common stock - authorized, 32,000,000 shares of $0.01 par value at June 30, 2001 and December 31, 2000
        Common stock - issued and outstanding 17,003,838 shares
        at June 30, 2001 and December 31, 2000                                                   170                 170
        Class A common stock - issued and outstanding 1,181,946 shares
        at June 30, 2001 and December 31, 2000                                                    12                  12
   Subscription stock warrants                                                                 3,726               3,726
   Additional paid-in capital                                                                141,747             137,149
   Accumulated deficit                                                                      (324,635)           (300,146)
   Foreign currency translation adjustments                                                  (10,323)             (8,253)
                                                                                           ----------          ----------
               Total Stockholders' Deficit                                                  (189,303)           (167,342)
                                                                                           ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $ 368,106           $ 399,752
                                                                                           ==========          ==========

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                   -----------------------------        -----------------------------

                                                        2001             2000                2001             2000
                                                   ------------     ------------        ------------     ------------
REVENUES                                           $   132,262      $   140,750         $   255,877      $   268,850
COST OF SALES                                          105,841          126,326             208,035          235,108
                                                   ------------     ------------        ------------     ------------

GROSS PROFIT                                            26,421           14,424              47,842           33,742


OPERATING EXPENSES:
   Product development                                   3,698            3,826               8,190            7,856
   Selling, general & administrative                    20,743           22,790              40,879           46,165
   Goodwill amortization                                   806              832               1,608            1,610
                                                   ------------     ------------        ------------     ------------
                                                        25,247           27,448              50,677           55,631
                                                   ------------     ------------        ------------     ------------

INCOME (LOSS) FROM OPERATIONS                            1,174          (13,024)             (2,835)         (21,889)

OTHER INCOME (EXPENSE):
   Interest income                                         363              122                 711              195
   Interest expense                                     (9,682)          (9,157)            (19,092)         (17,862)
   Sundry-net                                              174             (568)                794             (524)
                                                   ------------     ------------        ------------     ------------
                                                        (9,145)          (9,603)            (17,587)         (18,191)
                                                   ------------     ------------        ------------     ------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM         (7,971)         (22,627)            (20,422)         (40,080)

INCOME TAX PROVISION (BENEFIT)                             683           (5,464)              1,735          (11,223)
                                                   ------------     ------------        ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                           (8,654)         (17,163)            (22,157)         (28,857)

LOSS FROM EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAX
   PROVISION OF ($156)                                  (1,996)               -              (1,996)               -
                                                   ------------     ------------        ------------     ------------
NET LOSS                                           $   (10,650)     $   (17,163)        $   (24,153)     $   (28,857)

PREFERRED STOCK DIVIDENDS
   AND ACCRETION OF DISCOUNT                              (701)               -              (1,065)               -
                                                   ------------     ------------        ------------     ------------

NET LOSS APPLICABLE
   TO COMMON STOCK                                 $   (11,351)     $   (17,163)        $   (25,218)     $   (28,857)
                                                   ============     ============        ============     ============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                              June 30,            June 30,
                                                                                2001               2000
                                                                         ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss before extraordinary item                                      $     (22,157)            $     (28,857)
   Adjustments to reconcile loss before extraordinary item
     to cash flows provided by (used in) operating activities:
         Depreciation and amortization                                        18,729                    20,717
         Extraordinary loss on extinguishment of debt, net of tax             (1,996)                        -
         Interest paid in-kind                                                 9,339                     4,000
         Loss on disposition of property, plant and equipment                    537                     3,012
         Other non-cash items                                                    189                       204
         Decrease in accounts receivable                                      13,317                     3,023
         Decrease in inventories                                               6,819                     1,909
         Increase in other assets                                             (4,635)                  (14,921)
         Increase (decrease) in trade accounts payable                        (8,800)                    1,074
         Increase in deferred revenue                                         15,189                     7,070
         Decrease in other accrued expenses
            and liabilities                                                   (1,282)                     (568)
                                                                       --------------            --------------
              CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES           25,249                    (3,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (6,945)                  (13,453)
                                                                       --------------            --------------
              CASH FLOWS USED IN INVESTING ACTIVITIES                         (6,945)                  (13,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of current maturities of long-term debt and
     capital lease obligations                                                (2,500)                     (349)
   Proceeds from long-term borrowings                                          8,000                         -
   Payments on long-term borrowings                                          (67,500)                        -
   Debt issuance costs                                                        (2,458)                        -
   Proceeds from short-term borrowings, net                                   35,037                    31,585
   Other                                                                        (337)                        -
   Issuance of preferred stock                                                 5,328                         -
                                                                       --------------            --------------
              CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES          (24,430)                   31,236

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (1,237)                   (1,812)
                                                                       --------------            --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (7,363)                   12,634

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                23,841                    20,292
                                                                       --------------            --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $      16,478             $      32,926
                                                                       ==============            ==============
SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
     Interest                                                          $       8,565             $      13,009
                                                                       ==============            ==============
     Income taxes                                                      $       2,931             $       6,943
                                                                       ==============            ==============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   DEFERRAL OF SPONSOR NOTES QUARTERLY INTEREST PAYMENTS               $      11,634             $       5,200
                                                                       ==============            ==============

                See notes to consolidated financial statements.

                                 BANCTEC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

The accompanying unaudited consolidated balance sheet at June 30, 2001, and the consolidated statements of operations and cash flows for the interim periods ended June 30, 2001 and 2000, should be read in conjunction with BancTec, Inc. and subsidiaries ("BancTec" or the "Company") consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    INVENTORIES

Inventories consisted of the following:

                                           June 30,     December 31,
                                             2001           2000
                                        ----------------------------
                                                  (In thousands)

   Raw materials                        $   26,792        $   23,759
   Work-in-progress                         29,169            34,507
   Finished goods                           43,416            52,233
                                        ----------        ----------
                                            99,377           110,499
   Reserves                                (22,895)          (26,675)
                                        ----------        ----------
   Inventories, net                     $   76,482        $   83,824
                                        ==========        ==========

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                           June 30,     December 31,
                                             2001           2000
                                          --------------------------
                                                  (In thousands)

   Land                                 $    2,860        $    2,860
   Field support spare parts                89,068            96,473
   Systems and software                     66,173            64,686
   Machinery and equipment                  54,703            55,574
   Furniture, fixtures and other            26,635            26,978
   Building                                 29,613            29,591
                                        ----------        ----------
                                           269,052           276,162
   Accumulated depreciation               (178,793)         (174,677)
                                        ----------        ----------
   Property, Plant and Equipment, net   $   90,259        $  101,485
                                        ==========        ==========

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

4.  OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consisted of the following:

                                                   June 30,     December 31,
                                                     2001           2000
                                                ----------------------------
                                                        (In thousands)

Salaries, wages and other compensation          $   18,865       $    18,976
Accrued taxes, other than income taxes               4,314             7,795
Advances from customers                             11,900            16,800
Accrued interest payable                               839             1,128
Accrued invoices and costs                           5,100             5,812
Other                                               21,938            20,881
                                                ----------       -----------
Other accrued expenses and liabilities          $   62,956       $    71,392
                                                ==========       ===========

5.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following:

                                                   June 30,     December 31,
                                                     2001           2000
                                                ----------------------------
                                                        (In thousands)

7.5% Senior Notes, due 2008                     $  150,000       $   150,000


Sponsor Notes, subordinated, unsecured, due 2009   187,746           176,112

Tranche A Term Loan, due 2004, LIBOR plus 3.25%
or prime plus 2.25%                                      -            45,000


$50.0 million Revolving Credit Facility, LIBOR
plus 3.25% or prime plus 2.25%                           -            17,000
                                                ----------       -----------
                                                $  337,746       $   388,112
                                                ==========       ===========

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


The New Facility is secured by substantially all the assets of the Company, subject to the limitations on

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

liens contained in the Company's existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. The Company had an outstanding balance on letters of credit totaling $0.6 million at June 30, 2001, which resulted in an available borrowing base of approximately $77.4 million, of which $35.0 million was outstanding.

The interest rate on loans under the New Facility is, at the Company's option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR (8.0% at June 30, 2001). Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company's available borrowing capacity. During the syndication of the New Facility, the interest rate is 1.25% over prime. A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company's domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula.

The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. At June 30, 2001, the Company was in compliance with all covenants under the New Facility. The Company believes this facility, along with cash from operations, will be sufficient to cover the next 12 months' cash requirements.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes
-------------
for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company's ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. As of June 30, 2001, the Company is in compliance with all covenants. The estimated fair value of the Senior Notes as of June 30, 2001 is approximately $107.0 million based on a yield of 14.0%.

Term Loan. In the fourth quarter of 1999, the Company used $30.0 million of
----------
the proceeds from the sale of its community banking business to pay down the Term Loan to $45.0 million. As permitted under the terms of the agreements, BancTec exercised its option to defer quarterly principal payments until March 30, 2001; thus a portion of the $30.0 million pay down in 1999 was used to cover the third and fourth quarter payments originally scheduled for payment in 2000. The Company paid the $2.5 million quarterly payment in full on its March 2001 due date. The Term Loan, due June 2004, was payable in fourteen consecutive quarterly installments. Effective with the execution of the first amendment to the credit agreements, interest rates increased at the beginning of 2000. Interest under these agreements, at the Company's option, was LIBOR plus 3.25%, or prime plus 2.25%. Collateral for these credit facilities included all tangible and intangible assets of the Company, subject to certain limitations contained in the Senior Notes agreements. In connection with the pay-off of the Term Loan and Revolver on May 31, 2001, the Company recorded an extraordinary loss of $2.0 million, net of taxes, as a result of the write-off of unamortized deferred financing costs.

Revolver. At May 31, 2001, the Company had a $50.0 million Revolver under
---------
which maximum borrowings allowed, including letters of credit, was $43.6 million. Interest under the Revolver, at the Company's option, was LIBOR plus 3.25%, or prime plus 2.25%. A commitment fee of 0.5% on the unused portion of the Revolver was payable quarterly. On May 31, 2001, the Company paid off the $25.0 million of borrowings outstanding under

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

the Revolver with proceeds from the New Facility.

Subordinated Unsecured Sponsor Notes. The Company's $160.0 million in Sponsor
-------------------------------------
Notes are issued in U.S. dollars, with interest at 10% due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes' holder, Welsh, Carson, Anderson and Stowe ("WCAS"), elected to defer the March 2001 and June 2001 quarterly interest payments of $4.0 million each. Such election requires a financing fee of 30.0% of the interest payment being deferred. The Company accounts for the additional financing fees as a change in the effective interest rate of the debt, which was determined to be 12.4% at June 30, 2001. For the three and six months ended June 30, 2001, the Company had increased the outstanding deferred interest notes by $5.7 million and $11.6 million, respectively. These increases were comprised of the $4.0 million quarterly deferrals, plus financing fees and interest thereon. WCAS may, at its election, defer each quarterly payment under similar terms. The estimated fair value of the Sponsor Notes and deferred interest and fees as of June 30, 2001 is approximately $144.0 million based on a discount rate of 15.0%

The Company had no outstanding borrowings on foreign credit agreements as of June 30, 2001.

6.  COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                    2001             2000             2001            2000
                                                ----------      -----------      -----------      -----------
                                                        (In thousands)                   (In thousands)
Net Loss                                        $  (10,650)     $   (17,163)     $   (24,153)     $   (28,857)
Foreign currency translation adjustments               148           (1,491)          (2,070)          (2,532)
                                                ----------      -----------      -----------      -----------
  Total comprehensive loss                      $  (10,502)     $   (18,654)     $   (26,223)     $   (31,389)
                                                ==========      ===========      ===========      ===========

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

7.  BUSINESS SEGMENT DATA

The Company recently realigned its reporting structure and began reporting under the new alignment in the first quarter of 2001. Under this new structure, North American Systems has been renamed U.S. Solutions ("USS"), and excludes Canadian operations and Plexus products. The newly formed Advanced Enterprise Solutions ("AES") develops and sells the Company's OpenARCHIVE(TM) and other archive solutions. In the table below, AES and Plexus products are grouped in the column titled "Other". International Solutions ("INTL") reporting now includes the Canadian operations. Canadian operations are not material to USS or to INTL operations. Under the new structure, the composition of Computer and Network Services remains unchanged. The June 30, 2000 information has been reclassified to reflect the new alignment.


                                 U. S.         Computer & Net-    International                    Corp/Other
                               Solutions       work Services        Solutions          Other      Eliminations         Total
                              -----------     -----------------  ---------------    -----------  --------------      ---------
For the three months ended
  June 30, 2001

Revenue from
  external customers           $   45,547       $   38,050         $   44,081       $   4,584     $         -      $   132,262
Intersegment
  revenues                          9,355                -              1,015             190         (10,560)               -
Segment gross
  profit                            8,014            5,917              9,974           2,194             322           26,421
Segment operating
  income (loss)                     1,112            1,072              2,257          (1,318)         (1,949)           1,174
Segment identifiable
  assets                          163,508           47,224            108,240           5,417          43,717          368,106

Capital appropriations              2,135              970              2,614              65           1,161            6,945

For the three months ended
  June 30, 2000

Revenue from
  external customers           $   54,155       $   34,870         $   48,559      $    3,166     $         -          140,750
Intersegment
  revenues                          9,719                -                611             249         (10,579)               -
Segment gross
  profit (loss)                     1,309            2,650             11,576          (2,198)          1,087           14,424
Segment operating
  income (loss)                    (7,927)            (218)             1,024          (4,813)         (1,090)         (13,024)
Segment identifiable
  assets                          196,310           57,018            112,687           6,445         113,215          485,675

Capital appropriations              5,932            3,778              2,801              91             851           13,453


                                 U. S.         Computer & Net-    International                    Corp/Other
                               Solutions       work Services        Solutions          Other      Eliminations         Total
                              -----------     -----------------  ---------------    -----------  --------------      ---------
For the three months ended
  June 30, 2001

Revenue from
  external customers           $   87,250       $   75,948         $   84,404       $   8,275     $         -      $   255,877
Intersegment
  revenues                         16,424                -              1,876             874         (19,174)               -
Segment gross
  profit (loss)                    14,411           10,731             18,640           4,070             (10)          47,842
Segment operating
  income (loss)                      (573)           2,046              2,118          (2,518)         (3,908)          (2,835)

For the three months ended
  June 30, 2000

Revenue from
  external customers           $  103,713       $   67,218         $   91,908       $   6,011    $          -       $  268,850
Intersegment
  revenues                         20,432                -                850           1,489         (22,771)               -
Segment gross
  profit (loss)                    10,950            4,441             20,145          (2,729)            935           33,742
Segment operating
  income (loss)                    (8,689)          (1,381)               873          (7,869)         (4,823)         (21,889)


8.   SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of  $0.01 par value Series
B Preferred Stock ("Series B Preferred") to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then "Stated Value". The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company's Board of Directors. The aggregate liquidation preference/redemption value is $5.3 million, plus accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company, a division or a subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments. The Company is required to keep available approximately 640,000 shares for issuance upon conversion of all outstanding shares of Series B Preferred.

On June 1, 2001, the first dividend accrued on the Series B Preferred. The dividend increased the stated value of the Series B Preferred to $159.45 per share.

                                 BANCTEC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

9.    DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2001, BancTec had three yen-denominated foreign currency forward contracts entered into in August 2000. These contracts are accounted for as economic, rather than accounting, hedges. As a result, these economic hedges were independently measured at fair value at June 30, 2001. As of June 30, 2001, the Company had recognized an inception-to-date unrealized gain of approximately $1.7 million on these instruments.

10.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements establish accounting and reporting standards for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets deemed to have indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning January 1, 2002. The Company has not quantified the impact resulting from the adoption of these statements including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to reduce the Company's net loss by $0.8 million each for the three months ended June 30, 2001 and 2000 and by $1.6 million each for the six months ended June 30, 2001 and 2000.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the three and six months ended June 30, 2001. These factors include: reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company's U.S. Solutions ("USS") and International Solutions ("INTL") segments; and a highly leveraged financial position.

Expected economic and business conditions for 2001 indicate a cautious outlook regarding the Company's near-term revenue and earnings growth prospects. While the Company's near-term outlook remains cautious, the Company believes certain factors indicate a potential positive outlook for 2002 and beyond. These factors include a concentrated emphasis on existing offerings with additional targeted investments in sales and marketing. Product development efforts are focused on Electronic Data Management ("EDM") solutions, Advanced Enterprise Solutions' ("AES") OpenARCHIVE(TM) and other archive solutions, and hardware enhancements. By incorporating more third-party products into the Company's solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions. The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. There are many factors that affect the Company's business and the results of its operations. Please see "Factors Affecting the Company's Business and Prospects" elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

Results of Operations

Comparison of Three Months Ended June 30, 2001 and Three Months Ended June
--------------------------------------------------------------------------
30, 2000
--------

Consolidated revenue of $132.3 million for the three months ended June 30,
2001 decreased by $8.5 million or 6.0% compared to the three months ended
June 30, 2000.   The decline occurred primarily in USS of $8.6 million and
INTL of $4.5 million, offset partly by an increase in Computer and Network Services ("CNS") of $3.2 million. The remainder is an offsetting change in AES and Plexus ("Other"). The USS decrease was principally in its integrated business solutions and manufacturing businesses. Lower revenues from its hardware and software sales due to increased pricing pressures, competition, and the impact of longer acceptance periods on highly customized products accounted for a significant portion of the difference. The INTL decrease resulted from the Company's targeted sales focus in the European traditional businesses, offset significantly by increases in EDM solution sales in the Company's subsidiary in Japan. Factors contributing to the overall decline in revenues included lower corporate customer spending for large systems solutions as a result of the weakening economy, mergers, on-going competitive pressures, and a general decline in international currencies, especially the Euro. The increased revenue from the CNS operations was primarily attributable to growth in warranty repair in the Original Equipment Manufacturer ("OEM") market during 2001. The remainder of the CNS increase was primarily due to on-going OEM partner relationships

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

and to strategic alliances comprised of its outsource and system integration partners.

Consolidated gross profit of $26.4 million increased by $12.0 million or 83.2% from the three months ended June 30, 2000. Gross profit increased $3.3 million for CNS, $4.4 million for Other and $6.7 million for USS. Gross profit from INTL decreased $1.6 million for the same period. The CNS increase was primarily attributable to an improved labor model, effectively capping costs on some jobs. The USS gross profit increase was principally a result of $6.1 million of loss contracts that were recognized in the corresponding prior year period. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements. Incorporating more third-party products into the Company's solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items, which, along with the Company's ongoing cost containment efforts, allowed for cost reductions in excess of the revenue declines.

Operating expenses of $25.2 million decreased $2.2 million compared to the three months ended June 30, 2000. Operating expenses, by component, changed as follows: Product development expenses decreased by $0.1 million or 3.3% as the Company continues to concentrate on developing new applications for the Company's product lines and expanding existing products. Selling, general, and administrative expenses decreased by $2.0 million or 9.0% due primarily to on-going efforts to realign the cost structure as a result of lower revenues. Goodwill amortization remained relatively flat for the comparative quarters.

Interest expense increased to $9.7 million during the three months ended
June 30, 2001 from $9.2 million during the three months ended June 30, 2000. The increase was due mainly to a $5.9 million increase in debt related to subordinated unsecured notes ("Sponsor Notes"), partially offset by decreased short-term borrowings.

Sundry income of $0.2 million increased $0.7 million during the three months ended June 30, 2001 in part due to the recognition of unrealized gains related to its derivative contracts.

A loss before taxes and extraordinary item of $8.0 million for the three months ended June 30, 2001 resulted in an income tax provision of $0.7 million. A $2.0 million extraordinary loss, net of a $0.2 million income tax provision, related to the early extinguishment of debt. The corresponding prior year period had an income tax benefit of $5.5 million on a pre-tax loss of $22.6 million. The current income tax provision related to income from the Company's international subsidiaries, combined with an effective 0% rate for its domestic operations. A valuation allowance was provided to reduce the Company's deferred tax assets to an amount management believes is more likely than not to be realized. The increase had the effect of decreasing the Company's effective tax rate to approximately (8.6)% from 24.1% for the corresponding prior year period.

Comparison of Six Months Ended June 30, 2001 and Six Months Ended June 30,
--------------------------------------------------------------------------
2000
----

Consolidated revenue of $255.9 million for the six months ended June 30, 2001 decreased by $13.0 million or 4.8% compared to the six months ended June 30, 2000. The decline occurred primarily in USS of $16.5 million and INTL of $7.5 million, offset partly by an increase in CNS of $8.7 million. The remainder is an offsetting change in Other. The USS decrease was principally in its integrated business solutions and manufacturing businesses. Lower revenues from its hardware and software sales due to increased pricing pressures, competition, and the impact of longer acceptance periods on highly customized products accounted for a significant portion of the decrease. Additionally, increased competition in maintenance contributed to a loss of business in that area. The INTL decrease resulted from the Company's targeted sales focus in the European traditional businesses, offset significantly by increases in

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

EDM solution sales in the Company's subsidiary in Japan. Factors contributing to the overall decline in revenues included lower corporate customer spending for large systems solutions as a result of the weakening economy, mergers, on-going competitive pressures, and a general decline in international currencies, especially the Euro. The increased revenue from the CNS operations was primarily attributable to growth in warranty repair revenues in the OEM market during 2001. The remainder of the CNS increase was primarily due to on-going OEM partner relationships and to strategic alliances comprised of its outsource and system integration partners.

Consolidated gross profit of $47.8 million increased by $14.1 million or 41.8% from the six months ended June 30, 2000. Gross profit increased $6.3 million for CNS, $6.8 million for Other and $3.5 million for USS. Gross profit for INTL decreased $1.5 million for the same period. The CNS increase was primarily attributable to an improved labor model, effectively capping costs on some jobs. The USS gross profit increase was principally a result of $6.1 million of loss contracts that were recognized in the corresponding prior year period, offset by declining sales in the current year period. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements. Incorporating more third-party products into the Company's solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items, which, along with the Company's ongoing cost containment efforts, allowed for cost reductions in excess of the revenue declines.

Operating expenses of $50.7 million decreased $5.0 million compared to the six months ended June 30, 2000. Operating expenses, by component, changed as follows: Product Development expenses increased by $0.3 million or 4.3% primarily due to concentration on developing new applications for the Company's product lines and expanding existing products. Selling, general, and administrative expenses decreased by $5.3 million or 11.5% due primarily to on-going efforts to realign the cost structure as a result of lower revenues. Goodwill amortization remained relatively flat for the comparative periods.

Interest expense increased to $19.1 million during the six months ended
June 30, 2001 from $17.9 million during the six months ended June 30, 2000. The increase was due mainly to a $11.6 million increase in debt related to Sponsor Notes.

Sundry income of $0.8 million increased $1.3 million during the six months ended June 30, 2001 primarily due to the recognition of unrealized gains related to its derivative contracts.

A loss before taxes and extraordinary item of $20.4 million for the six months ended June 30, 2001 resulted in an income tax provision of $1.7 million. A $2.0 million extraordinary loss, net of a $0.2 million income tax provision, related to the early extinguishment of debt. The corresponding prior year period had an income tax benefit of $11.2 million on a pre-tax loss of $40.1 million. The current income tax provision related to income from the Company's international subsidiaries, combined with an effective 0% rate for its domestic operations. A valuation allowance was provided to reduce the Company's deferred tax assets to an amount management believes is more likely than not to be realized. The increase had the effect of decreasing the Company's effective tax rate to approximately (8.5)% from 28.0% for the corresponding prior year period.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents totaled $16.5 million at June 30, 2001, compared with $23.8 million at December 31, 2000. This decrease was due primarily a net decrease in borrowings of $29.4 million and purchases of property, plant and equipment of $6.9 million, offset by cash flows provided by operating activities of $25.2 million and proceeds of $5.3 million from the issuance of Series B Preferred Stock ("Series B Preferred") to Welsh, Carson, Anderson and Stowe ("WCAS").

The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then "Stated Value". The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company's board of directors. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company, a division or a subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. On June 1, 2001, the first dividend accrued on the Series B Preferred. The dividend increased the stated value of the Series B Preferred to $159.45 per share.

The $25.2 million of cash provided by operating activities compares to $3.3 million of cash used in operating activities for the six months ended June 30, 2000. The change for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000 was due primarily to the following items: a decrease in loss before extraordinary item of $6.7 million; a $2.0 million extraordinary loss, net of tax, related to early debt extinguishment; an increase in interest paid in-kind of $5.3 million; a $10.3 million greater decrease in accounts receivable; a $10.3 million lower increase in other assets; a $9.9 million decrease in accounts payable and a $8.1 million greater decrease in accrued expenses and other liabilities.

The Company reviewed its projected cash requirements, including funds required for operations, interest payments and anticipated capital expenditures, in conjunction with the new credit facility as further described below. The Company concluded it has sufficient financial resources available to support its anticipated requirements to fund operations and cash interest obligations and is not aware of any trends, demands, or commitments that would have a material impact on the Company's near-term liquidity. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities. The Company would only make these payments in compliance with the covenants of its debt instruments.

At June 30, 2001, the Company had the following debt instruments in place:

1) $150.0 million of 7.5% Senior Notes due 2008, 2) $187.7 million of Sponsor Notes due 2009 and 3) a $100.0 million revolving credit facility (the "New Facility") provided by Heller Financial, Inc. ("Heller"), which will mature on May 30, 2006. The interest rate on loans under the New Facility is, at the Company's option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR (8.0% at June 30, 2001). Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company's available borrowing capacity. During the syndication of the New Facility, the interest rate is 1.25% over prime. The Company had $42.4 million of unused credit available on the New Facility at June 30, 2001. A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly. The Company had no foreign credit agreements outstanding at June 30, 2001.

                                 BANCTEC, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

New Credit Facility

On May 31, 2001, the Company replaced its existing bank debt facilities provided by a syndicate of lenders led by The Chase Manhattan Bank with the New Facility provided by Heller. Within 90 days after the closing, Heller intends to syndicate the New Facility to a group of lenders for which Heller will act as agent.

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company's existing
Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. The Company had an outstanding balance on letters of credit totaling $0.6 million at June 30, 2001, which resulted in an available borrowing base of approximately $77.4 million, of which $35.0 million was outstanding.

Under the New Facility, substantially all of the Company's domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.

The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. At June 30, 2001, the Company was in compliance with all covenants under the New Facility. The Company believes this facility, along with cash from operations, will be sufficient to cover the next 12 months' cash requirements.

Derivatives

As of June 30, 2001, BancTec had three yen-denominated foreign currency forward contracts entered into in August 2000. These contracts are accounted for as economic, rather than accounting, hedges. As a result, these economic hedges were independently measured at fair value at June 30, 2001. As of June 30, 2001, the Company had recognized an inception-to-date unrealized gain of approximately $1.7 million on these instruments.

Inflation has not had a material effect on the operating results of the Company.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements establish accounting and reporting standards for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets deemed to have indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning January 1, 2002. The Company has not quantified the impact resulting from the adoption of these statements including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to reduce the Company's net loss by $0.8 million each for the three months ended June 30, 2001 and 2000 and by $1.6 million each for the six months ended June 30, 2001 and 2000.

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


Declining Financial Operating Results and Indebtedness

As a result of increased leverage and reduced performance over the last few quarters, certain negative consequences of the Company's indebtedness could occur; however, the Company has seen few consequences to date. The Company's future operating flexibility may be impacted. In addition, the Company may be more vulnerable to an increase in interest rates, a downturn in its operating performance or a decline in general economic conditions.

                                 BANCTEC, INC.
      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There were no material changes from the information reported in the Company's Form 10-K.

                                    PART II
                                 BANCTEC, INC.

Item 1.   Legal Proceedings

   NONE

Item 2.   Changes in Securities and Use of Proceeds

   In February 2001, the Company issued 35,520 shares of $0.01 par value Series B Preferred Stock to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then "Stated Value". The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company's Board of Directors. The aggregate liquidation preference/redemption value is $5.3 million, plus accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company, a division or a subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments. The Company is required keep available approximately 640,000 shares for issuance upon conversion of all outstanding shares of Series B Preferred. The Preferred Stock issuance was exempt pursuant to the exemption offered by Section 4(2) of the Securities Act of 1933, as amended. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities. The Company would only make these payments in compliance with the covenants of its debt instruments.

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

   The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company's existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company's eligible accounts receivable, inventory and real estate from time to time. The Company had an outstanding balance on letters of credit totaling $0.6 million at June 30, 2001, which resulted in an available borrowing base of approximately $77.4 million, of which $35.0 million was outstanding.

   The interest rate on loans under the New Facility is equal to, at the Company's option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR. Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company's available borrowing capacity. During

                                    PART II
                                 BANCTEC, INC.

the syndication of the New Facility, the interest rate is 1.25% over prime. A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company's domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.

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

      4.2 Securities Purchase Agreement dated as of September 22, 2000 with respect to Series A Preferred Stock, incorporated by reference to
           Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

      4.3 Securities Purchase Agreement dated as of February 27, 2001 with respect to Series B Preferred Stock, incorporated by reference to
           Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      4.4 Indenture dated May 22, 1998 by and between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 dated August 28, 1998.

     10.1 Loan and Security Agreement, dated as of May 30, 2001 between Heller Financial, Inc. and BancTec, Inc.*

        *  Filed herewith

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

     On June 4, 2001, the Company filed a Current Report on Form 8-K regarding the replacement of its existing bank debt facilities with a new $100.0 million revolving credit facility provided by Heller Financial, Inc., which will mature on May 30, 2006.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BANCTEC, INC.



                                         /s/ Brian R. Stone
                                         ------------------
                                         Brian R. Stone
                                         Senior Vice President and
                                         Chief Financial Officer



   Dated: August 8, 2001