Form 10-Q
period 2001-09-30
BANCTEC INC
filed 2001-11-14
CIK 318378

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 0–9859

BANCTEC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75–1559633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 E. Grauwyler Road, Irving, Texas	75061
(Address of principal executive offices)	(Zip Code)

(972) 579-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	November 10, 2001

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS
	September 30,	December 31,
	2001	2000
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $494 at September 30, 2001 and $464 at December 31, 2000	$13,523	$23,841
Accounts receivable, less allowance for doubtful accounts of $8,031 at September 30, 2001 and $8,274 at December 31, 2000	81,740	106,201
Inventories, net	68,932	83,824
Other	14,081	12,446
Total Current Assets	178,276	226,312

PROPERTY, PLANT AND EQUIPMENT, net	85,459	101,485
GOODWILL, less accumulated amortization of $33,250 at September 30, 2001 and $30,953 at December 31, 2000	49,101	51,596
OTHER ASSETS	27,635	20,359
TOTAL ASSETS	$340,471	$399,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Revolving credit facility	$25,618	$-
Trade accounts payable	26,315	29,347
Other accrued expenses and liabilities	59,487	66,635
Deferred revenue	41,337	40,687
Income taxes	1,206	4,925
Total Current Liabilities	153,963	141,594

LONG-TERM DEBT	343,848	388,112
OTHER LIABILITIES	36,211	25,750

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK	12,734	11,638

STOCKHOLDERS' DEFICIT:
Cumulative convertible preferred stock - authorized, 1,000,000 shares and zero shares of $0.01 par value at September 30, 2001 and December 31, 2000 Series B preferred stock - issued and outstanding, 35,520 shares and zero shares at September 30, 2001 and December 31, 2000	-	-
Common stock - authorized, 32,000,000 shares of $0.01 par value at September 30, 2001 and December 31, 2000 Common stock - issued and outstanding 17,003,838 shares at September 30, 2001 and December 31, 2000	170	170
Class A common stock - issued and outstanding 1,181,946 shares at September 30, 2001 and December 31, 2000	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	141,381	137,149
Accumulated deficit	(342,147)	(300,146)
Foreign currency translation adjustments	(9,427)	(8,253)
Total Stockholders' Deficit	(206,285)	(167,342)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$340,471	$399,752

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES	$119,874	$128,412	$375,751	$397,262
COST OF SALES	100,874	111,943	308,909	347,051

GROSS PROFIT	19,000	16,469	66,842	50,211

OPERATING EXPENSES:
Product development	3,955	4,367	12,145	12,223
Selling, general & administrative	21,589	22,193	62,468	68,358
Goodwill amortization	803	804	2,411	2,414
	26,347	27,364	77,024	82,995
INCOME (LOSS) FROM OPERATIONS	(7,347)	(10,895)	(10,182)	(32,784)
OTHER INCOME (EXPENSE):
Interest income	64	278	775	473
Interest expense	(8,881)	(9,716)	(27,973)	(27,578)
Sundry, net	715	(1,148)	1,509	(1,672)
	(8,102)	(10,586)	(25,689)	(28,777)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,449)	(21,481)	(35,871)	(61,561)
INCOME TAX PROVISION (BENEFIT)	1,021	(6,015)	2,912	(17,238)

LOSS FROM CONTINUING OPERATIONS	(16,470)	(15,466)	(38,783)	(44,323)

DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS	(685)	-	(685)	-

LOSS BEFORE EXTRAORDINARY ITEM	(17,155)	(15,466)	(39,468)	(44,323)

EXTRAORDINARY ITEM:
LOSS FROM EARLY EXTINGUISHMENT OF DEBT	-	-	(1,840)	-

NET LOSS	$(17,155)	$(15,466)	$(41,308)	$(44,323)

PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(723)	-	(1,788)	-

NET LOSS APPLICABLE TO COMMON STOCK	$(17,878)	$(15,466)	$(43,096)	$(44,323)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(38,783)	$(44,323)
Adjustments to reconcile loss from continuing operations before extraordinary item to cash flows provided by (used in) operating activities:
Depreciation and amortization	27,629	30,853
Interest paid in-kind	14,278	8,164
Loss on disposition of property, plant and equipment	836	3,229
Other non-cash items	422	1,747
Changes in operating assets and liabilities:
Decrease in accounts receivable	24,461	6,635
Decrease in inventories	14,174	3,569
Increase in other assets	(4,746)	(22,142)
Decrease in trade accounts payable	(3,032)	(3,378)
Increase in deferred revenue	650	1,015
Increase (decrease) in other accrued expenses and liabilities	(1,784)	3,244
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	34,105	(11,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,121)	(17,345)
Investment in unconsolidated subsidiary	-	1,189
Proceeds from disposal of short-term investments	-	371
CASH FLOWS USED IN INVESTING ACTIVITIES	(10,121)	(15,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of current maturities of long-term debt and capital lease obligations	(2,500)	(354)
Proceeds from long-term borrowings	8,000	-
Payments on long-term borrowings	(67,500)	-
Debt issuance costs	(2,547)	-
Proceeds from short-term borrowings, net	25,722	10,971
Issuance of preferred stock	5,328	15,000
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(33,497)	25,617

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(805)	(2,779)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,318)	(4,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,841	20,292
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,523	$15,958
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid during the period for:
Interest	$9,371	$15,282
Income taxes	$6,030	$9,761

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
DEFERRAL OF QUARTERLY INTEREST PAYMENTS ON SPONSOR NOTES	$17,735	$10,569

See notes to consolidated financial statements.

BANCTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

The accompanying unaudited consolidated balance sheet at September 30, 2001, and the consolidated statements of operations and cash flows for the interim periods ended September 30, 2001 and 2000, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10–K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.             INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2001	2000
	(In thousands)
Raw materials	$13,101	$10,264
Work-in-progress	28,481	34,507
Finished goods	27,350	39,053
Inventories, net	$68,932	$83,824

3.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2001	2000
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	84,909	96,473
Systems and software	66,429	64,686
Machinery and equipment	55,199	55,574
Furniture, fixtures and other	27,567	26,978
Building	29,743	29,591
	266,707	276,162
Accumulated depreciation	(181,248)	(174,677)
Property, Plant and Equipment, net	$85,459	$101,485

4.             OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consisted of the following:

	September 30,	December 31,
	2001	2000
	(In thousands)
Salaries, wages and other compensation	$16,215	$18,976
Accrued taxes, other than income taxes	5,558	7,795
Advances from customers	6,285	12,043
Accrued interest payable	3,906	1,128
Accrued invoices and costs	4,809	5,812
Other	22,714	20,881
Other accrued expenses and liabilities	$59,487	$66,635

5.             REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2001	2000
	(In thousands)
7.5% Senior Notes, due 2008	$150,000	$150,000
Sponsor Notes, subordinated, unsecured, due 2009	193,848	176,112
Tranche A Term Loan, due 2004, LIBOR plus 3.25% or prime plus 2.25%	-	45,000
$50.0 million Revolving Credit Facility, LIBOR plus 3.25% or prime plus 2.25%	-	17,000
	$343,848	$388,112

New Credit Facility.  On May 31, 2001, the Company replaced its existing bank debt facilities (which included the Tranche A Term Loan and $50.0 million Revolving Credit Facility) provided by a syndicate of lenders led by The Chase Manhattan Bank with a $100.0 million revolving credit facility (the “New Facility”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006. Efforts by Heller to syndicate the New Facility have been unsuccessful. As a result of the failed syndication efforts of Heller and a desire of the Company to reduce commitment fee expenses on the unused portion of the facility, on November 8, 2001, the Company and Heller entered into an amendment to the New Facility which reduced the committed amount to $60.0 million while the sub-limit related to Letter of Credit availability was increased from $5.0 million to $20.0 million.  The sub-limit increase will allow the Company greater flexibility going forward to obtain performance bonds or similar instruments for future advances from a significant customer.

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  The Company had an outstanding balance on letters of credit totaling $0.7 million at September 30, 2001.  At September 30, 2001, the Company’s available borrowing base was approximately $50.6 million, of which $25.6 million was outstanding.

The interest rate on loans under the New Facility is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At September 30, 2001, the Company’s weighted average rate on the New Facility was 6.5%. Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company’s available borrowing capacity. A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula.  Restricted cash at September 30, 2001 included the accompanying balance sheet represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.

The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. At September 30, 2001, the Company was in compliance with all covenants under the New Facility.  The Company believes this facility, along with cash from operations, will be sufficient to cover the next 12 months’ cash requirements.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. As of September 30, 2001, the Company is in compliance with all covenants.  The estimated fair value of the Senior Notes as of September 30, 2001 is approximately $108.0 million based on a yield of 14.0%.

Term Loan. In the fourth quarter of 1999, the Company used $30.0 million of the proceeds from the sale of its community banking business to pay down the Term Loan to $45.0 million. As permitted under the terms of the agreements, BancTec exercised its option to defer quarterly principal payments until March 30, 2001; thus a portion of the $30.0 million pay down in 1999 was used to cover the third and fourth quarter payments originally scheduled for payment in 2000. The Company paid the $2.5 million quarterly payment in full on its March 2001 due date. The Term Loan, due June 2004, was payable in fourteen consecutive quarterly installments. Effective with the execution of the first amendment to the credit agreements, interest rates increased at the beginning of 2000. Interest under these agreements, at the Company’s option, was LIBOR plus 3.25%, or prime plus 2.25%. Collateral for these credit facilities included all tangible and intangible assets of the Company, subject to certain limitations contained in the Senior Notes agreements.  On May 31, 2001, the Company paid off the outstanding balance of the Term Loan with proceeds from the New Facility.

Revolver. At May 31, 2001, the Company had a $50.0 million Revolver under which maximum borrowings allowed, including letters of credit, was $43.6 million.  Interest under the Revolver, at the Company’s option, was LIBOR plus 3.25%, or prime plus 2.25%. A commitment fee of 0.5% on the unused portion of the Revolver was payable quarterly. On May 31, 2001, the Company paid off the $25.0 million of borrowings outstanding under the Revolver with proceeds from the New Facility.  In connection with the pay-off of the Term Loan and Revolver on May 31, 2001, the Company recorded an extraordinary loss of $1.8 million, as a result of the write-off of unamortized deferred financing costs.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes are issued in U.S. dollars, with interest at 10.0% due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, Welsh, Carson, Anderson and Stowe (“WCAS”), elected to defer the March 2001, June 2001 and September 2001 quarterly interest payments of $4.0 million each. Such election requires a deferred financing fee of 30.0% of the interest payment being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt, which was determined to be 13.0% at September 30, 2001.  For the three and nine months ended September 30, 2001, the Company had increased the outstanding deferred interest notes by $6.1 million and $17.7 million, respectively.  These increases were comprised of the $4.0 million quarterly deferrals, plus financing fees and interest thereon.  WCAS may, at its election, defer each quarterly payment under similar terms.  The estimated fair value of the Sponsor Notes and deferred interest and fees as of September 30, 2001 is approximately $147.0 million based on a discount rate of 15.0%.

The Company had no outstanding borrowings on foreign credit agreements as of September 30, 2001.

6.             COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)		(In thousands)
Net loss	$(17,155)	$(15,466)	$(41,308)	$(44,323)
Foreign currency translation adjustments	896	(1,446)	(1,174)	(3,978)
Total comprehensive loss	$(16,259)	$(16,912)	$(42,482)	$(48,301)

7.             BUSINESS SEGMENT DATA

The Company recently realigned its reporting structure and began reporting under the new alignment in the first quarter of 2001. Under this new structure, North American Systems has been renamed U.S. Solutions ("USS"), and excludes Canadian operations and Plexus products. The newly formed Advanced Enterprise Solutions ("AES") develops and sells the Company’s OpenARCHIVE™ and other archive solutions. In the table below, AES and Plexus products are grouped in the column titled “Other”. International Solutions (“INTL”) reporting now includes the Canadian operations. Canadian operations are not material to USS or to INTL operations. Under the new structure, the composition of Computer and Network Services remains unchanged. The information for the three and nine months ended September 30, 2000 has been reclassified to reflect the new alignment.

	U.S. Solutions	Computer & Network Services	International Solutions	Other	Corp/Other Eliminations	Total
For the three months ended September 30, 2001
Revenue from external customers	$38,610	$37,859	$39,502	$3,903	$-	$119,874
Intersegment revenues	7,314	-	843	574	(8,731)	-
Segment gross profit (loss)	(97)	7,830	9,761	2,091	(585)	19,000
Segment operating income (loss)	(7,201)	4,004	1,438	(1,175)	(4,413)	(7347)
Segment identifiable assets	143,114	41,710	106,037	5,852	43,758	340,471

For the three months ended September 30, 2000
Revenue from external customers	$47,318	$37,101	$39,333	$4,660	$-	$128,412
Intersegment revenues	7,063	-	1,262	319	(8,644)	-
Segment gross profit (loss)	7,729	1,310	6,130	1,342	(42)	16,469
Segment operating loss	(844)	(1,219)	(3,812)	(1,909)	(3,111)	(10,895)
Segment identifiable assets	185,533	60,346	109,208	6,257	100,474	461,818

	U.S. Solutions	Computer & Network Services	International Solutions	Other	Corp/Other Eliminations	Total
For the nine months ended September 30, 2001
Revenue from external customers	$125,860	$113,807	$123,906	$12,178	$-	$375,751
Intersegment revenues	23,738	-	2,719	1,448	(27,905)	-
Segment gross profit (loss)	14,314	18,561	28,401	6,161	(595)	66,842
Segment operating income (loss)	(7,774)	6,050	3,556	(3,693)	(8,321)	(10,182)
Capital expenditures	3,225	1,332	4,055	134	1,375	10,121

For the nine months ended September 30, 2000
Revenue from external customers	$152,881	$104,319	$131,241	$8,821	$-	$397,262
Intersegment revenues	27,495	-	2,112	1,808	(31,415)	-
Segment gross profit (loss)	20,388	5,751	26,275	(3,096)	893	50,211
Segment operating loss	(9,695)	(2,600)	(2,939)	(9,587)	(7,963)	(32,784)
Capital expenditures	7,690	4,650	3,945	126	934	17,345

8.             SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of  $0.01 par value Series B Preferred Stock (“Series B Preferred”) to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then “Stated Value”. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value is $5.3 million, plus accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company, a division or a subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments.  The Company is required to keep available approximately 640,000 shares for issuance upon conversion of all outstanding shares of Series B Preferred.

Dividends accrued on the Series B Preferred on June 1, 2001 and September 1, 2001.  The dividends increased the stated value of the Series B Preferred to $169.50 per share at September 30, 2001.

9.             DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2001, BancTec had three yen-denominated foreign currency forward contracts entered into in August 2000.  These instruments are recorded in the accompanying balance sheet at fair value with changes in fair value recorded to the Sundry line item in the accompanying income statement.  As of September 30, 2001, the Company had recognized an inception-to-date unrealized gain of approximately $1.3 million on these instruments.

10.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements establish accounting and reporting standards for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting.  SFAS No. 142 provides that goodwill and other intangible assets deemed to have indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning January 1, 2002.  The Company has not yet quantified the impact resulting from the adoption of these statements including the impact, if any, of completion of the transitional or annual impairment tests. However, the historical impact of not amortizing goodwill would have been to reduce the Company’s net loss by $0.8 million for each of the three months ended September 30, 2001 and 2000 and by $2.4 million for each of the nine months ended September 30, 2001 and 2000.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 is effective for the Company beginning January 1, 2002. The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position and results of operations.

BANCTEC, INC.

MANAGEMENT’S DISCUSSION AND ANLYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

There are many factors that affect the Company’s business and the results of its operations.  Please see “Factors Affecting the Company’s Business and Prospects” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the three and nine months ended September 30, 2001.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  Additionally, during the three months ended September 2001, the USS segment experienced additional unexpected revenue declines, the duration of which the Company cannot predict.  In response to the continued difficult business climate, the year-end planning process and the development of the 2002 operating plan, the Company is undertaking a process of evaluating the recovery of all its investments in inventory and long-lived assets.  Write-downs and impairments of inventory and other long-lived assets may become necessary if business conditions do not improve or as a result of other decisions reached during the planning process.

Expected economic and business conditions for the remainder of 2001 and into 2002 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  The general economic conditions have recently caused a significant weakening in demand for systems solutions products offered by USS. The Company has concentrated its emphasis on cost reductions and on existing offerings.  Product development efforts are focused on Electronic Data Management (“EDM”) solutions, Advanced Enterprise Solutions’ (“AES”) OpenARCHIVE™ and other archive solutions, and hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions. The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward–looking statements as a result of various factors. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time.

Results of Operations

Comparison of Three Months Ended September 30, 2001 and Three Months Ended September 30, 2000

Consolidated revenue of $119.9 million for the three months ended September 30, 2001 decreased by $8.5 million or 6.6% compared to the three months ended September 30, 2000.   A decline of $8.7 million occurred in USS while AES and Plexus (“Other”) experienced a decline of $0.8 million. Computer and Network Services (“CNS”) increased $0.8 million and INTL increased $0.2 million.  The USS decrease was principally in its integrated business solutions and manufacturing businesses.  Lower revenues from its hardware and software sales due to general economic conditions, increased pricing pressures, competition, and the impact of longer acceptance periods on highly customized products accounted for a significant portion of the decrease. The increased revenue from the CNS operations was primarily attributable to growth in warranty repair in the Original Equipment Manufacturer (“OEM”) market during 2001. The remainder of the CNS increase was primarily due to on-going OEM partner relationships and to strategic alliances comprised of its outsource and system integration partners. The INTL increase resulted from increases in EDM solution sales in the Company’s subsidiary in Japan offset by decreases due to the Company’s targeted sales focus in the European traditional businesses.  Factors contributing to the overall decline in revenues included lower corporate customer spending for large systems solutions as a result of the weakening economy, mergers, on-going competitive pressures, and a general decline in international currencies, especially the Euro and the Yen.

Consolidated gross profit of $19.0 million increased by $2.5 million or 15.4% from the three months ended September 30, 2000. Gross profit increased $6.5 million for CNS, $3.6 million for INTL and $0.7 million for OTHER. Gross profit for USS decreased $7.8 million for the same period.  The CNS increase was primarily attributable to an improved labor model, effectively capping costs on some jobs. The USS gross profit decrease was principally a result of the decline in revenue as well as additions to its inventory reserve for obsolete inventory items.  The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements. Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets which may have a negative impact on gross profit in the fourth quarter and for the full year of 2001.

Operating expenses of $26.3 million decreased $1.0 million compared to the three months ended September 30, 2000. Operating expenses, by component, changed as follows: Product development expenses decreased by $0.4 million or 9.4% as the Company continues to concentrate on developing new applications for the Company’s product lines and expanding existing products.  Selling, general, and administrative expenses decreased by $0.6 million or 2.7% due primarily to on-going efforts to realign the cost structure as a result of lower revenues.  Goodwill amortization remained relatively flat for the comparative quarters.

Interest expense decreased to $8.9 million during the three months ended September 30, 2001 from $9.7 million during the three months ended September 30, 2000.  The decrease was due mainly a lower outstanding balance on the New Facility and to declining interest rates, offset by a $6.1 million increase in debt related to subordinated unsecured notes (“Sponsor Notes”).

Sundry income of $0.7 million increased $1.9 million during the three months ended September 30, 2001 primarily due to foreign currency losses resulting from exchange rate fluctuations in the prior year as opposed to gains in the current year.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $1.0 million for the three months ended September 30, 2001 compared to a corresponding prior year period income tax benefit of $6.0 million on a pre-tax loss of $21.5 million.  The current income tax provision related to income from the Company’s international subsidiaries.  A valuation allowance was provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The increase had the effect of decreasing the Company’s effective tax rate to approximately 6.6% from a benefit of 28.0% for the corresponding prior-year period.

A $0.7 million loss from discontinued operations related to an adjustment to the estimated net realizable value of remaining assets related to its community banking business discontinued in 1999.

Comparison of Nine Months Ended September 30, 2001 and Nine Months Ended September 30, 2000

Consolidated revenue of $375.8 million for the nine months ended September 30, 2001 decreased by $21.5 million or 5.4% compared to the nine months ended September 30, 2000. A decline of $27.0 million occurred in USS and was offset partly by an increase in CNS of $9.5 million and an increase in OTHER of $3.4 million.  INTL decreased $7.3 million.  The USS decrease was principally in its integrated business solutions and manufacturing businesses.  Lower revenues from its hardware and software sales due to general economic conditions, increased pricing pressures, competition, and the impact of longer acceptance periods on highly customized products accounted for a significant portion of the decrease. Additionally, increased competition in maintenance contributed to a loss of business in that area. The increased revenue from the CNS operations was primarily attributable to growth in warranty repair revenues in the OEM market during 2001.  The remainder of the CNS increase was primarily due to on-going OEM partner relationships and to strategic alliances comprised of its outsource and system integration partners. The INTL decrease resulted from a combination of the decrease due to the Company’s targeted sales focus in the European traditional businesses, offset partially by increases in EDM solution sales in the Company’s subsidiary in Japan.  Factors contributing to the overall decline in revenues included lower corporate customer spending for large systems solutions as a result of the weakening economy, mergers, on-going competitive pressures, and a general decline in international currencies, especially the Euro and the Yen.

Consolidated gross profit of $66.8 million increased by $16.6 million or 33.1% from the nine months ended September 30, 2000. Gross profit increased $12.8 million for CNS, $9.3 million for Other and $2.1 million for INTL. Gross profit for USS decreased $6.1 million for the same period. The CNS increase was primarily attributable to an improved labor model, effectively capping costs on some jobs. The USS gross profit decrease was principally a result of the declining sales in the current year period as well as additions to its inventory reserve for obsolete inventory items.  The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements. Incorporating  more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets which may have a negative impact on gross profit in the fourth quarter and for the full year of 2001.

Operating expenses of $77.0 million decreased $6.0 million compared to the nine months ended September 30, 2000. Operating expenses, by component, changed as follows: Selling, general, and administrative expenses decreased by $5.9 million or 8.6% due primarily to on-going efforts to realign the cost structure as a result of lower revenues. Product Development expenses and Goodwill amortization remained relatively flat for the comparative periods.

Interest expense increased to $28.0 million during the nine months ended September 30, 2001 from $27.6 million during the nine months ended September 30, 2000. The increase was due mainly to a $17.7 million increase in debt related to Sponsor Notes offset by a lower outstanding balance on the New Facility and to declining interest rates.

Sundry income of $1.5 million increased $3.2 million during the nine months ended September 30, 2001 primarily due to the recognition of unrealized gains related to its derivative contracts in the current year and to higher foreign currency losses resulting from exchange rate fluctuations in the prior year.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $2.9 million for the nine months ended September 30, 2001 compared to a corresponding prior year period income tax benefit of $17.2 million on a pre-tax loss of $61.6 million.  The current income tax provision related to income from the Company’s international subsidiaries.  A valuation allowance was provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The increase had the effect of decreasing the Company’s effective tax rate to approximately 8.1% from a benefit of 28.0% for the corresponding prior-year period.

A $1.8 million extraordinary loss related to the early extinguishment of debt.  A $0.7 million loss from discontinued operations related to an adjustment to the estimated net realizable value of remaining assets related to its community banking business discontinued in 1999.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $13.5 million at September 30, 2001, compared with $23.8 million at December 31, 2000.  This decrease was due primarily to a net repayment of borrowings of $36.3 million and purchases of property, plant and equipment of $10.1 million, partially offset by cash flows provided by operating activities of $34.8 million and proceeds of $5.3 million from the issuance of Series B Preferred Stock (“Series B Preferred”) to Welsh, Carson, Anderson and Stowe (“WCAS”).

The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then “Stated Value”. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s board of directors.  Each share of Series B Preferred is convertible into shares of Common Stock at any time. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company, a division or a subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. As of September 30, 2001, the stated value of the Series B Preferred was $169.50.

The $34.1 million of cash provided by operating activities compares to $11.4 million of cash used in operating activities for the nine months ended September 30, 2000. The change for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000 was due primarily to the following items: a decrease in loss before extraordinary item of $5.5 million; an increase in interest paid in-kind of $6.1 million; a $17.8 million greater decrease in accounts receivable; a $17.4 million lower increase in other assets; a $10.6 million greater decrease in inventories and a $5.0 million greater decrease in accrued expenses and other liabilities.

At September 30, 2001, the Company’s principal outstanding debt instruments consisted of (i) a $100.0 million revolving credit facility (the “New Facility”) maturing May 30, 2006 (which is more fully described below), (ii)  $150.0 million of 7.5% Senior Notes due 2008, and (iii) $193.8 million of Sponsor Notes due 2009.  As of September 30, 2001, the Company’s foreign subsidiaries had no outstanding borrowings.  The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

The Company continually reviews its various lines of business to assess their contribution to the Company’s business plan and from time to time considers the sale of certain assets in order to raise cash or reduce debt.  Accordingly, the Company from time to time has explored and may explore possible asset sales by seeking expressions of interest from potential bidders.  However, the Company has not entered into any binding agreements or agreements in principle to sell any assets and there can be no assurance that any such asset sales will occur or, if they occur, as to the timing or amount of proceeds that such assets sales may generate.

General economic conditions, a recent significant weakening in demand for the Company’s systems solutions products offered by USS and the potential requirements to obtain performance bonds or similar instruments for future advances from a significant customer could have a material impact on the Company’s near-term liquidity.  The Company believes that it has sufficient financial resources available to support its anticipated requirements to fund operations and cash interest obligations over the next 12 months.

New Credit Facility

The New Facility, prior to amendment on November 8, 2001, was a $100 million revolving credit facility provided by Heller Financial, Inc., which will mature May 30, 2006. The interest rate on loans under the New Facility is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At September 30, 2001, the Company’s weighted average rate on the New Facility was 6.5%.  Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company’s available borrowing capacity.  The Company had $21.4 million available on the New Facility at September 30, 2001.  A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Efforts by Heller to syndicate the New Facility have been unsuccessful.  As a result of the failed syndication efforts of Heller and a desire of the Company to reduce commitment fee expenses, on November 8, 2001, the Company and Heller entered into an amendment to the New Facility which reduced the committed amount to $60.0 million while the sub-limit related to Letter of Credit availability was increased from $5.0 million to $20.0 million.  The sub-limit increase will allow the Company greater flexibility going forward to obtain performance bonds or similar instruments for future advances from a significant customer.

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  The Company had an outstanding balance on letters of credit totaling $0.7 million at September 30, 2001.  At September 30, 2001, the Company’s available borrowing base was approximately $50.6 million, of which $25.6 million was outstanding.

Under the New Facility, substantially all of the Company’s  domestic cash  receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be reborrowed subject to availability in accordance with the borrowing base formula.  Restricted cash at September 30, 2001 included the accompanying balance sheet represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.  The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  At September 30, 2001, the Company was in compliance with all covenants under the New Facility.

Derivatives

As of September 30, 2001, BancTec had three yen-denominated foreign currency forward contracts entered into in August 2000.  These instruments are recorded in the accompanying balance sheet at fair value with changes in fair value recorded to the Sundry line item in the accompanying income statement.  As of September 30, 2001, the Company had recognized an inception-to-date unrealized gain of approximately $1.3 million on these instruments.

Inflation has not had a material effect on the operating results of the Company.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  These statements establish accounting and reporting standards for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting.  SFAS No. 142 provides that goodwill and other intangible assets deemed to have indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning January 1, 2002.  The Company has not yet quantified the impact resulting from the adoption of these statements including the impact, if any, of completion of the transitional or annual impairment tests. However, the historical impact of not amortizing goodwill would have been to reduce the Company’s net loss by $0.8 million for each of the three months ended September 30, 2001 and 2000 and by $2.4 million for each of the nine months ended September 30, 2001 and 2000.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 is effective for the Company beginning January 1, 2002. The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position and results of operations.

Factors Affecting the Company’s Business and Prospects

From time to time, information provided by the Company or statements made by its employees may contain “forward–looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). The Company cautions investors that there can be no assurances that actual results or business conditions will not differ materially from those projected or suggested in such forward–looking statements as a result of various factors. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. There are many factors that affect the Company’s business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.

General Economic Conditions

The Company’s business partly depends on general economic and business conditions. The Company’s sales are to businesses in a wide variety of industries, including banking, financial services, insurance, health care, governmental agencies and others.  General economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

Delays or reductions in technology spending could have a material adverse effect on demand for BancTec’s products and services, and consequently on BancTec’s business, operating results, financial condition, and prospects.

Declining Financial Operating Results and Indebtedness

As a result of increased leverage and reduced performance over the last few years, certain negative consequences of the Company’s indebtedness could occur; however, the Company has seen few consequences to date.  The Company’s future operating flexibility may be impacted.  In addition, the Company may be more vulnerable to an increase in interest rates, a downturn in its operating performance or a decline in general economic conditions.

International Activities

The Company’s international operations are a significant part of the Company’s operations.  The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which products are sold.  Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

Fluctuations in Operating Results

The Company’s operating results may fluctuate from period to period and will depend on numerous factors, including: customer demand and market acceptance of the Company’s products and solutions, new product introductions, product obsolescence, varying product mix, foreign currency exchange rates and other factors. The Company’s business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company’s control. Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

Technological Changes and Product Transitions

The Company’s industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics.  The Company must incorporate these new technologies into its products and solutions in order to remain competitive. There can be no assurance that the Company will be able to continue to manage technological transitions.  A failure on the part of the Company to effectively manage these transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company.  In addition, the Company’s business depends on technology trends in its customers’ businesses.  Many of the Company’s traditional products depend on the efficient handling of paper-based transactions.  To the extent that technological changes impact the future volume of paper transactions, the Company’s traditional business may be adversely impacted.

Product Development Activities

The strength of the Company’s overall business is partially dependent on the Company’s ability to develop products and solutions based on new or evolving technology and the market’s acceptance of those products.  There can be no assurance that the Company’s product development activities will be successful, that new technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards or that products will achieve market acceptance. The Company believes that it is necessary for its products to adhere to generally accepted industry standards, which are subject to change in ways that are beyond the control of the Company.

BANCTEC, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

There were no material changes from the information reported in the Company's Form 10-K.

PART II

BANCTEC, INC.

Item 1.    Legal Proceedings

NONE

Item 2.    Changes in Securities and Use of Proceeds

In February 2001, the Company issued 35,520 shares of  $0.01 par value Series B Preferred Stock to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then “Stated Value”. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value is $5.3 million, plus accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events (for example, a merger or a sale of substantially all of the assets of the Company, a division or a subsidiary), and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments.  The Company is required to keep available approximately 640,000 shares for issuance upon conversion of all outstanding shares of Series B Preferred. The Preferred Stock issuance was exempt pursuant to the exemption offered by Section 4(2) of the Securities Act of 1933, as amended. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

Item 3.    Defaults Upon Senior Securities

NONE

Item 4.    Submission of Matters to a Vote of Security Holders

NONE

Item 5.    Other Information

On May 31, 2001, the Company replaced its existing bank debt facilities provided by a syndicate of lenders led by The Chase Manhattan Bank with a $100.0 million revolving credit facility (the “New Facility”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Efforts by Heller to syndicate the New Facility have been unsuccessful.  As a result of the failed syndication efforts of Heller and a desire of the Company to reduce commitment fee expenses, on November 8, 2001, the Company and Heller entered into an amendment to the New Facility which reduced the committed amount to $60.0 million while the sub-limit related to Letter of Credit availability was increased from $5.0 million to $20.0 million.  The sub-limit increase will allow the Company greater flexibility going forward to obtain performance bonds or similar instruments for future advances from a significant customer.

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  The Company had an outstanding balance on letters of credit totaling $0.7 million at September 30, 2001.  At September 30, 2001, the Company’s available borrowing base was approximately $50.6 million, of which $25.6 million was outstanding.

The interest rate on loans under the New Facility is equal to, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At September 30, 2001, the Company's weighted average rate is 6.5%.  Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased or decreased by up to 0.5% based upon the Company’s available borrowing capacity.  A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company’s  domestic  cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may  be  reborrowed subject to availability in accordance with the borrowing base formula.  Restricted cash at September 30, 2001 included the accompanying balance sheet represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.

The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. The Company believes this facility along with cash from operations will be sufficient to cover the next 12 months’ cash requirements.

Effective May 7, 2001, John D. Staedke was elected Chairman of the Board of Directors of the Company and Craig D. Crisman was elected President and Chief Executive Officer.  Mr. Crisman was previously Chief Executive Officer of Applied Magnetics Corporation.  Prior to joining Applied Magnetics Corporation, Mr. Crisman was Chief Executive Officer of several companies.

Effective May 7, 2001, Brian R. Stone was elected Senior Vice President and Chief Financial Officer of the Company. Mr. Stone has previously served as Chief Executive Officer of Magnetic Data Technologies and Acting Chief Financial Officer of Applied Magnetics Corporation.  Mr. Stone has also provided management consulting services to numerous U.S. companies.

Item 6.    Exhibits and Reports on Form 8–K

a)  Exhibits

3.1               Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2               Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3               By-Laws, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

4.1               Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.2               Securities Purchase Agreement dated as of September 22, 2000 with respect to Series A Preferred Stock, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

4.3               Securities Purchase Agreement dated as of February 27, 2001 with respect to Series B Preferred Stock, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.4               Indenture dated May 22, 1998 by and between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated August 28, 1998.

10.1             Loan and Security Agreement, dated as of May 30, 2001, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.2             First Amendment to Loan and Security Agreement, dated as of November 8, 2001, between Heller Financial, Inc. and BancTec, Inc. *

*                  Filed Herewith

b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated November 5, 2001, regarding the dismissal of Deloitte & Touche LLP as its independent accountant and the engagement of KPMG LLP as its independent accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCTEC, INC.

/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and
Chief Financial Officer

Dated:	November 14, 2001