Form 10-K
period 2001-12-31
BANCTEC INC
filed 2002-08-09
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-9859

BANCTEC, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-1559633
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 East Grauwyler Irving, Texas	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 579-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐ No: ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 1, 2002
Common Stock, $0.01 Par Value	17,003,838
Class A common stock, $0.01 Par Value	1,181,946

Aggregate market value of common equity held by non-affiliates:  Not applicable

BancTec, Inc.

Annual Report

on

Form 10-K

Year Ended December 31, 2001

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Factors Affecting the Company’s Business and Prospects set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosure About Market Risk in Item 7A, contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the items discussed in Factors Affecting the Company’s Business and Prospects set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below in this report, and items described in the Company’s other filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements.

PART I

ITEM 1. BUSINESS.

Overview

BancTec, Inc. (BancTec or the Company), a Delaware corporation, is a worldwide systems integration and services company that delivers solutions that address complex data and paper-intensive work processes. The Company employs comprehensive solutions by combining advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third party equipment. These solutions are subsequently maintained and supported by the Company’s service operations. The Company is also a leading provider of personal computer maintenance services for major computer companies, government and corporate customers. The Company employs worldwide approximately 3,200 people full-time and is headquartered in Irving, Texas.

Founded in 1972, the Company operates worldwide serving approximately 1,500 customers in over 20 countries, with international revenue in 2001 representing approximately one-third of total revenues.

The Company markets its portfolio of solutions to specific target markets in which it believes it has extensive business process expertise and certain competitive advantages and is able to maintain or achieve a leadership position.

In July 1999, BancTec entered into a recapitalization transaction. Welsh, Carson, Anderson & Stowe (“WCAS”), a private investment partnership and Convergent Equity Partners, L.P. (“Convergent”), formed Colonial Acquisition Corp., (“Colonial”) with WCAS owning 93.5% and Convergent owning 6.5%. Through the merger of Colonial into BancTec, WCAS acquired 17,003,838 shares of BancTec’s common stock and Convergent acquired 1,181,946 shares of BancTec’s Class A common stock. In connection with the recapitalization, each previously outstanding share of BancTec common stock was converted into the right to receive $18.50 in cash, totaling approximately $360.2 million, and simultaneously canceled. Funding for the distribution to the former BancTec shareholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor Notes, and the Revolving Credit Facility discussed in the notes to the Consolidated Financial Statements. In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to stockholders’ equity.

Holders of both common stock and Class A common stock are entitled to one vote per share. The Class A holder is entitled to one seat on the Company’s Board of Directors.

In addition, WCAS owns Series A preferred stock (“Series A Preferred”) which includes warrants, and Series B preferred stock (“Series B Preferred”) which includes conversion rights.

WCAS is strategically focused on the acquisition of information services, health care and telecommunications companies, traditionally investing for growth. WCAS manages more than $12.0 billion for corporate and public pension funds, university endowment funds and other institutional investors.

U.S. Solutions and International Solutions. U.S. Solutions (“USS”) and International Solutions (“INTL”) offer similar systems integration and business process solutions and services, and market to similar types of customers. The solutions offered primarily involve high volume transaction processing using advanced technologies and processes. Key applications include payment and check processing, document imaging and workflow, as well as related ongoing service and support. The Company’s powerful, high-volume integrated systems deliver important benefits to some of the world’s largest credit card companies and major banks. In addition, these segments provide their products and services to other customers, including financial services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and transportation firms.

The Company combines its extensive business application knowledge with a full range of software and equipment offerings for complex transaction processing environments. The Company’s integrated systems generally incorporate advanced applications software developed by the Company and by third parties. These solutions may also include hardware developed and manufactured by the Company as well as by third parties. USS and INTL offer the following process services and solutions:

Document Imaging Solutions. The Company’s image systems capture, digitize and process check and other document images, including utility, telephone, retail and credit card bills, mortgage coupons, sales drafts, airline tickets, tax notices and other financial documents. These imaging systems are also used by banks for high volume check-processing applications such as proof-of-deposit and image statement preparation. Other Company offerings provide image-based solutions for check exception handling, enabling financial institutions that handle large volumes of checks to reprocess more efficiently items that were rejected in normal operating cycles.

The Company’s financial document imaging products utilize an open systems architecture platform which enables customers to add industry standard hardware and software components to improve processing capabilities. The Company typically sells these products to end-users.

Document and Check Processing Equipment Products. The Company manufactures low, medium, and high-speed document reader/sorters and related components that read magnetic ink character recognition and optical character recognition data from financial documents and sort the documents according to established patterns. The Company’s high-speed, full-page scanners utilize photo-optical technology, gray scale image capture capabilities, character recognition software and high precision document transports to scan and digitize full-sized business documents such as invoices, statements and business forms. The Company markets these products and solutions to end-users, other manufacturers and various resellers and systems integrators throughout the world.

The Company markets a full range of consumable supplies that complement the Company’s document processing systems. The Company also manufactures and markets microfilm cameras, image cameras, MICR encoders, ink jet components and various peripheral equipment. The Company’s original equipment manufacturer (“OEM”) products are sold with a 90-day warranty from the date of shipment.

Installation and Maintenance of the Company’s Products. The Company installs and provides maintenance and support services for its own products, including document reader/sorters and scanners. The Company employs customer service engineers located in the United States and international locations to service the Company’s installed equipment. The Company’s maintenance contracts usually include both parts and labor, and the one-year contracts are typically renewed annually for five to seven years.

Archive Solutions.  BancTec’s multi-tiered archival system is targeted to support industry efforts to reduce and eventually eliminate the multiple handling of checks and documents through truncation and electronic check presentment initiatives. The systems also improve accessibility to the data and reduce access time. The Company believes that this technology also has application for other market segments.

Plexus(R) Products. The Company offers a complete suite of internet-enabled document imaging and workflow software solutions under the Plexus(R) brand designed for high-volume, complex and distributed environments. These software products offer workflow, data management and forms processing capabilities that enable users to automate, coordinate and streamline business processes. The products are also incorporated into the Company’s application solutions to enhance functionality and provide competitive distinction.

Computer and Network Services. The Company is a leading provider of personal computer repair services in the United States. The Company provides such services to many companies, including Fortune 1000 companies, and consumers. Computer and Network Services (“CNS”) is structured around the following three customer areas:

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

OEM partner relationships. The focus of the CNS OEM partner relationship group is on providing fulfillment services and related support to manufacturers of desktop/enterprise products. CNS provides OEMs with access to CNS’ extensive national field service organization, while enabling the OEMs to focus on the production process and customer requirements.

Fortune and retail market accounts. The Fortune and retail accounts group is charged with serving those customers that have support needs consistent with their core competencies in desktop/enterprise applications while leveraging CNS’ nationwide service organization. Typical customers require national service in order to support their various sites. Agreements with these customers require flexibility to manage support needs ranging from high-priority mission-critical systems to office automation with lower-priority support requirements.

Reporting Structure

In 1999, the Company reported its operations as two primary businesses, Worldwide Financial Systems (“WFS”) and CNS. The operations of WFS included manufacturing and supplies, maintenance of Company- manufactured products, integrated systems, and Plexus products. The CNS operations included personal computer repair services and administration of third party extended warranties. Later in 1999, the Company separated WFS into two separately-managed reportable segments based on geographical areas, North American Systems (“NAS”) and International Systems. As a part of the reporting structure realignment discussed below, International Systems has been renamed International Solutions. INTL consists of operations throughout the world excluding North America.

Effective the first quarter of 2001, the reporting structure was realigned. Under this realigned structure, NAS was renamed U.S. Solutions and excluded Canadian operations and Plexus products. The then newly formed Advanced Enterprise Solutions division (“AES”) and Plexus products were grouped together into a segment identified as (“Other”). Reporting for INTL included the Canadian operations.  Canadian operations were not material to USS nor to INTL operations. Under the realigned structure, the composition of CNS remained unchanged.

The Company recently realigned its reporting structure and will begin reporting under the new alignment in the first quarter of 2002. Under this new structure, USS includes AES and U.S. operations of Plexus products. INTL reporting includes the international operations of Plexus products.  The composition of CNS remains unchanged.

Geographical Locations

There are no significant risks associated with foreign operations other than the fluctuation of international currencies (in Europe and Japan), political environments and economic cycles.

Product Development

The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 200 people for such activities as of July 1, 2002.

The following table sets forth the Company’s product development expenses:

	For the years ended December 31,
	2001	2000	1999
	(dollars in thousands)

Product Development Expenses	$17,744	$20,181	$15,917
Percent of Total Revenue	3.5%	4.1%	3.0%

The Company develops strategic partnerships to conduct its business in the most effective and efficient manner possible. There can be no assurance that the Company’s development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adapting new technology and introducing new products to the market.

Current expenditures are concentrated on developing new applications for the Company’s product lines and improving and expanding existing products. The Company is currently focusing on payment, check and document processing technology, Electronic Data Management (“EDM”) solutions and significant hardware enhancements.

Electronic Data Management. BancTec’s EDM business is organized around the creation of a set of high level reusable components that form the basis of vertical solutions for specific markets. Components of this suite are called eFIRST(TM) Forms+, eFIRST Case+ and eFIRST Archive+. BancTec’s EDM solutions are differentiated from competitors in that the Company’s solutions are constructed from the complete, pre-integrated eFIRST components. As a result, any integration issues are addressed at the product level so that the customer- solution level is a seamless event with respect to integration issues. Flexibility and robustness of the solution enable customers to adapt the scalable system as their business needs change. Among the target uses for which eFIRST solutions are well-suited include complex and large-scale invoicing and billings systems, customer relationship management systems, applications handling such as subscriptions, account openings, governmental, including immigration visa handling, social security claims and records management, and insurance claims handling. Three core modules exist in the eFIRST suite of solutions - forms processing, case management, and archiving - which can be integrated within the same environment and expanded.

eFIRST Forms focuses on interaction between customers and suppliers and addresses certain problems of hybrid environments. eFIRST Forms captures data from many types of interaction such as e-mail, web, scanned documents, faxes and web- forms. From these various types of sources, eFIRST Forms extracts useful data previously thought unsuitable for such purposes as general correspondence, non- standard invoices and delivery notes. eFIRST Archive addresses the other end of the business transaction - the secure structured repository. eFIRST Archive enables the creation of structures for information which relate to the way business is conducted, facilitating the meaningful grouping of different kinds of stored objects such as scanned images, mainframe records, and word document files. eFIRST Archive can be searched using specific indices or across all objects’ contents for certain keywords or phrases which can be specified long after the data has been stored. eFIRST Case focuses on the interaction between the customer channel and repository - the processes and interfaces which constitute the core competencies of businesses and how value is added through the application of accumulated knowledge and data to their raw customer inputs, e.g., developing meaningful electronic pathways, and collating information from many sources. eFIRST Case addresses these issues by providing a technology platform and user tools to construct workflows, data views, user environments and access permission models that draw in existing systems and people.

Archive Solutions. The Company’s ImageFIRST(R) OpenARCHIVE(TM) solution is a web-enabled high-speed transaction archival system that provides the tools to manage, store, retrieve, and deliver an unlimited amount of check payment data and images. OpenARCHIVE’s indexing feature allows management of the aging of images to optimize performance of the storage tiers in the archive. In addition, query selection templates and fields displayed for item research are configurable and flexible which simplify finding specific data and images. The Image Hosting Application Program Interface (“IHAPI”) is a collection of interfaces that provides the capability for third-party applications to access data and images stored in OpenARCHIVE. The IHAPI image enables many banking applications, including exceptions and returns processing, signature verification, research and adjustments, fraud detection, statements, Internet banking, and cash management.

Hardware Enhancements. In 2002, the Company plans to continue development and enhancements to what it believes to be the industry’s most complete portfolio of document transport products. Among these products is the Company’s X-Series(TM) Reject Repair System, a comprehensive integrated solution that offers data correction, heat strip application, and encoding in a single operation. This X- Series product integrates multiple steps into a one-step, efficient operation that automatically completes a significant daily reject volume with no operator intervention. In a single step, the X-Series can process rejected checks, apply stripping, encode the corrected MICR line, and sort these items back for subsequent processing, thereby reducing the per item cost and increasing processing efficiency. Once the items are stripped and MICR encoded, and front or back audit trails and programmable endorsements are complete, BancTec cameras can capture a downstream image of all items, providing a more accurate record of the completed transaction for research purposes. Other key development efforts remain focused on character recognition, image improvements (gray scale snippeting, character engine improvements, wavelet compression, improved gray scale and color quality and delivery) and Image Quality Assurance for real-time reading to improve monitoring and detection of image quality in the Company’s transport and scanner product lines.  In addition to its reject / repair processing capability, during 2002, the Company plans to introduce a price-competitive X-Series to the remittance and POD markets, positioning the transport as a multi-application platform.

Sales and Distribution

The Company primarily relies on its internal sales force. BancTec’s distribution strategy is to employ multiple delivery channels to achieve the widest possible distribution. The Company’s products are sold to end-users, distributors, OEMs, value-added resellers and systems integrators.

International sales are subject to various risks, including fluctuations in exchange rates, import controls and the need for export licenses.

Customer Diversification

For the year ended December 31, 2001, one customer, Dell, accounted for 12.2% of the total revenue of the Company. For the years ended December 31, 2000 and December 31, 1999, respectively, no single customer accounted for more than 10.0% of the total revenue of the Company. The Company’s ten largest customers accounted for 38.1%, 34.2%, and 25.0% of the Company’s revenues for the years ended December 31, 2001, 2000, and 1999, respectively.

Competition

In marketing its products and services, the Company encounters aggressive competition from a wide variety of companies, some of which have substantially greater resources than BancTec. The Company believes that functionality, performance, quality, service and price are important competitive factors in the markets in which it operates. Generally, the Company emphasizes industry knowledge, unique product features, flexibility, quality and service to configure unique systems from standard components in its competitive efforts. While the Company believes that its offerings compete favorably based on each of these elements, the Company could be adversely affected if its competitors introduce innovative or technologically superior solutions or offer their products at significantly lower prices than the Company. No assurance can be given that the

Company will have the resources, marketing and service capability, or technological knowledge to continue to compete successfully.

Backlog

The Company believes that backlog is not a meaningful indicator in understanding BancTec’s business nor a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories and the relative portion of net revenue related to the Company’s services businesses. In addition, any backlog information would exclude CNS contracts, recurring hardware and software maintenance contracts, and contracts for sales of supplies. Further, the Company’s backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company’s products and exchange rate fluctuations, and accordingly, is not necessarily indicative of the level of future revenue.

Manufacturing - Suppliers

The Company’s hardware and systems solutions are assembled using various purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. The Company has not experienced, nor does it foresee, any significant difficulty in obtaining necessary components or subassemblies; however, if the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries.

Patents

The Company owns numerous U.S. and foreign patents and holds licenses under numerous patents owned by others. The Company also owns a number of registered and common-law trademarks in the U.S. and other countries relating to the Company’s trade names and product names.

The validity of any patents issued or that may be issued to the Company may be challenged by others and the Company could encounter legal difficulties in enforcing its patent rights against infringement. In addition, there can be no assurance that other technology cannot or will not be developed or that patents will not be obtained by others that would render the Company’s patents obsolete. Management does not consider the Company’s patents and licenses to be essential to the ongoing operations of the Company.

Employees

At July 1, 2002, the Company employed approximately 3,200 full-time employees. None of the Company’s employees is represented by a labor union. The Company has never experienced a work stoppage.

ITEM 2. PROPERTIES.

The principal executive offices of the Company are located in its Irving, Texas facility.

The Company consolidated additional personnel at its Irving, Texas facility in January 2002, vacating substantially all (90%) of an owned facility in Dallas, Texas.  The Company recorded an impairment charge of $1.5 million during the fourth quarter of 2001 and the facility is currently being offered for sale.

As of July 1, 2002, the Company owned or leased numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any of the Company’s principal facilities could have an adverse impact on operations in the short term. The Company has the option to renew its facility leases or can replace them with alternate facilities at comparable cost. The Irving manufacturing facility, which the Company owns, is the primary location for the Company’s administration, assembly and manufacturing activities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings.  None of the current proceedings is expected to have an outcome which is material to the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

None.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998	December 31, 1997
	(In thousands)

Revenue	$505,737	$487,707	$534,590	$556,097	$560,996
Income (loss) from continuing operations before income taxes	(60,520)	(103,192)	(35,842)	11,546	69,353
Income (loss) before extraordinary item	(67,944)	(144,850)	(11,197)	4,813	42,614
Net income (loss)	(45,826)	(144,850)	(11,197)	4,813	42,152

Total assets	315,049	399,752	473,105	520,312	498,343
Working capital	(8,970)	84,718	130,448	144,405	61,335
Long-term debt, less current maturities	304,798	388,112	350,500	150,352	11,854
Mandatory redeemable preferred stock	13,151	11,638	0	0	0
Stockholders’ equity (deficit)	(212,517)	(167,342)	(21,738)	220,081	260,523

In September 1999, the Company completed the sale of its community banking business to Jack Henry and Associates. For financial statement purposes, the sale was treated as a discontinued operation. As a result, the financial data above has been restated for 1999 and prior years to reflect the continuing operations of the Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

The following discussion contains forward–looking statements as that term is defined in the PSLRA. See "Forward-Looking Statements." The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward–looking statements as a result of various factors, including those described below under the caption “Factors Affecting the Company’s Business and Prospects”.

The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time.

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the year ended December 31, 2001.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  Additionally, in the third quarter, the USS segment experienced additional unexpected revenue declines, the duration of which the Company cannot predict.  In response to the continued difficult business climate, the year-end planning process and the development of the 2002 operating plan, the Company has undertaken a process of evaluating the recovery of all its investments in inventory and long-lived assets.  This evaluation has resulted in write-downs and impairments of inventory and other long-lived assets in response to current business conditions and other decisions reached during the planning process.

Expected economic and business conditions into 2002 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  The general economic conditions have recently caused a significant weakening in demand for systems solutions products offered by USS. The Company has concentrated its emphasis on cost reductions and on existing offerings.

Product development efforts are focused on Electronic Data Management (“EDM”) solutions, OpenARCHIVE™ and other archive solutions, and hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion addressing, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note A of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•                  Revenue recognition

•                  Allowance for doubtful accounts

•                  Inventory valuation

•                  Intangible assets and goodwill

•                  Income taxes

Revenue Recognition. The Company derives revenue from primarily two sources- 1) product sales- systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufacturedequipment and third party equipment,and 2) services- which consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and sales of hardware where the software is not incidental. For those transactions that involve acceptance certificates, the Company recognizes revenue upon receipt of the acceptance certificate, or when it can be objectively demonstrated that acceptance criteria have been met.  For hardware transactions where software is considered incidental, or no software is included, revenue is recognized when the product has been delivered and all obligations have been fulfilled.

The Company recognizes revenue from sales of equipment and supplies upon delivery and transfer of title or upon customer acceptance.

Maintenance contracts are primarily one year in duration and the revenue generated is recognized ratably over the term of the contract.

The Company recognizes hardware and software revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. At the time of the transaction, the Company determines whether the fee associated with revenue transactions is fixed or determinable and whether or not collection is reasonably assured. The Company determines whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are generally 30 days from invoice date, the Company recognizes revenue as the fees become due. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of the fee is not reasonably assured, the Company defers the revenue and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, the Company generally uses either a binding purchase order or signed sales agreement as evidence of an arrangement.

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed on a “per call” basis.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts relate to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company analyzes trade receivables, and analyzes historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

Inventory Valuation. The Company periodically evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.

Intangible Assets and Goodwill. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the Company determines that the carrying value of identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more indicators of impairment, the Company assesses the recoverability of the intangibles by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations, to the extent they remain separately identifiable. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company’s average cost of funds. Net intangible assets and goodwill amounted to approximately $48.3 million as of December 31, 2001. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, the Company ceased to amortize goodwill at January 1, 2002. The Company recorded approximately $3.2 million of goodwill and intangible amortization during 2001. In lieu of amortization, SFAS No. 142 requires the Company to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 will require the Company to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when the carrying value of a reporting unit exceeds its fair value. The Company may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The Company is required to complete the initial impairment review by June 30, 2002. Any transitional impairment loss, which could be significant, will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

Income Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which would be included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that the Company believes recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance in a period, the Company must include an expense within the tax provision in the statement of operations. The Company has recorded a valuation allowance to reduce the carrying amount of recorded deferred tax assets representing future deductions. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

DISCONTINUED OPERATIONS

In 1999, BancTec completed the sale of substantially all of the net assets of its community banking business to Jack Henry and Associates (“JHA”). The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. During 2001 and 2000, an additional pre-tax charge of $0.7 million and $1.7 million, respectively, was accrued representing changes in estimate for additional expenses related to the Company’s obligation to complete certain development activities, thereby reducing the net pre-tax gain to $17.9 million. For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Revenues from the community banking business were $20.7 million in 1999.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2001 and December 31, 2000

Consolidated revenue of $505.7 million for the year ended December 31, 2001 increased by $18.0 million or 3.7% from the prior year. The increase occurred primarily in INTL of $34.5 million and CNS of $5.5 million, offset partly by a decrease in USS of $24.6 million. Approximately $31.1 million of the INTL increase is non-recurring and resulted from the impact of longer acceptance periods on highly customized products.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  The remainder of the INTL increase was a combination of the increases in EDM solution sales by the Company’s subsidiary in Japan, partially offset by a decrease in the Company’s European traditional businesses due to the Company’s targeted sales focus.  The increased revenue from the CNS operations was primarily attributable to growth in repair revenues in the OEM market during 2001.  The remainder of the CNS increase was primarily due to strategic alliances comprised of its outsource and system integration partners. The USS decrease was principally in its integrated business solutions and manufacturing businesses.  Lower revenues from hardware and software sales due to general economic conditions, increased pricing pressures, competition, and the impact of longer acceptance periods on highly customized products accounted for a significant portion of the decrease. Additionally, increased competition in maintenance and products reaching the end of their useful lives contributed to a loss of business in that area.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and a general decline in international currencies, especially the Euro and the Yen.

Consolidated gross profit of $83.4 million increased by $37.0 million or 79.7% from the prior year. The increase occurred primarily in CNS of $24.3 million and INTL of $15.0 million, offset partly by a decrease in USS of $10.6 million. CNS’ gross profit increase was primarily attributable to an improved labor model, effectively capping costs on some jobs with additional benefit provided through a reduction in support costs, including streamlining the number of districts and the expanded automation of its call center operations. Approximately $4.0 million of the INTL increase is non-recurring and resulted from the impact of longer acceptance periods on highly customized products.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  The remaining INTL increase occurred primarily from a margin improvement by the Company’s subsidiary in Japan, partially offset by a decrease in the Company’s European traditional businesses. The margin decline in the Company’s subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses, as well as a weakening of the Euro and other European currencies. The USS gross profit declines occurred principally in its integrated business solutions, and manufacturing businesses and was due primarily to lower than expected revenues and increased costs. Contracts deemed to be in loss positions, thereby requiring an acceleration of expense recognition, decreased in comparison to 2000, when $11.1 million of expense related to loss contracts was recognized. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

Operating expenses of $108.6 million decreased $5.2 million compared to the prior year. Operating expenses, by component, changed as follows: Product development expenses decreased by $2.4 million or 12.1% primarily due to concentration on developing targeted new applications for the Company’s product lines and selective expansion of existing products. Selling, general, and administrative expenses decreased by $2.8 million or 3.1% due primarily to on-going efforts to realign the cost structure as a result of lower revenues.  Goodwill amortization remained relatively flat for the comparative periods.

Interest expense decreased to $35.5 million in 2001 from $37.3 million in 2000. The decrease was due mainly to a lower outstanding balance on revolving credit facilities, declining interest rates and the repurchase of a portion of the Senior Notes, partially offset by a $17.7 million increase in debt related to Sponsor Notes.

Sundry items resulted in a net expense of $0.6 million during the year ended December 31, 2001 as compared to a net income of $0.7 million during the prior year primarily due to higher foreign currency losses resulting from exchange rate fluctuations in 2001 compared to the prior year.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $6.7 million for the year ended December 31, 2001 compared to a corresponding prior year period income tax provision of $39.4 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries and a valuation allowance provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The Company’s effective tax rate was approximately (17.2)% for the year ended December 31, 2001 as compared to (38.2)% for the prior year.

The Company recognized a $23.9 million extraordinary gain resulting from the repurchase of Senior Notes with a face amount of $39.0 million. The Company recognized a $1.8 million extraordinary loss resulting from the early extinguishment of debt.  A $0.7 million loss from discontinued operations resulted from an adjustment to the estimated net realizable value of remaining assets related to the Company’s community banking business discontinued in 1999.

Comparison of Years Ended December 31, 2000 and December 31, 1999

Consolidated revenue of $487.7 million for the year ended December 31, 2000 decreased by $46.9 million or 8.8% from the prior twelve-month period. The decline occurred primarily in NAS of $44.2 million and INTL of $34.3 million, offset partly by an increase in CNS of $31.6 million. The NAS decrease primarily related to continued downward pressure on its traditional businesses, lower Plexus software sales, and lower large systems sales in Canada. The INTL decrease occurred primarily in the Company’s European traditional businesses, offset significantly by increases in EDM solution sales in the Company’s subsidiary in Japan. Factors contributing to the overall decline in revenues include lower corporate customer spending for large systems solutions as a result of the weakening economy, mergers, on-going competitive pressures, and a general decline in international currencies, especially the euro. The increased revenue from the CNS maintenance and other services is primarily attributable to the expansion of CNS’ capabilities to offer multi-vendor services for desktop and network products during 2000, comprised mostly from its Galileo contract which began in the first quarter. The remainder of the CNS increase is primarily due to on-going OEM partner relationships, and to strategic alliances comprised of its outsource and system integration partners.

Consolidated gross profit of $46.4 million decreased by $57.6 million or 55.4% from the prior year. The primary declines occurred in NAS and INTL of $41.3 million and $15.8 million, respectively. CNS’ gross profit declined slightly for the same periods due to higher costs, particularly those related to the 2000 expansion of capabilities, enabling the offering of multiple-vendor services for desktop and network products. The NAS gross profit declines occurred principally in its integrated business solutions, Plexus, and manufacturing businesses in 2000 compared to 1999 and was due primarily to lower than expected revenues and increased costs. The Company is currently in a period of transitioning its product lines, which has had the impact of decreased sales of established higher-margin traditional products. Some of these existing products are being replaced with newly-developed and initially lower margin products. As part of an on-going review of contracts and as a result of delayed implementations, certain contracts were deemed to be in loss positions, thereby requiring an acceleration of expense recognition into 2000. The impact of recognizing these previously inventoried costs and costs-to-complete accruals resulted in additional expenses totaling $11.1 million in 2000. The INTL decline was further attributable to the weakening of the Euro and other European currencies. As a result, in 2001, the Company narrowed its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements. Incorporating more third party products into the Company’s solutions rather than developing the products enabled the concentration of efforts and expenditures on the target items. The INTL decline occurred primarily in its European traditional businesses, partially offset by a margin improvement in the Company’s subsidiary in Japan. The margin decline in the Company’s subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses.

Operating expenses of $113.8 million decreased $4.4 million compared to the prior year. Operating expenses, by component, changed as follows: Product development expenses increased by $4.3 million or 26.8% primarily due to concentration on developing new applications for the Company’s product lines and expanding existing products. Selling, general, and administrative expenses decreased by $5.7 million or 5.9% due primarily to higher expenses related to the recapitalization transaction (the “recapitalization”). In addition, lower revenues and on-going efforts to realign the cost structure beginning in the 1999 third quarter resulted in a reduction in operating costs. Goodwill amortization decreased by $3.0 million or 48.0% due primarily to a fourth quarter 1999 write-down of $2.1 million.

Interest expense increased to $37.3 million in 2000 from $22.7 million in 1999. The increase was due mainly to a $16.1 million increase in debt related to subordinated unsecured notes (the “Sponsor Notes”) issued to the Company’s primary owners at the recapitalization date, to increased short-term borrowings, and to a higher leveraged position for the full year. See additional discussion in the Liquidity and Capital Resources section of this document.

Sundry income of $0.7 million increased $0.2 million in 2000 primarily due to gains recognized on yen-denominated foreign currency forward contracts partially offset by higher foreign currency losses resulting from exchange rate fluctuations in 2000 compared to the prior year.

A pre-tax loss from continuing operations of $103.2 million for the year ended December 31, 2000 resulted in an income tax expense of $39.4 million as compared with an income tax benefit in 1999 of $13.3 million on a pre-tax loss from continuing operations of $35.8 million. The Company provided a valuation allowance increase to reduce its deferred tax assets to an amount management believes is more likely than not to be realized. The increase had the effect of decreasing the Company’s effective tax rate to (38.2)% from the 1999 rate of 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving lockbox agreement, as discussed below, which matures May 30, 2006, and by internally generated funds from improved cash flows from operations. Funds availability under the revolving lockbox agreement will be determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  General economic conditions, the current weakness in demand for the Company’s systems solutions products offered by USS and the requirement to obtain performance bonds or similar instruments for future advances from a significant customer could have a material impact on the Company’s future liquidity.

The Company’s cash and cash equivalents totaled $28.6 million at December 31, 2001, compared with $23.8 million at December 31, 2000. Working capital decreased $93.7 million to ($8.9 million) at December 31, 2001.  The change in working capital included a decrease in accounts receivable of $24.3 million resulting from improved collections, a decrease of $31.3 million in inventories, net as a result of decreased spending and write-downs from the Company’s periodic evaluation of inventory and an increase of $29.0 million from the replacement of term debt and the Company’s prior revolving credit facility with the revolving lockbox agreement.  The Company used cash generated from the improved collections and cash conserved from decreased spending on inventories to reduce the Company’s long term debt, as further described below.

During 2001, the Company relied primarily on cash flows generated from operating activities, short-term borrowings under its revolving lockbox agreement, and a capital contribution from its primary owners to fund operations. At December 31, 2001 the Company had available $19.8 million of borrowing capacity under the New Facility, of which the Company can draw $9.8 million.

Operating activities provided $65.8 million and $4.5 million of cash in 2001 and 2000, respectively. The $61.3 million increase was due mainly to a decrease in the loss from continuing operations of $75.3 million and a $53.0 million impact on inventories (changed from prior year’s increase of $21.7 million to a current year decrease of $31.3 million), partially offset by uses of $31.3 million and $34.4 million, respectively, in the prior year related to the Company’s deferred tax assets and the Company’s other accrued expenses and liabilities. See the discussion in Comparison of Years Ended December 31, 2001 and December 31, 2000 for the factors contributing to the decreased net loss.

Investing activities used net cash of $13.7 million during 2001 compared to cash used of $19.3 million in 2000. The $5.6 million decrease was due primarily to lower purchases of property, plant and equipment in 2001.

Financing activities used $45.1 million of net cash in 2001 compared to net cash provided of $21.6 million in 2000. The $66.7 million change related primarily to the reduction of Company’s debt. The cash provided in 2000 related primarily to proceeds from the issuance of Series A Preferred of $15.0 million and to additional short-term borrowings of $6.6 million.

At December 31, 2001, the Company’s principal outstanding debt instruments consisted of (i) $25.0 million outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $111.0 million of 7.5% Senior Notes due 2008, and (iii) $193.8 million of Sponsor Notes due 2009.  As of December 31, 2001, the Company’s foreign subsidiaries had outstanding borrowings of $3.8 million.  The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Bank Debt Facilities. Certain provisions of the Company’s July 1999 credit agreement with financial institutions were amended twice in the first two quarters of 2000 and again in the third quarter of 2000. As a result of the amendments, interest rates under the credit agreements increased from LIBOR plus 2.75%, or prime plus 1.75%, to LIBOR plus 3.25%, or prime plus 2.25%, at the beginning of 2000. Under these amended covenants, less restrictive EBITDA, capital expenditure provisions and other financial covenants were required of the Company for the remaining quarters of 2000.  The amendment in the third quarter of 2000 was agreed to in consideration for an increase in the guarantee to the Lenders by the Company’s primary owners, WCAS (also referred to as the “Sponsor”), from $10.0 million to $35.0 million, and for the Company’s receipt of $15.0 million in cash proceeds from a preferred stock issuance to WCAS. The Company refinanced these bank debt facilities on May 31, 2001.

New Credit Facility. On May 31, 2001, the Company replaced the term loan and revolver with a new $100 million revolving credit facility (the “New Facility”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006. The interest rate on loans under the New Facility is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At December 31, 2001, the Company’s weighted average rate on the New Facility was 4.9%.  Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when available borrowing capacity falls below (1) $17.5 million and (2) $12.5 million (total rate increase of 0.5%) or decreased by 0.25% increments when available borrowing capacity exceeds (1) $22.5 million and (2) $27.5 million (total rate decrease of 0.5%).  The Company had $19.8 million of remaining availability on the New Facility at December 31, 2001, of which the Company can draw $9.8 million.  A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

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

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens securing the Company’s existing Senior Notes. Funds availability under the New Facility will be determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  The Company had an outstanding balance on letters of credit totaling $0.2 million at December 31, 2001.  At December 31, 2001, the Company’s available borrowing base was approximately $45.0 million, of which $25.0 million was outstanding.

Under the New Facility, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans (thereby restricting the use of cash for dividend payments or non-scheduled principal payments on other indebtedness), which may be reborrowed subject to availability in accordance with the borrowing base formula.  Restricted cash at December 31, 2001 of $2.0 million represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.  The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  At December 31, 2001, the Company was in compliance with all covenants under the New Facility. The Company has not been in compliance with the reporting requirements of the New Facility for the year ended December 31, 2001. Heller has agreed to waive this non-compliance upon the Company's delivery of the financial statements in this Form 10-K.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. The Company was in compliance with all financial covenants at December 31, 2001, 2000 and 1999.  During the fourth quarter of 2001, the Company repurchased Senior Notes with a face amount of $39.0 million. The Company wrote off a proportionate share of deferred financing fees, totaling approximately $0.2 million, resulting in an extraordinary gain of approximately $23.9 million.  The Company has not been in compliance with the reporting requirements of the Senior Notes for the year ended December 31, 2001 and for the three months ended March 31, 2002. Delivery of the financial statements in this Form 10-K and the financial statements in the Company’s Form 10-Q for the first fiscal quarter of 2002 will remedy this non-compliance condition.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes bear interest at 10.0%, due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  For the years ended December 30, 2001 and 2000, the Company increased the outstanding deferred interest notes by $17.7 million and $16.1 million, respectively.  The increase was comprised of the $4.0 million quarterly deferrals, plus financing fees and interest thereon. At December 31, 2001, the Company had $33.8 million outstanding in deferred interest notes. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS did not elect to defer the December 2001 quarterly payment and currently does not intend to elect deferral of the quarterly payments in the near future.

Preferred Stock – Series A.  The Series A Preferred has an annual cash dividend rate of 7.0% of the then “Stated Value”. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when and if declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends. The Company shall redeem all of the outstanding shares of Series A preferred stock on September 22, 2008 or at an earlier date upon the occurrence of certain other events, as defined in the Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock. The Company has the option to redeem the Series A Preferred at any time by paying for each share the Stated Value per share as of the redemption date.  Each share of Series A Preferred includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share.

Common stock exercisable by the warrant totals 750,000 shares and may be exercised at any time from the date of purchase to September 22, 2008. As of December 31, 2001, the Stated Value of the Series A Preferred was $163.63.

Preferred Stock – Series B.  The Series B Preferred has a cumulative annual cash dividend rate of 25.0% of the then “Stated Value”. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when and if declared by the Company’s Board of Directors.  Each share of Series B Preferred is convertible into shares of Common Stock at any time by paying for each share the Stated Value per share as of the redemption date. The Company has the right to redeem the Series B Preferred at any time. In addition, upon the occurrence of certain events, as defined in the Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock, and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. As of December 31, 2001, the Stated Value of the Series B Preferred was $183.89.

Foreign Credit Agreements. The outstanding balance on foreign credit agreements as of December 31, 2001 was $3.8 million, payable in Japanese yen. The terms on the agreements ranged from 30 to 60 days at interest rates up to 1.4%. The Company had no outstanding foreign credit balances as of December 31, 2000.

Derivatives. In the fourth quarter of 2001, the Company settled three yen-denominated foreign currency forward contracts entered into in August 2000. The Company realized a gain of approximately $1.7 million in Sundry, net from the three yen-denominated foreign currency forward contracts, having recognized $1.1 million and $0.6 million, respectively, for the years ended December 31, 2001 and 2000. These instruments had been recorded in the balance sheet at fair value with changes in fair value recorded to the Sundry line item in the accompanying income statement. At December 31, 2001, the Company was not a party to any derivative financial instruments.

Inflation has not had a material effect on the operating results of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and, after its adoption, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (discussed below) after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective as of January 1, 2002.  Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill.  The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company is currently evaluating whether impairment exists under the provisions of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company has not determined the impact of the provisions of SFAS No. 143 on its financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

Disposed Of.” The Company will adopt SFAS No. 144 in fiscal year 2002. The Company has not determined the impact of the provisions of SFAS No. 144 on its financial condition or results of operations.

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” . Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt during the second quarter of 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities".  SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

From time to time, information provided by the Company or statements made by its employees may contain “forward–looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward–looking statements as a result of various factors. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. There are many factors that affect the Company’s business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.

General Economic Conditions

The Company’s business partly depends on general economic and business conditions. The Company’s sales are to businesses in a wide variety of industries, including banking, financial services, insurance, health care and governmental agencies.  General economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

Delays or reductions in technology spending could have a material adverse effect on demand for BancTec’s products and services, and consequently on BancTec’s business, operating results, financial condition, and prospects.

Dependence on Suppliers

The Company’s solutions products are dependent on quality components that are procured from third-party suppliers.  Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of the Company’s products), a shortage of components and reduced control over delivery schedules (which can adversely affect the Company’s manufacturing efficiencies) and increases in component costs (which can adversely affect the Company’s profitability).

The Company has several single-sourced supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations.  If these sources are unable to provide timely and reliable supply, the Company could experience manufacturing interruptions, delays or inefficiencies, adversely affecting its results of operations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

Declining Financial Operating Results and Indebtedness

As a result of increased leverage and reduced performance over the last few years, certain negative consequences of the Company’s indebtedness could occur, such as restrictions on expenditures or other activities.  The Company’s future operating flexibility may be impacted.  In addition, the Company may be more vulnerable to an increase in interest rates, a downturn in its operating performance or a decline in general economic conditions.

International Activities

The Company’s international operations are a significant part of the Company’s business.  The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which products are sold.  Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is subject to certain market risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At December 31, 2001 and 2000, the Company had outstanding Senior Notes, due in 2008, of $111.0 million and $150.0 million, respectively, with a fixed interest rate of 7.5%. At December 31, 2001 and 2000, the Company also had Sponsor Notes, due 2009, with a balance of $193.8 million and $176.1 million, respectively. The Sponsor Notes bear interest at a fixed rate of 10.0%.

The Company also utilizes a revolving credit facility to support working capital needs. Borrowings during 2000 and through May 31, 2001 bore interest at the bank’s prime rate plus 2.25% or LIBOR plus 3.25%, at the Company’s option. On May 31, 2001, the Company extinguished its then existing facility and replaced it with the New Facility.  Borrowings from June 1, 2001 through December 31, 2001 bore interest at the bank’s prime rate plus 1.25% or LIBOR plus 2.75%, at the Company’s option. If the bank’s prime rate or LIBOR on December 31, 2001 increased by 100 basis points on that date and then remained constant at the higher rate throughout 2002, the Company’s interest costs on its outstanding variable rate borrowings at December 31, 2001 of $25.0 million would increase by approximately $250,000 for the year ending December 31, 2002.

The estimated fair values of the outstanding Senior Notes and Sponsor Notes, based upon comparable borrowing rates and the relative seniority preference of the instruments, were $81.0 million and $105.0 million, respectively, at December 31, 2001 and 2000 for the Senior Notes, and $150.0 million and $132.0 million, respectively, at December 31, 2001 and 2000 for the Sponsor Notes. The decrease in fair value of the Senior Notes includes the effect of the repurchase of approximately $39.0 million face value of the Senior Notes during the fourth quarter of 2001.  The increase in fair value of the Sponsor Notes includes the effect of an increase in the outstanding deferred interest notes of $17.7 million during the year ended December 31, 2001. The Company does not expect changes in fair value of the Senior Notes or the Sponsor Notes to have a significant effect on the Company’s operations, cash flow or financial position.

Foreign Currency Risk

The Company’s international subsidiaries operate in approximately 12 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $183 million or 36.4% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within sundry expenses in the consolidated statements of operations, and were not material.

The Company may use foreign forward currency exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging activities existed at year-end 2001. At year-end 2000, the Company had three yen-denominated forward currency exchange contracts outstanding of $10.8 million to buy U.S. dollars for the Company’s subsidiary in Japan’s anticipated intercompany payables’ settlements in U.S. dollars. These contracts were settled in the fourth quarter of 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of BancTec, Inc.:

We have audited the accompanying consolidated balance sheet of BancTec, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule as of December 31, 2001 and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of December 31, 2001 and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas

May 15, 2002, except as to Note P, which is as of July 30, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of BancTec, Inc.:

We have audited the accompanying consolidated balance sheet of BancTec, Inc. and subsidiaries (the “Company”) as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

DELOITTE & TOUCHE LLP

Dallas, Texas

May 15, 2001 (except with respect to the matters discussed in Note E, as to which the date is May 31, 2001)

The following auditors’ report is a copy of the report filed in a previous year and has not been reissued. This copy is provided in response to Financial Reporting Release 62 “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients” and has not been modified in any fashion from the latest signed and dated auditors’ report issued by Arthur Andersen LLP and therefore refers to financial statements not physically included in the document.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of BancTec, Inc.:

We have audited the accompanying consolidated balance sheet of BancTec, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, cash flows, stockholders’ equity (deficit) and comprehensive income (loss) for the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Dallas, Texas

February 16, 2000

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2001	2000
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $2,050 and $464 at December 31, 2001 and 2000	$28,577	$23,841
Accounts receivable, less allowance for doubtful accounts of $7,675 and $8,274 at December 31, 2001 and 2000	81,942	106,201
Inventories, net	51,712	83,824
Prepaid expenses	6,374	10,709
Other current assets	810	1,737
Total current assets	169,415	226,312

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	2,860	2,860
Field support spare parts	78,055	96,473
Systems and software	64,294	64,686
Machinery and equipment	53,261	55,574
Furniture, fixtures and other	24,108	26,978
Buildings	28,358	29,591
	250,936	276,162
Less accumulated depreciation and amortization	174,723	174,677
Property, plant and equipment, net	76,213	101,485
GOODWILL, less accumulated amortization of $33,974 and $30,953 at December 31, 2001 and 2000	48,281	51,596
OTHER ASSETS	21,140	20,359
TOTAL ASSETS	$315,049	$399,752

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	December 31,
	2001	2000
CURRENT LIABILITIES:
Revolving credit facilities	$28,838	$—
Trade accounts payable	22,016	29,347
Other accrued expenses and liabilities	62,147	66,635
Deferred revenue	61,218	40,687
Income taxes	4,166	4,925
Total current liabilities	178,385	141,594
LONG-TERM DEBT, less current maturities	304,798	388,112

OTHER LIABILITIES	31,232	25,750

COMMITMENTS AND CONTINGENCIES (Note K)

MANDATORY REDEEMABLE PREFERRED STOCK	13,151	11,638

STOCKHOLDERS’ DEFICIT:
Cumulative convertible preferred stock - authorized, 1,000,000 shares and zero shares of $0.01 par value at December 31, 2001 and December 31, 2000
Series B preferred stock - issued and outstanding, 35,520 shares and zero shares at December 31, 2001 and December 31, 2000	6,532	—
Common stock-authorized, 32,000,000 shares of $0.01 par value at December 31, 2001 and 2000:
Common stock-issued and outstanding 17,003,838 shares at December 31, 2001 and 2000	170	170
Class A common stock-issued and outstanding 1,181,946 shares at December 31, 2001 and 2000	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	134,432	137,149
Accumulated deficit	(345,972)	(300,146)
Accumulated other comprehensive loss	(11,417)	(8,253)
Total stockholders’ deficit	(212,517)	(167,342)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$315,049	$399,752

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
REVENUE
Equipment and software	$234,570	$210,404	$274,989
Maintenance and other services	271,167	277,303	259,601
	505,737	487,707	534,590
COST OF SALES
Equipment and software	192,105	189,268	196,027
Maintenance and other services	230,250	252,034	234,531
	422,355	441,302	430,558
Gross profit	83,382	46,405	104,032

OPERATING EXPENSES
Product development	17,744	20,181	15,917
Selling, general and administrative	87,661	90,441	96,146
Goodwill amortization	3,215	3,217	6,188
	108,620	113,839	118,251
Loss from operations	(25,238)	(67,434)	(14,219)

OTHER INCOME (EXPENSE):
Interest income	893	814	546
Interest expense	(35,548)	(37,250)	(22,685)
Sundry, net	(627)	678	516
	(35,282)	(35,758)	(21,623)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(60,520)	(103,192)	(35,842)
INCOME TAX EXPENSE (BENEFIT)	6,739	39,378	(13,262)
LOSS FROM CONTINUING OPERATIONS	(67,259)	(142,570)	(22,580)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE (BENEFIT) OF $0, $630 AND ($830) at DECEMBER 31, 2001, 2000 AND 1999	(685)	(2,280)	(1,415)
GAIN ON DISPOSAL OF BUSINESS UNIT, NET OF TAX PROVISION OF $7,516	—	—	12,798
LOSS BEFORE EXTRAORDINARY ITEMS	(67,944)	(144,850)	(11,197)

EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENTS OF DEBT	22,118	—	—
NET LOSS	$(45,826)	$(144,850)	$(11,197)

PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(2,717)	(364)	—

NET LOSS APPLICABLE TO COMMON STOCK	$(48,543)	$(145,214)	$(11,197)

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(67,259)	$(142,570)	$(22,580)
Adjustments to reconcile net loss from continuing operations to cash flows provided by operating activities:
Depreciation and amortization	36,514	45,327	43,341
Provision for doubtful accounts	3,934	2,631	10,914
Interest paid in-kind	14,264	12,498	—
Deferred income tax expense (benefit)	2,289	33,560	(17,913)
Loss on disposition of property, plant and equipment	2,009	3,730	1,929
Other non-cash items	3,540	384	2,323
Changes in operating assets and liabilities
Decrease in accounts receivable	20,325	34,913	13,995
(Increase) decrease in inventories	31,286	(21,707)	1,041
(Increase) decrease in other assets	6,182	(310)	(9,014)
Increase (decrease) in trade accounts payable	(7,331)	4,369	1,926
Increase (decrease) in deferred revenue	20,531	(2,247)	2,254
Increase (decrease) in other accrued expenses and liabilities	(450)	33,921	(8,739)
Cash flows provided by operating activities	65,834	4,499	19,477
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,666)	(20,833)	(45,880)
Purchase of businesses, net of cash acquired	—	—	(779)
Proceeds from disposal of business unit	—	—	50,000
Change in net assets of discontinued operations	—	—	3,324
Investment in unconsolidated subsidiary	—	1,189	(2,375)
Other	—	371	—
Cash flows provided by (used in) investing activities	(13,666)	(19,273)	4,290
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(2,500)	(354)	(884)
Proceeds from long-term borrowings	8,000	—	228,851
Payments on long-term borrowing	(82,592)	—	(30,000)
Proceeds from short-term borrowings, net	29,035	6,590	5,584
Repurchase of common stock	—	—	(370,497)
Debt issuance costs	(2,358)	—	—
Net proceeds from sales and issuances of preferred stock	5,328	15,000	—
Net proceeds from sales and issuances of common stock	—	—	138,316
Other	—	333	—
Cash flows provided by (used in) financing activities	(45,087)	21,569	(28,630)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,345)	(3,246)	(158)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,736	3,549	(5,021)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	23,841	20,292	25,313
CASH AND CASH EQUIVALENTS—END OF YEAR	$28,577	$23,841	$20,292
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
DEFERRAL OF SPONSOR NOTES QUARTERLY INTEREST PAYMENTS	$17,735	$16,112	$—

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2001, 2000 and 1999

(In thousands, except share data)

				Series				Accumulated
	Common Stock			B	Subscrip-	Additional	Retained	Other	Unearned
			Class	Pre-	tion	Paid in	Earnings	Comprehensive	Compen-
	Old	New	A	ferred	Warrants	Capital	(Deficit)	Loss	sation	Total

Balance at December 31, 1998	$194	$—	$—	$—	$—	$170,318	$54,932	$(3,736)	$(1,627)	$220,081
Net proceeds from common stock issued pursuant to recapitalization	—	170	12	—	—	137,180	—	—	—	137,362
Common stock issued principally under employee stock plans	1	—	—	—	—	866	—	—	—	867
Common stock issued/cancelled under restricted stock plan, net	—	—	—	—	—	87	—	—	(126)	(39)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	1,753	1,753
Repurchase of common stock	(195)	—	—	—	—	(171,271)	(199,031)	—	—	(370,497)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(11,197)	—	—	(11,197)
Balance at December 31, 1999	$—	$170	$12	$—	$—	$137,180	$(155,296)	$(3,804)	$—	$(21,738)

Subscription warrants	—	—	—	—	3,726	—	—	—	—	3,726
Foreign currency translation adjustments	—	—	—	—	—	—	—	(4,449)	—	(4,449)
Net loss	—	—	—	—	—	—	(144,850)	—	—	(144,850)
Other recapitalization related costs	—	—	—	—	—	333	—	—	—	333
Series A preferred stock dividends	—	—	—	—	—	(263)	—	—	—	(263)
Accretion of discount	—	—	—	—	—	(101)	—	—	—	(101)
Balance at December 31, 2000	$—	$170	$12	$—	$3,726	$137,149	$(300,146)	$(8,253)	$—	$(167,342)

Series B preferred stock issuance	—	—	—	5,328	—	—	—	—	—	5,328
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1,934)	—	(1,934)
Net loss	—	—	—	—	—	—	(45,826)	—	—	(45,826)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(1,230)	—	(1,230)
Series A preferred stock dividends	—	—	—	—	—	(1,100)	—	—	—	(1,100)
Series B preferred stock dividends	—	—	—	1,204	—	(1,204)	—	—	—	—
Accretion of discount	—	—	—	—	—	(413)	—	—	—	(413)
Balance at December 31, 2001	$—	$170	$12	$6,532	$3,726	$134,432	$(345,972)	$(11,417)	$—	$(212,517)

See notes to consolidated financial statements.

BANTEC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Net loss	$(45,826)	$(144,850)	$(11,197)
Foreign currency translation adjustments	(1,934)	(4,449)	(68)
Minimum pension liability	(1,230)	—	—
Total comprehensive loss	$(48,990)	$(149,299)	$(11,265)

See notes to consolidated financial statements.

BANCTEC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2001, 2000, and 1999

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BancTec, Inc., a Delaware corporation, and its subsidiaries (the “Company” or “BancTec”), is a worldwide systems integration and services company with a 29- year history in imaging technology, financial transaction processing and workflow productivity improvement. Serving a variety of industries, including banking, financial services, insurance, healthcare, governmental agencies and others, the Company offers a portfolio of payment and document processing systems and services, workflow and image management software products, and computer and network support services.  See Note L for further discussion of Company business structure.

Principles of Consolidation

The consolidated financial statements include the accounts of BancTec, Inc. and its wholly-owned subsidiaries. The Company accounts for investments in which it does not exercise control (generally ownership of 50% or less) under the equity method of accounting. At December 31, 2001, retained earnings included $2.4 million of undistributed earnings for investments accounted for under the equity method.  During 2001, the Company recorded $0.3 million of earnings from these investments in the consolidated statement of operations. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments are similar instruments with original maturities in excess of three months and are valued at cost, which approximates market. Restricted cash at December 31, 2001 of $2.0 million represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an estimate prepared by management based on evaluation of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company analyzes trade receivables, and analyzes historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. The Company periodically evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of December 31, 2001, 2000, and 1999 were $25.8 million, $26.7 million, and $24.2 million, respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from three to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years. Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $33.3 million, $42.1 million, and $39.8 million, respectively.

Intangible Assets

Intangible assets are amortized on a straight-line basis. Cost in excess of net assets acquired (Goodwill) is amortized over five to 40 year periods. Other intangible assets are amortized over three to five years.

Long lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net operating cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value estimates would be determined using a discounted cash flow approach and an interest rate estimated by management to be commensurate with the risks associated with the future cash flows.  Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2001, management believes there is no impairment of its long-lived assets, including intangibles.  See “New Accounting Pronouncements” below for treatment of intangible assets beginning January 1, 2002.

During the fourth quarter of 1999 the Company wrote down $2.1 million of goodwill, the charges for which are included in goodwill amortization in the Consolidated Statements of Operations. The 1999 write-down was associated with the Company’s subsidiary in the United Kingdom and was related to a product line discontinuance.

Derivative Financial Instruments

Derivative financial instruments may be utilized by the Company to reduce interest rate or foreign currency exchange rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.

Prior to January 1, 2001, gains and losses on forward foreign exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in Other Income (Expense) caption in the Consolidated Statement of Operations. The Company entered into three yen-denominated foreign currency forward contracts in August 2000. At December 31, 2000, an inception-to-date unrealized gain has been recorded for $0.6 million in Sundry, net.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. At the time of adoption of SFAS No. 133, the Company determined that the derivative did not qualify as a hedge and marked the contracts to market, reflecting the changes in the statement of operations in Sundry, net. The Company recognized an immaterial transition adjustment at adoption.  In the fourth quarter of 2001, the Company settled all remaining yen-denominated foreign currency forward contracts. The Company realized a gain of approximately $1.7 million in Sundry, net from the three yen-denominated foreign currency forward contracts, having recognized $1.1 million and $0.6 million, respectively, for the years ended December 31, 2001 and 2000.  At December 31, 2001, the Company was not a party to any derivative financial instruments.

Revenue Recognition

The Company derives revenue from primarily two sources- 1) product sales- systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third party equipment, and 2) services- which consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain

Transactions” to all transactions involving the sale of software products and sales of hardware where the software is not incidental. For those transactions that involve acceptance certificates, the Company recognizes revenue upon receipt of the acceptance certificate, or when it can be objectively demonstrated that acceptance criteria have been met.  For hardware transactions where software is considered incidental, or no software is included, revenue is recognized when the product has been delivered and all obligations have been fulfilled.

The Company recognizes revenue from sales of equipment and supplies upon delivery and transfer of title or upon customer acceptance.

Maintenance contracts are primarily one year in duration and the revenue generated is recognized ratably over the term of the contract.

The Company recognizes hardware and software revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. At the time of the transaction, the Company determines whether the fee associated with revenue transactions is fixed or determinable and whether or not collection is reasonably assured. The Company determines whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are generally 30 days from invoice date, the Company recognizes revenue as the fees become due. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of the fee is not reasonably assured, the Company defers the revenue and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, the Company generally uses either a binding purchase order or signed sales agreement as evidence of an arrangement.

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed on a “per call” basis.

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the year ended December 31, 2001 were $10.1 million.

Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return. The Company’s foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company records valuation allowances related to its deferred income tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive income. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction losses for the years ended December 31, 2001, 2000, and 1999 were $0.6 million, $1.1 million, and $0.4 million, respectively.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk for these instruments are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas.

The Company sells its products to customers under specified credit terms in the normal course of business. These customers’

businesses can generally be classified as banking, personal computer manufacturers, financial services, insurance, healthcare, government agencies, utilities and telecommunications. During 2001, the Company derived 12.2% of revenues from a single customer. The loss of this customer could have a material adverse effect on the Company. The customer currently advances funds prior to the performance of the services they relate to and management does not currently consider the customer to be a credit risk.  The Company did not derive 10% or more of revenue from a single customer during 2000 or 1999.  Due to the diversity of the Company’s customers, management does not consider there to be a concentration of risk within any single classification. However, general economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

The Company’s hardware and systems solutions are assembled using various purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. The Company has not experienced, nor does it foresee, any significant difficulty in obtaining necessary components or subassemblies; however, if the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries.

Fair Value of Financial Instruments

The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies:

Cash and short term investments: Carrying amount approximates fair value due to the short term nature of the instruments.

Short term borrowings: Carrying amount approximates fair value due to the short term nature of the instruments.

Senior notes: The Company estimated fair value using a discount rate of 14% based on a survey of similar high yield instruments.

Sponsor notes: The Company estimated fair value using a discount rate of 15% based on the Sponsor Notes junior position to the Company’s Senior Notes.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2001		2000
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short term investments	$28,577	$28,577	$23,841	$23,841
Foreign currency contracts	—	—	—	10,192
Term loan	—	—	45,000	45,000
Short term borrowings	28,838	28,838	—	—
Revolver loan	—	—	17,000	17,000
Senior Notes	110,950	81,000	150,000	105,000
Sponsor Notes	193,848	150,000	176,112	132,000
Mandatory redeemable preferred stock	13,151	13,151	11,638	11,638

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB No. 25”), Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS No. 123”), Accounting for Stock-Based Compensation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment periodically.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002.  Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.  The impact of adopting SFAS No. 141 had no impact on the consolidated financial statements.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill.  The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life.  Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period of 2002. The Company is currently evaluating whether impairment exists under the provisions of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 on January 1, 2003. The Company has not determined the impact of the provisions of SFAS No. 143 on its financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company will adopt SFAS No. 144 on January 1, 2002. The Company has not determined the impact of the provisions of SFAS No. 144 on its financial condition or results of operations.

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” . Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt during the second quarter of 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities".  SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

Reclassification

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

NOTE B - RECAPITALIZATION

In July 1999, BancTec entered into a recapitalization transaction. Welsh, Carson, Anderson & Stowe, (“WCAS”), a private investment partnership and Convergent Equity Partners, L.P., (“Convergent”), formed Colonial Acquisition Corp., (“Colonial”) with WCAS owning 93.5% and Convergent owning 6.5%. Through the merger of Colonial into BancTec, WCAS acquired 17,003,838 shares of BancTec’s common stock and Convergent acquired 1,181,946 shares of BancTec’s Class A common stock. In connection with the recapitalization, each previously outstanding share of BancTec common stock was converted into the right to receive $18.50 in cash, totaling approximately $360.2 million, and simultaneously canceled. Funding for the distribution to the former BancTec shareholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor Notes, and the Revolving Credit Facility discussed in Note F to the Consolidated Financial Statements. In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to stockholders’ equity.

Holders of both common stock and Class A common stock are entitled to one vote per share. The Class A holder is entitled to one seat on the Company’s Board of Directors.

Under the terms of the merger agreement, a rabbi trust in the approximate amount of $5.5 million was established for potential senior management separation payouts pursuant to related employment agreements. As of December 31, 2001, payments under the plan are complete. The balance of the accrual at December 31, 2000 and 1999 was approximately $0.5 million and $2.5 million, respectively. Fees of $17.8 million were paid in conjunction with the recapitalization transaction. Of this amount, $11.4 million was allocated to the capital portion of the transaction and reflected as a reduction to stockholders’ equity, and $6.2 million was allocated to the Company’s new debt instruments to be amortized over their respective lives. Included in the above-referenced fees were payments to WCAS in the amount of $5.8 million and to Convergent in the amount of $0.2 million.

NOTE C - DISCONTINUED OPERATIONS, RESTRUCTURING AND IMPAIRMENT

Discontinued Operations.  In 1999, BancTec completed the sale of substantially all of the net assets of its community banking business to Jack Henry and Associates (“JHA”). The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. During 2001 and 2000, an additional $0.7 million and $1.7 million, respectively, was accrued representing changes in estimate for additional expenses related to the Company’s obligation to complete certain development activities.  For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Revenues in 1999 from the community banking business were $20.7 million.

Restructuring.  As a part of the Company’s focus on cost efficiency, management has targeted and accrued for ongoing staff reductions.  Severance charges are included in the Cost of sales, Selling, general and administrative and Product development expense line items in the accompanying Consolidated Statements of Operations.  At December 31, 2000, the Company’s balance sheet accrual for severance was approximately $1.9 million.  During 2001, the Company recorded additional accruals of approximately $7.7 million and recorded payments of approximately $5.1 million against these accruals, resulting in a liability balance of $4.5 million at December 31, 2001.  The additional accruals contemplated the termination of approximately 500 employees.  Approximately 300 employees had been terminated as of December 31, 2001, including employees in production, product development, sales and marketing and other administrative functions.

Impairment. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 2001, the Company determined that long-lived tangible assets totaling approximately $4.1 million were impaired. Impairment charges are included in Cost of sales, Selling, general and administrative and Product development expenses in the Company’s Consolidated Statements of Operations.  The impairments included approximately $1.9 million for capitalized spare parts, which were determined to be obsolete, and approximately $2.2 million for property, plant and equipment (of which $1.5 million was from vacating an owned facility currently being offered for sale).

NOTE D—INVENTORIES

Inventory consists of the following:

	2001	2000
	(In thousands)

Raw materials	$9,053	$10,264
Work-in-progress	22,090	34,507
Finished goods	20,569	39,053
	$51,712	$83,824

NOTE E—DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	December 31,
	2001	2000
	(in thousands)

7.5% Senior Notes, due 2008	$110,950	$150,000
New Facility	25,040	—
Tranche A Term Loan, due 2004	—	45,000
Revolving Credit Facility	—	17,000
Subordinated Sponsor Notes, unsecured, due 2009	193,848	176,112
Other	3,798	—
	333,636	388,112
Less: Current portion	(28,838)	—
	$304,798	$388,112

New Credit Facility.  On May 31, 2001, the Company replaced its existing bank debt facilities (which included the Tranche A Term Loan and $50.0 million Revolving Credit Facility) provided by a syndicate of lenders led by The Chase Manhattan Bank with a $100.0 million revolving credit facility (the “New Facility”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006. On November 8, 2001, the Company and Heller entered into an amendment to the New Facility which reduced the committed amount to $60.0 million while the sub-limit related to letter of credit availability was increased from $5.0 million to $20.0 million..

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the New Facility is determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  The Company had an outstanding balance on letters of credit totaling $0.2 million at December 31, 2001.  At December 31, 2001, the Company’s borrowing base was approximately $45.0 million, of which $25.0 million had been utilized.

The interest rate on loans under the New Facility is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At December 31, 2001, the Company’s weighted average rate on the New Facility was 4.9%. Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when available borrowing capacity falls below (1) $17.5 million and (2) $12.5 million (total rate increase of 0.5%) or decreased by 0.25% increments when available borrowing capacity exceeds (1) $22.5 million and (2) $27.5 million (total rate decrease of 0.5%). A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans (thereby restricting the use of cash for dividend payments or non-scheduled principal payments on other indebtedness), which may be re-borrowed subject to availability in accordance with the borrowing base formula.  Restricted cash at December 31, 2001 of $2.0 million represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.

The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. At December 31, 2001, the Company was in compliance with all covenants under the New Facility.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. As of December 31, 2001, the Company is in compliance with all covenants. During the fourth quarter of 2001, the Company repurchased Senior Notes with a face amount of $39.0 million. The Company wrote off a proportionate share of deferred financing fees, totaling approximately $0.2 million, resulting in an extraordinary gain of approximately $23.9 million.

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

Revolver. Prior to May 31, 2001, the Company had a $50.0 million Revolver under which maximum borrowings allowed, including letters of credit, was $43.6 million.  Interest under the Revolver, at the Company’s option, was LIBOR plus 3.25%, or prime plus 2.25%. A commitment fee of 0.5% on the unused portion of the Revolver was payable quarterly. On May 31, 2001, the Company paid off the $25.0 million of borrowings then outstanding under the Revolver with proceeds from the New Facility.  In connection with the pay-off of the Term Loan and Revolver on May 31, 2001, the Company recorded an extraordinary loss of $1.8 million, as a result of the write-off of unamortized deferred financing costs.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes are issued in U.S. dollars, with interest at 10.0% due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  For the years ended December 31, 2001 and 2000, the Company increased the outstanding deferred interest notes by $17.7 million and $16.1 million, respectively.   These increases were comprised of the $4.0 million quarterly deferrals, plus financing fees and interest thereon. At December 31, 2001, the Company had $33.8 million outstanding in WCAS notes representing deferred interest. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS did not elect to defer the December 2001 quarterly payment.

The outstanding balance on foreign credit agreements as of December 31, 2001 was $3.8 million, payable in Japanese yen. The terms on the agreements ranged from 30 to 60 days at interest rates up to 1.4%. The Company had no outstanding foreign credit balances as of December 31, 2000.

As of December 31, 2001, the future maturities of debt are as follows:

Year	(In thousands)
2002	$28,838
2003	—
2004	—
2005	—
2006	—
Thereafter	304,798
$333,636

The Company paid cash totaling $15.9 million, $22.4 million, and $21.2 million, for interest during the twelve months ended December 31, 2001, 2000, and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company capitalized no interest costs.

The Company has not been in compliance with the reporting requirements of the New Facility and the Senior Notes for the year ended December 31, 2001. Heller has agreed to waive this non-compliance upon the Company’s delivery of the financial statements in this Form 10-K.  Delivery of the financial statements in this Form 10-K and the financial statements in the Company’s Form 10-Q for the first fiscal quarter of 2002 will remedy this non-compliance condition of the Senior Notes.

NOTE F— PREFERRED STOCK

REDEEMABLE PREFERRED STOCK

In consideration for amending the Company’s credit agreements with its Lenders, in September 2000, the Company issued 100,000 shares of $0.01 par value Series A Preferred Stock to WCAS, its primary owners. In exchange, WCAS contributed an additional $15.0 million in cash to the Company. Dividends on the Series A Preferred accrue quarterly at an annual dividend rate of 7.0% of the then Stated Value. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends. The Company shall redeem all of the outstanding shares of Series A preferred stock on September 22, 2008 or at an earlier date upon the occurrence of certain other events, as defined in the Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock. The Company has the option to redeem the Series A Preferred at any time by paying for each share the Stated Value per share as of the redemption date. Each share of Series A Preferred includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share. Common stock exercisable by the warrant totals 750,000 shares and may be exercised at any time from the date of purchase to September 22, 2008.

The Company allocated the proceeds from the Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants which resulted in recording mandatory redeemable preferred stock of $11.3 million and warrants of $3.7 million. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the years ended December 31, 2001 and 2000, accretion of the related discount and accrued but unpaid dividends totaled $1.5 million and $0.4 million, respectively, increasing the carrying amount to $13.1 million and $11.6 million, respectively. As of December 31, 2001, the stated value of the Series A Preferred, including accumulated but unpaid dividends, was $163.63.

SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of  $0.01 par value Series B Preferred Stock (“Series B Preferred”) to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. Dividends on the Series B Preferred accrue quarterly at an annual dividend rate of 25.0% of the then “Stated Value.” The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value at December 31, 2001, is $6.5 million, including accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time by paying for each share the Stated Value per share as of the redemption date. In addition, upon the occurrence of certain events, as defined in the Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock, and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments (including, other than in cases to protect against dilution, those related to the additional consideration, if any, payable upon the conversion or exchange of any Convertible Securities, or changes to the rate at which any Convertible Securities are convertible into or exchangeable for Common Stock).  The Company is required to keep available approximately 640,000 common shares for issuance upon conversion of all outstanding shares of Series B Preferred.

For the year ended December 31, 2001, accrued but unpaid dividends totaled $1.2 million.  As of December 31, 2001, the stated value of the Series B Preferred, including accumulated but unpaid dividends, was $183.89.

NOTE G—OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	December 31,
	2001	2000
	(In thousands)
Salaries, wages and other compensation	$17,602	$18,976
Accrued taxes, other than income taxes	8,446	7,795
Advances from customers	1,859	12,043
Accrued interest payable	5,939	1,128
Accrued invoices and costs	5,534	5,812
Other	22,767	20,881
Total	$62,147	$66,635

NOTE H—TAXES

The income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Current:
Federal	$—	$—	$3,205
State	—	—	231
Foreign	4,450	6,448	7,901
Total current	4,450	6,448	11,337
Deferred:
Federal	—	33,041	(15,744)
Foreign	2,289	519	(2,169)
Total deferred	2,289	33,560	(17,913)
	$6,739	$40,008	$(6,576)

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Provision (benefit) at U.S. statutory rate of 35% for all periods	$(13,680)	$(36,695)	$(6,221)
Increase in tax expense resulting from:
Impact of foreign and Puerto Rico income tax rates	1,735	2,019	1,310
State income tax, net of federal income tax benefit	—	—	150
Expiration of net operating losses	400	—	—
Foreign losses not providing a current benefit	—	—	—
Goodwill amortization	774	962	7,481
Change in valuation allowance	17,799	78,604	(8,103)
Other	(289)	(4,882)	(1,193)
	$6,739	$40,008	$(6,576)

The Company paid cash totaling $5.3 million, $7.6 million, and $14.6 million, for income taxes during the years ended December 31, 2001, 2000 and 1999, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below (dollars in thousands):

	December 31,
	2001	2000
	(In thousands)
Gross deferred tax assets:
Net operating losses	$75,903	$58,181
Inventory reserves	9,493	8,213
Receivable allowance	3,041	1,281
Intangible assets previously deducted	2,213	2,102
Deferred revenues	2,177	9,262
Deferred compensation	3,515	3,652
Foreign timing differences, net	5,096	2,407
Taxes paid on intercompany profits	902	741
Other	8,738	9,310
Total gross deferred tax asset	111,078	95,149
Gross deferred tax liabilities:
Depreciation	(3,272)	(2,853)
Total gross deferred tax liability	(3,272)	(2,853)
Deferred tax asset valuation reserve	(105,393)	(87,594)
Net deferred tax asset	$2,413	$4,702

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences. The Company’s effective tax rate decreased to (17.2%) from the 2000 rate of (38.2%).

The Company’s net operating loss carryforwards of $75.9 million expire as follows: $15.9 million in the period from 2002 through 2005, $9.2 million in the period from 2006 through 2010, $47.5 million in the period from 2016 through 2021 and $3.3 million with no expiration.

Components of income (loss) before income tax expense (benefit) are as follows:

	Years Ended December 31,
	2001	2000	1999
United States	$(71,223)	$(96,602)	$(48,916)
Foreign	10,703	(6,590)	13,074
Total loss	$(60,520)	$(103,192)	$(35,842)

Undistributed earnings of foreign subsidiaries were approximately $29.9 million, $32.7 million, and $30.3 million, at December 31, 2001, 2000 and 1999, respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.

NOTE I— EQUITY COMPENSATION

2000 Stock Plan:

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the Plan), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.

Incentive Options. During the year ended December 31, 2000, 1,303,460 incentive options were granted by the Company. During 2001, no additional incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options. During the year ended December 31, 2000, 377,040 non-qualified stock options were granted by the Company. During 2001, no additional non-qualified options were granted.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. A portion of the non-qualified options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Restricted stock awards. The amount, if any, to be paid by the award recipient to acquire the share of stock pursuant to a restricted stock award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock awards are subject to vesting provisions determined by the Company’s Board of Directors. At December 31, 2001, no restricted stock awards had been granted.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding—December 31, 1999	0	0	—
Granted	1,303,460	377,040	9.25
Forfeited	(138,500)	0	9.25
Options outstanding—December 31, 2000	1,164,960	377,040	9.25

Forfeited	(532,720)	(345,280)	9.25
Options outstanding—December 31, 2001	632,240	31,760	9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or the date the employee ceases to be employed by the Company.

At December 31, 2001, options to purchase 664,000 shares were outstanding, of which 149,400 were vested. All options outstanding have an exercise price of $9.25. No options have been exercised.

Prior Stock Plan:

Prior to the recapitalization (see Note C to the Consolidated Financial Statements), the Company had various stock award plans (the Plans). In general, the Plans provided for the granting of options or restricted shares to key employees. As a result of the recapitalization, all options and restricted shares became fully vested and were converted into the right to receive $18.50 in cash, net of exercise price, per common share. A summary of the key provisions of each type of award is as follows:

Stock Options. In general, the Plans provided for the granting of options at not less than fair market value of the stock at the grant date, and vesting occurred over a five-year period. At December 31, 1999, there were no options outstanding.

Restricted Stock Awards. Prior to the Company’s recapitalization, the Board of Directors periodically awarded restricted stock to key employees as compensation, and vesting was pro rata and subject to future service. In conjunction with the July 1999 recapitalization, all restricted shares became fully vested and were purchased by WCAS and Convergent. Accordingly, there was no restricted stock outstanding at December 31, 1999. Unearned compensation was charged for the market value of the shares on the date of grant and was amortized to expense over the vesting period. These amounts were shown as a reduction of stockholders’ equity in the accompanying 1999 consolidated balance sheets. During the year ended December 31, 1999, 9,518 restricted shares were awarded and unearned compensation of $0.1 million was recorded. The weighted average price of the shares awarded during the year ended December 31, 1999 was $13.25. Vesting on such shares ranged from three years to 21 years. During the year ended December 31, 2000 and 1999, $0 and $1.8 million, respectively, were amortized to expense.

A summary of activity in the Company’s stock option plans follows:

	Shares	Range of Exercise Prices Per Share		Weighted Average Exercise Price
Options outstanding-December 31, 1998	3,030,664	7.09	25.81	16.94

Granted	87,000	13.25	13.25	13.25

Exercised	(1,722,854)	12.56	18.00	13.17

Forfeited	(1,394,810)	12.56	25.81	21.01
Options outstanding-December 31, 1999	0

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

As stated in Note A to the Consolidated Financial Statements, the Company has elected to follow the intrinsic value approach prescribed in APB Opinion No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs for these plans been determined consistent with fair value based approach in SFAS No. 123, the Company’s net income (loss) would have changed to the following pro forma amounts:

	Years Ended December 31
	2001	2000	1999
	(in thousands)
Net Income (loss):
As reported	$(45,826)	$(144,850)	$(11,197)
Pro Forma	$(44,805)	$(148,242)	$(13,194)

There were no stock option grants in 2001. The fair value of each stock option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Years Ended December 31,
Weighted Average	2001	2000	1999
Risk free interest rate	N/A	5.9%	6.3%
Expected life	N/A	10 years	3.5 years
Expected volatility	N/A	0	58%
Fair value of options granted	N/A	$4.06	$6.15

NOTE J—EMPLOYEE BENEFIT PLANS

The Company’s Employees’ Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. Beginning in February 2001, the Company’s 401(k) Plan changed to match 50.0% of the participants’ qualifying total pre-tax contributions, up to a maximum which is tied to the Company’s achievement of certain financial objectives.  During the years ended December 31, 2000 and 1999 the Company contributed 50.0% of the participants’ qualifying total pre-tax contributions. Amounts expensed under the plan for the years ended December 31, 2001, 2000 and 1999 were $0.5 million , $2.7 million and $2.8 million, respectively.

The Company’s subsidiaries in Japan and the United Kingdom provide pension benefits to retirees and eligible dependents. Employees eligible for participation include all full-time regular employees who are more than three years from retirement. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age.

The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation.

The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension fund. The presentation for the year ended December 31, 2001 includes actuarial information for a pension plan in the United Kingdom .  This information was not historically provided for the years ended December 31, 2000 and 1999, and prior year amounts have not been restated.

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$20,771	$7,820	$6,361
Service cost	1,559	819	635
Interest cost	999	222	224
Participant’s contributions	417	—	—
Actuarial loss	155	97	584
Benefits paid	(413)	(514)	(760)
Foreign exchange rate changes	(1,371)	(872)	776
Benefit Obligation at end of year	22,117	7,572	7,820

Change in Plan Assets
Estimated fair value of plan assets at beginning of year	12,056	2,680	2,354
Actual return on plan assets	(1,768)	9	44
Employer contribution	1,761	949	774
Employee contribution	417	—	—
Benefits paid	(413)	(514)	(760)
Foreign exchange rate changes	(626)	(312)	268
Estimated fair value of plan assets at end of year	11,427	2,812	2,680

Funded status	(10,690)	(4,760)	(5,140)
Unrecognized actuarial loss	4,454	2,216	2,417
Unrecognized transition cost	1,593	1,349	1,621
Accrued benefit cost	$(4,643)	$(1,195)	$(1,102)
Weighted average assumptions as of December 31, 2001
Discount Rate	3.0%	3.0%	3.5%
Expected asset return	3.0%	3.0%	3.0%
Rate of compensation increase	3.5%	3.5%	3.5%

The components of the net periodic benefit cost are as follows:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Service Cost	$1,559	$819	$635
Interest Cost	999	222	224
Expected return on plan assets	(719)	(76)	(71)
Amortization of transition amount	348	104	100
Recognized actuarial loss	98	103	67
Net periodic benefit cost	$2,285	$1,172	$955

NOTE K—COMMITMENTS AND CONTINGENCIES

Leases. The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the years ended December 31, 2001, 2000, and 1999 was $14.3 million, $13.9 million, and $9.3 million, respectively.

Future minimum payments under non-cancelable operating leases, net of sublease income of $0.6 million, $0.6 million and $0.2 million in calendar years 2002, 2003 and 2004, respectively, are as follows:

Calendar Year	(In thousands)
2002	$11,175
2003	7,267
2004	3,623
2005	2,157
2006	1,709
Thereafter	2,908
$28,839

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

NOTE L—BUSINESS SEGMENT DATA

Management has chosen to structure the organization around product lines and geography.

In 1999, the Company segmented its operations based on geographical areas  (North American Systems (“NAS”) and International Systems (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offered similar products as NAS and consisted of operations throughout the world excluding North America. In 2001, the Company realigned its reporting structure. Under this realigned structure, North American Systems has been renamed U.S. Solutions (“USS”), and excludes Canadian operations and Plexus® products (“Plexus”). Plexus and Advanced Enterprise Solutions (“AES”), which develops and sells the Company’s OpenARCHIVE™ and other archive solutions, are grouped as “Other”. International Solutions (“INTL”) reporting now includes the Canadian operations. Canadian operations are not material to USS or to INTL operations. Under the new structure, the composition of Computer and Network Services remains unchanged. Prior period information has been reclassified to reflect the new alignment.

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

Computer and Network Services. The Company is a leading provider of personal computer repair services in the United States, including many Fortune 1000 companies. One focus of CNS is providing fulfillment services and related support to manufacturers of desktop/enterprise products. Another focus is the support of desktop/enterprise applications.

Other.  AES develops and sells the Company’s OpenARCHIVE™ and other archive solutions. Plexus offers a complete suite of Internet-enabled document imaging and workflow software solutions under the Plexus® brand.

Data for the USS, CNS, INTL, and Other segments is available on a comparative basis for 2001 and 2000 only. For more meaningful disclosure, also presented are tables reflecting historical segment data for 2000 and 1999.

Whenever possible, the Company uses market prices to determine inter-segment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.  Included in 2001 segment data are severance expenses of $2.4 million, $0.9 million, $1.7 million, $0.8 million and $1.9 million, respectively, for USS, CNS, INTL, Other and Corporate.

Table 1—New Segments

	US Solutions	Computer & Network Services	International	Other	Corp/Elims	Total
	(In thousands)
For the year ended December 31, 2001

Revenue from external customers	$161,262	$147,016	$182,581	$14,878	$—	$505,737
Intersegment revenues	30,202	—	3,537	1,943	(35,682)	—
Segment gross profit	8,152	21,830	46,163	6,429	808	83,382
Segment operating income (loss)	(21,740)	5,363	8,690	(6,712)	(10,839)	(25,238)
Segment identifiable assets	124,720	40,258	93,275	5,361	51,435	315,049
Capital appropriations	5,147	1,779	5,205	160	1,375	13,666

For the year ended December 31, 2000

Revenue from external customers	$185,881	$141,460	$148,088	$12,278	$—	$487,707
Intersegment revenues	35,338	—	2,191	2,119	(39,648)	—
Segment gross profit (loss)	18,783	(2,479)	31,119	(2,014)	996	46,405
Segment operating loss	(22,174)	(14,436)	(8,079)	(11,277)	(11,468)	(67,434)
Segment identifiable assets	180,735	52,872	104,827	5,955	55,363	399,752
Capital appropriations	8,807	5,062	5,729	240	995	20,833

Table 2-Historical Segments

	North American Systems	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the year ended December 31, 2000

Revenue from external customers	$206,621	$141,460	$139,626	$—	$487,707
Intersegment revenues	37,524	—	2,124	(39,648)	—
Segment gross profit (loss)	18,474	(2,479)	29,414	996	46,405
Segment operating loss	(26,747)	(9,864)	(4,150)	(26,673)	(67,434)
Segment identifiable assets	184,638	52,829	105,697	56,588	399,752
Capital appropriations	9,179	5,062	5,402	1,190	20,833

For the year ended December 31, 1999

Revenue from external customers	$250,895	$109,821	$173,874	$—	$534,590
Intersegment revenues	65,951	(83)	4,786	(70,654)	—
Segment gross profit (loss)	59,811	(427)	45,191	(543)	104,032
Segment operating income (loss)	16,680	(10,824)	11,434	(31,509)	(14,219)
Segment identifiable assets	205,666	58,194	116,368	92,877	473,105
Capital appropriations	15,927	16,200	6,776	6,977	45,880

NOTE M—GEOGRAPHIC OPERATIONS

The Company operates in the following geographic areas: the United States, Japan, the UK, and other international areas consisting primarily of Canada, France, Sweden, Germany, and the Netherlands. Inter-area sales to affiliates are accounted for at established transfer prices.

Sales to unaffiliated customers and affiliates for the years ended December 31, 2001, 2000 and 1999, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:

	United States	Japan	United Kingdom	Other International	Eliminations	Consolidated
	(In thousands)
Year ended December 31, 2001
Sales to unaffiliated customers	$323,156	$78,473	$49,198	$54,910	$—	$505,737
Inter-area sales to affiliates	32,145	—	1,997	1,540	(35,682)	—
Long-lived assets other than deferred taxes	152,347	6,152	3,566	5,442	(24,286)	143,221

Year ended December 31, 2000
Sales to unaffiliated customers	$339,619	$75,087	$30,574	$42,427	$—	$487,707
Inter-area sales to affiliates	37,457	—	1,850	341	(39,648)	—
Long-lived assets other than deferred taxes	178,777	6,650	4,698	5,792	(27,179)	168,738

Year ended December 31, 1999
Sales to unaffiliated customers	$345,977	$59,585	$55,862	$73,166	$—	$534,590
Inter-area sales to affiliates	65,393	—	4,785	476	(70,654)	—
Long-lived assets other than deferred taxes	203,216	5,960	6,142	6,183	(27,179)	194,322

NOTE N—SUMMARIZED QUARTERLY DATA (UNAUDITED)

AS RESTATED

	Year Ended December 31, 2001
	Q1(1)	Q2(1)	Q3(1)	Q4(2)	Total
	(In thousands)
Revenue	$117,880	$128,531	$118,786	$140,540	$505,737
Gross profit	19,000	24,857	18,819	20,706	83,382
Loss from continuing operations	(16,008)	(10,334)	(16,770)	(23,630)	(66,742)
Net income (loss)	(16,008)	(12,330)	(17,455)	484	(45,309)

	Year Ended December 31, 2000
	Q1(1)	Q2(1)	Q3(1)	Q4(1)	Total
	(In thousands)
Revenue	$128,100	$140,750	$128,412	$90,445	$487,707
Gross profit (loss)	19,318	14,424	16,469	(3,806)	46,405
Loss from continuing operations	(11,694)	(17,163)	(15,466)	(98,247)	(142,570)
Net loss	(11,694)	(17,163)	(15,466)	(100,527)	(144,850)

AS PREVIOUSLY REPORTED

	Year Ended December 31, 2001
	Q1	Q2	Q3
	(In thousands)
Revenue	$123,615	$132,262	$119,874
Gross profit	21,421	26,421	19,000
Loss from continuing operations	(13,503)	(8,654)	(16,470)
Net loss	(13,867)	(10,650)	(17,155)

	Year Ended December 31, 2000
	Q1	Q2	Q3 as restated(3)	Q4 (4)(5)	Total
	(In thousands)
Revenue	$128,390	$138,804	$127,126	$93,387	$487,707
Gross profit (loss)	19,318	14,424	18,134	(5,471)	46,405
Loss from continuing operations	(11,694)	(17,163)	(15,466)	(98,247)	(142,570)
Net loss	(11,694)	(17,163)	(15,466)	(100,527)	(144,850)

(1)          Subsequent to the issuance of the Company’s financial statements as of and for the quarters ended March 31, June 30 and September 30, 2001 and the filing of Form 10-Q for the respective quarters of 2001, management determined that certain revenue items totaling $10.6 million, cost of sales of $6.4 million and that $0.3 million of expense items recorded in the statement of operations as Sundry, net were not accrued in the proper period. Additionally, certain amounts have been reclassified from the prior years to conform to the current year presentation. Accordingly, the summarized quarterly data for the first, second and third quarter of 2001 has been restated from amounts previously reported to appropriately report such revenues, costs and expenses.

(2)          During the fourth quarter of 2001, the Company determined that long-lived tangible assets totaling approximately $4.1 million were impaired. The impairments included approximately $1.9 million for capitalized spare parts, which were determined to be obsolete, and approximately $2.2 million for property, plant and equipment (of which $1.5 million was from vacating an owned facility currently being offered for sale).  Also during the fourth quarter of 2001, the Company accrued approximately $2.4 million of costs related to contracts deemed to be in a loss position and recorded reserves of approximately $6.1 million from the Company’s periodic evaluation of the carrying amount of inventory.  The Company also recognized a gain of $23.9 million from the repurchase of a portion of the Senior Notes.

(3)          Subsequent to the issuance of the Company’s financial statements as of and for the three months and nine months ended September 30, 2000 and the filing of Form 10-Q for the third quarter of 2000, management determined that certain revenue items totaling $4.0 million and the related cost of sales of $2.2 million were incorrectly recognized in that period and that $2.4 million of predominately operating expense items were not accrued in the proper period and should have been recognized in the third quarter. Additionally, certain amounts have been reclassified from the prior years to conform to the current year presentation. Accordingly, the summarized quarterly data for the third quarter of 2000 has been restated from amounts previously reported to appropriately report such revenues, costs and expenses. A summary of the effects on the quarterly data is as follows:

	Three Months Ended September 30, 2000
	As Previously Reported	As Restated
Revenue	131,162	127,126
Gross Profit	19,948	18,134
Loss from Continuing Operations	(12,447)	(15,466)
Net Loss	(12,447)	(15,466)

(4)          Due to changes in managements’ estimates, a valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. The increase had the effect of decreasing the Company’s effective tax rate to (38.2%) from 37.0% in 1999. The net change in the valuation reserve in the fourth quarter of 2000 was an increase of $78.6 million.

(5)          Due to changes in business conditions, management increased inventory reserves and allowance for doubtful accounts by $1.4 million and $0.7 million respectively. Also during the 2000 fourth quarter, management recorded $4.2 million of additional depreciation on its spares, $8.2 million of additional expenses attributable to cost of sales, and $5.1 million related to changes in its revenue recognition estimates.

NOTE O—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at December 31, 2001 consist of foreign currency translation adjustments related to the Company’ international operations and minimum pension liability related to the Company’s subsidiaries in Japan and the United Kingdom of $0.0 million and $1.2 million, respectively.  The minimum pension liability is net of tax benefit of $0.2 million with a corresponding valuation allowance of $0.2 million, for an effective tax of zero.

NOTE P—SUBSEQUENT EVENTS

During the second quarter of 2002, the Company repurchased Senior Notes with a face amount of $4.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $2.8 million.

On July 30, 2002, the Company and Heller amended the New Facility, which reduced the Company’s fixed charge coverage ratio covenant during quarters 1, 2 and 3 of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.  The amendment also waives the reporting requirement violation upon submission of the audited financial statements.

BANCTEC, INC.

All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

PART III

ITEM 10. Directors and Executive Officers of BancTec, Inc.

The following table sets forth the names, ages, and positions of each of the directors and executive officers of the Company as of June 1, 2002.

The Board of Directors elects executive officers annually. No family relationships exist among the executive officers of the Company.

Name	Age	Position
Craig D. Crisman	61	President and Chief Executive Officer
Brian R. Stone	42	Senior Vice President and Chief Financial Officer
Mark D. Fairchild	42	Senior Vice President
Mark D. Spire	54	Senior Vice President
Neil Snowdon	46	Vice President
P. Weston Hebert	49	Vice President and Corporate Controller
Robert A. Minicucci	50	Chairman of the Board and Director
Eric J. Lee	30	Director
Murray Holland	48	Director
Sanjay Swani	35	Director

Mr. Crisman has been President and Chief Executive Officer since May 2001.  From August 1994 through April 2001, Mr. Crisman served as Chief Executive Officer of Applied Magnetics Corporation and from November 1995 through April 2001, also served as Chairman of the Board. In January 2000, Applied Magnetics Corporation filed for protection under Chapter 11 of the United States Bankruptcy Code, from which it was discharged in November 2001.

Mr. Stone has been Senior Vice President and Chief Financial Officer since May 2001.  From September 1999 through May 2001, Mr. Stone provided management consulting services to several U.S. companies. From March 1996 through August 1999, Mr. Stone served as Chief Executive Officer of Magnetic Data Technologies, LLC.

Mr. Fairchild has been Vice President since April 2000 and Senior Vice President since August 2000. Since August 1985, Mr. Fairchild has been employed by the Company in various management capacities.

Mr. Spire has been Vice President since June 1996 and Senior Vice President since July 2000. Since July 1979, Mr. Spire has been employed by the Company in various management capacities.

Mr. Snowdon has been Vice President since September 2000. From January 1998 through August 2000, Mr. Snowdon has been employed by the Company in various management capacities.  From January 1996 through December 1997, Mr. Snowdon served as Managing Director of LK Global Software Engineering.

Mr. Hebert has been Vice President and Controller since August 2001. From August 2000 through July 2001, Mr. Hebert was Controller of the Company’s USS segment.  From May 1999 through July 2000, Mr. Hebert was Divisional Controller of CertainTeed Corporation.  From 1995 to May 1998, Mr. Hebert served as Director of Accounting for GS Roofing Products Company, Inc.

Mr. Minicucci has been a director of the Company since July 1999. Mr. Minicucci also serves as a Managing Member of Welsh, Carson, Anderson & Stowe VIII, L.P. (a private investment company) and as a director of Amdocs Limited (a telecom customer care and billing software and services company). Mr. Minicucci has served as a General Partner of Welsh, Carson, Anderson & Stowe since 1993.

Mr. Lee has been a director of the Company since January 2002.  He joined WCAS as an Associate in July 1999 and focuses on investments in the information services and healthcare industries.  From July 1995 to June 1999, Mr. Lee was employed by Goldman, Sachs & Company where he worked in the High Technology and Mergers & Acquisitions groups.

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

Mr. Swani has been a director of the Company since December 2000. Mr. Swani became a General Partner of Welsh, Carson, Anderson & Stowe in October 2001. Mr. Swani also served as a director of Fox Paine & Company (a San Francisco-based buyout firm) from June 1998 to June 1999 and worked in the mergers and acquisitions department of Morgan Stanley & Co. (a global financial services firm) from August 1994 to June 1998. Mr. Swani is also a director of BTI Telecommunications Services, Inc. (an integrated telecommunications provider).

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation earned during  the fiscal years ended December 31, 2001, 2000 and 1999, by the Company’s Chief Executive Officer and each of the Company’s four other most highly compensated executive officers (based upon salary and bonus earned during the fiscal year ended December 31, 2001).

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position(s)	Fiscal Year	Salary($)	Bonus ($)(1)	Restricted Stock Award(s)($)	Options (#)(2)	All Other Compensation ($)(3)
Craig D. Crisman	2001	294,219	267,750	0	0	0
President and Chief Executive	2000	0	0	0	0	0
Officer	1999	0	0	0	0	0

John D. Staedke (4)	2001	300,014	150,000	0	0	0
Chairman of the Board of	2000	300,014	150,000	0	400,000	274,233
Directors	1999	0	0	0	0	0

Brian R. Stone	2001	214,583	193,460	0	0	0
Senior Vice President	2000	0	0	0	0	0
and Chief Financial Officer	1999	0	0	0	0	0

James S. Kildebeck (5)	2001	200,400	98,220	0	60,000	0
Senior Vice President	2000	106,366	19,090	0	0	0
	1999	0	0	0	0	0

Mark D. Fairchild	2001	170,526	223,138	0	0	0
Senior Vice President	2000	177,009	51,328	0	100,000	54,165
	1999	156,410	50,000	0	0	116,961

Mark D. Spire	2001	134,923	163,817	0	0	0
Senior Vice President	2000	115,077	49,095	0	32,500	0
	1999	0	0	0	0	0

(1) Reflects bonus earned for the fiscal year, including retention payments made in 2001.

(2) Options to acquire shares of Common Stock.

(3) Includes cash compensation received for: surrender of vested and unexercised stock options by Mr. Fairchild; surrender of unexercised option to purchase Employee Stock Purchase Plan shares by Mr. Fairchild; relocation expense reimbursement by Mr. Staedke; one-time signing bonus to Mr. Staedke; housing allowance to Mr. Fairchild; and commissions to Mr. Fairchild.

(4) Mr. Staedke served as President and Chief Executive Officer from December 1999 to May 2001, Director from December 2000 to May 2001 and Chairman of the Board of Directors from May 2001 to December 2001. Mr. Staedke terminated employment effective December 31, 2001.

(5) Mr. Kildebeck terminated employment effective January 31, 2002.

Option Grants in 2001

The Company did not grant options during 2001.

Aggregated Option Exercises in 2001 and Fiscal Year-End Option Values

No options were exercised by any named executive officer in 2001. The following table provides information related to the number and value of options held by the named executive officers at the end of 2001.

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name			Exercisable(#)	Unexercisable(#)	Exercisable($)	Unexercisable($)
Craig D. Crisman	0	0	0	0	—	—
John D. Staedke	0	0	0	0	—	—
Brian R. Stone	0	0	0	0	—	—
James S. Kildebeck	0	0	13,500	46,500	—	—
Mark D. Fairchild	0	0	22,500	77,500	—	—
Mark D. Spire	0	0	7,313	25,187	—	—

Compensation of Directors

Directors of the Company are not compensated for their services.

Employment Agreements

During 2001, Mr. Crisman was compensated at an annualized salary rate of $450,000.  Mr. Crisman also received a bonus of $267,750 for his services during 2001. Effective July 1, 2002, the Company entered into an employment agreement with Mr. Crisman which provides for the payment of an annual base salary of $450,000, subject to annual review by the Board of Directors, and a discretionary  bonus. The agreement expires December 31, 2002 and automatically renews for successive one-year periods unless terminated by either party. The agreement provides for severance in an amount equal to the sum of the then current salary and the bonus awarded in the preceding 12-month period, in the case of termination for reasons other than cause or without good reason.

During 2001, the Company retained the services of Brian R. Stone, a consultant of ACR/BI Limited Partnership, as Chief Financial Officer of the Company. During 2001, the Company paid to ACR/BI Limited Partnership a monthly fee of $27,083 and a bonus of $193,460 for Mr. Stone’s services during 2001. Effective August 1, 2002, the Company entered into an employment agreement with Mr. Stone which provides for the payment of an annual base salary of $325,000, subject to annual review by the Board of Directors, and a discretionary  bonus. The agreement expires December 31, 2002 and automatically renews for successive one-year periods unless terminated by either party. The agreement provides for severance in an amount equal to the sum of the then current salary and the bonus awarded in the preceding 12-month period, in the case of termination for reasons other than cause or without good reason.

Executive officers of the Company are covered by the Company’s Special Severance Plan for Corporate Officers which provides for severance in the case of termination for reasons other than cause. The severance amount ranges from six to twelve months of base salary, plus a prorated annual bonus.

Compensation Committee and Option Committee Interlocks and Insider Participation

The Company did not have a Compensation Committee from the July 23, 1999 merger date through December 3, 2000. From December 4, 2000 through December 31, 2001, the Compensation Committee was composed of Robert A. Minicucci and Anthony J. de Nicola. From July 1, 2000 through December 3, 2000, the Option Committee was composed of Robert A. Minicucci, Anthony J. de Nicola (a former director of the Company), and Murray Holland and from December 4, 2000 through December 31, 2001, the Option Committee was composed of Robert A. Minicucci and Anthony J. de Nicola. No member of the Compensation Committee or the Option Committee was an officer of the Company. No member of the Compensation Committee or the Option Committee was formerly an officer of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 1, 2002 regarding the ownership of Common Stock, Class A Common Stock, and Preferred Stock of: (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the named class of Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group. Percentage of ownership is based on 17,003,838 shares of Common Stock and 1,181,946 shares of Class A Common Stock (both issued and outstanding at July 1, 2002), 100,000 shares of Series A Preferred Stock (Preferred A), and 35,520 shares of Series B Preferred Stock (Preferred B) outstanding as of July 1, 2002.   The assumed exercise of the Series A Preferred warrants (“Series A Warrants”) and the assumed conversion of the Series B Preferred (“Series B Conversion Rights”) results in 750,000 and 640,000 additional shares, respectively, of Common Stock. Additionally, the assumed exercise of options results in 201,950 additional shares of Common Stock. Included in the Number of Shares Beneficially Owned are shares attributable to stock options, stock warrants, and conversion rights that are exercisable as of, or will be exercisable within 60 days after, July 1, 2002.

Name of Beneficial Owner (1)	Class of Shares Held	Number of Shares Beneficially Owned(2)(3)	Percent of Outstanding Class of Stock
Welsh, Carson, Anderson & Stowe VIII, L.P.(4)	Common	15,096,877	76.3%
320 Park Avenue, Suite 2500	Preferred A	94,880	94.9%
New York, NY 10022	Preferred B	33,700	94.9%

WCAS Capital Partners III, L.P.	Common	2,508,108	12.7%
320 Park Avenue, Suite 2500
New York, NY 10022

Convergent Equity Partners, L.P.(5)	Common	1,181,946	6.0%
100 Crescent Court, Suite 230
Dallas, TX 75201

WCAS Information Partners, L.P.(6)	Common	57,502	*
320 Park Avenue, Suite 2500	Preferred A	373	*
New York, NY 10022	Preferred B	133	*

Robert A. Minicucci(7)	Common	17,719,987	89.6%
320 Park Avenue, Suite 2500	Preferred A	95,626	95.6%
New York, NY 10022	Preferred B	33,966	95.6%

Eric J. Lee(8)	Common	0	*
320 Park Avenue, Suite 2500	Preferred A	0	*
New York, NY 10022	Preferred B	0	*

Murray Holland(9)	Common	1,181,946	6.0%
100 Crescent Court, Suite 230
Dallas, TX 75201

Sanjay Swani(10)	Common	15,096,877	76.3%
320 Park Avenue, Suite 2500	Preferred A	94,880	94.9%
New York, NY 10022	Preferred B	33,700	94.9%

Craig D. Crisman(11)	Common	0	*

John D. Staedke(11),(12)	Common	0	*

Brian R. Stone(11)	Common	0	*

Mark D. Fairchild(11)	Common	35,000	*

James S. Kildebeck(11),(13)	Common	0	*

Mark D. Spire(11)	Common	11,375	*

All executive officers and directors as a	Common	18,955,308	95.8%
group (11 persons)	Preferred A	95,626	95.6%
	Preferred B	33,966	95.6%

* Less than one percent.

(1) Except as otherwise indicated, each stockholder has sole investment and sole voting power with respect to the shares of Stock shown.

(2) Each share of Series A Preferred includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock. Common Stock exercisable by the warrants totals 750,000 shares.

(3) Each share of Series B Preferred Stock includes the right to convert into Common Stock. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments.

(4) Common Stock includes 13,754,070 shares of Common Stock, 735,600 shares of Common Stock (Series A Warrants), and 607,207 shares of Common Stock (Series B Conversion Rights).

(5) Convergent Equity Partners, L.P. holds shares of Class A Common Stock. All others hold shares of Common Stock.

(6) Common Stock includes 54,056 shares of Common Stock, 1,050 shares of Common Stock (Series A Warrants), and 2,396 shares of Common Stock (Series B Conversion Rights).

(7) Includes 15,096,877 shares of Common Stock, 94,880 shares of Preferred A, and 33,700 shares of Preferred B held by Welsh, Carson, Anderson & Stowe VIII, L.P., 2,508,108 shares of Common Stock held by WCAS Capital Partners III, L.P. and 57,502 shares of Common Stock, 373 shares of Preferred A, and 133 shares of Preferred B held by WCAS Information Partners, L.P. Mr. Minicucci is a managing member of each of Welsh, Carson, Anderson & Stowe VIII, L.P. and WCAS Capital Partners III, L.P. Mr. Minicucci disclaims beneficial ownership of such shares.

(8) Mr. Lee is not a general partner of Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Capital Partners III, L.P. or of WCAS Information Partners, L.P. Mr. Lee does not have beneficial ownership of any BancTec shares.

(9) Includes 1,181,946 shares of Class A Common Stock held by Convergent Equity Partners, L.P. Mr. Holland is a principal of Convergent Equity Partners, L.P. Mr. Holland disclaims beneficial ownership of such shares.

(10) Includes 15,096,877 shares of Common Stock, 94,880 shares of Preferred A, and 33,700 shares of Preferred B held by Welsh, Carson, Anderson & Stowe VIII, L.P. Mr. Swani is a managing member of Welsh, Carson, Anderson & Stowe VIII, L.P. Mr. Swani disclaims beneficial ownership of such shares.

(11) Represents Common Shares that may be acquired pursuant to stock options held by the executive officer.

(12) Mr. Staedke served as President and Chief Executive Officer from December 1999 to May 2001, Director from December 2000 to May 2001 and Chairman of the Board of Directors from May 2001 to December 2001. Mr. Staedke terminated employment effective December 31, 2001.

(13) Mr. Kildebeck terminated employment effective January 31, 2002.

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

(c) Exhibits:

3.1 — Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.2 — Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

3.3 — By-Laws, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

4.1 — Certificate of Designations, Preferences and Rights of Series A Preferred Stock, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

4.2 — Securities Purchase Agreement dated as of September 22, 2000, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

4.3 — Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.4 — Securities Purchase Agreement dated as of February 27, 2001, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.5 — Indenture dated May 22, 1998 by and between the Company and The First National Bank of Chicago, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated August 28, 1998.

4.6 — Exchange and Registration Rights Agreement dated May 22, 1998 by and among the Company, Chase Securities, Inc., Goldman, Sachs & Co. and NationsBanc Montgomery Securities LLC, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated August 28, 1998.

4.7 — Senior Subordinated Note dated July 22, 1999, among Colonial Acquisition Corp., a predecessor in interest to the Company, WCAS CP III and the several Purchasers named in Schedules I and II thereto.  *

10.1 — Loan Documents dated July 22, 1999, among the Company, Chase Bank of Texas, as Agent, and Welsh, Carson, Anderson & Stowe, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.2 — First Amendment and Waiver dated January 21, 2000 to Loan Documents, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.3 — Second Amendment and Waiver dated May 15, 2000 to Loan Documents, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

10.4 — Third Amendment and Waiver dated September 15, 2000 to Loan Documents, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

10.5 — Stock Subscription Warrant, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

10.6 — BancTec, Inc. 2000 Stock Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form

10-Q for the period ended September 30, 2000.

10.7 — Loan and Security Agreement, dated as of May 30, 2001, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.8 — First Amendment to Loan and Security Agreement, dated as of November 8, 2001, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.9 —  Letter Agreement regarding Loan and Security Agreement—Waiver and Consent Relating to BTC International Holdings Transaction, dated December 31, 2001 between Heller Financial, Inc. and BancTec, Inc. *

10.10 — Second Amendment to Loan and Security Agreement, dated as of February 5, 2002, between Heller Financial, Inc. and BancTec, Inc. *

10.11 — Third Amendment to Loan and Security Agreement, dated as of July 30, 2002, between Heller Financial, Inc. and BancTec, Inc. *

21.1 — Subsidiaries of Registrant

99.1 — Certificate of Chief Executive Officer and Chief Financial Officer*

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.12 — Special Severance Plan for Corporate Officers effective October 1, 2000, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.13 — Employment Agreement with John D. Staedke dated November 18, 1999, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.14 — Amendment to Employment Agreement with John D. Staedke, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.15 — Employment Agreement with Craig D. Crisman dated July 1, 2002.  *

10.16 — Employment Agreement with Brian R. Stone dated August 1, 2002.  *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/ Craig D. Crisman
Craig D. Crisman
President and Chief Executive Officer

Dated: August 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Craig D. Crisman	President and Chief Executive Officer (Principal Executive Officer); and Director	August 9, 2002
Craig D. Crisman

/s/ Brian R. Stone	Senior Vice President, Chief Financial Officer, and Treasurer	August 9, 2002
Brian R. Stone	(Principal Accounting Officer); and Director

/s/ Robert A. Minicucci	Chairman of the Board and Director	August 9, 2002
Robert A. Minicucci

/s/ Eric J. Lee	Director	August 9, 2002
Eric J. Lee

/s/ Murray Holland	Director	August 9, 2002
Murray Holland

/s/ Sanjay Swani	Director	August 9, 2002
Sanjay Swani

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of BancTec, Inc:

We have audited the consolidated financial statements of BancTec, Inc. as of and for the year ended December 31, 2000, and have issued our report thereon dated May 15, 2001; (except with respect to the matters discussed in Note E, as to which the date is May 31, 2001) such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of BancTec, Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas

May 15, 2001

The following auditors’ report is a copy of the report filed in a previous year and has not been reissued. This copy is provided in response to Financial Reporting Release 62 “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients” and has not been modified in any fashion from the latest signed and dated auditors’ report issued by Arthur Andersen LLP and therefore refers to financial statements not physically included in the document.

To the Board of Directors and Stockholders of BancTec, Inc:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BancTec, Inc. (the Company) as of December 31, 1999 and for the two years in the period ended December 31, 1999 included in this Form 1O-K, and have issued our report thereon dated February 16,2000. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Schedules is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data for the two years ended December 31, 1999, required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas

February 16, 2000

SCHEDULE II

BANCTEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2000 and 1999

Column A	Column B	Column C	Column D		Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions (a) (b) (c)		Balance at end of period

Allowance for Doubtful Accounts
Year ended December 31, 2001	$8,274	$3,934	$(4,533	)(a)	$7,675
Year ended December 31, 2000	12,790	2,631	(7,147	)(a)	8,274
Year ended December 31, 1999	9,333	10,914	(7,457	)(a)	12,790

Reorganization Accrual
Year ended December 31, 2001	$115	$—	$(67	)(b)	$48
Year ended December 31, 2000	215	—	(100	)(b)	115
Year ended December 31, 1999	3,879	—	(3,664	)(b)	215

Accrued Recapitalization Charges and Costs
Year ended December 31, 2001	$—	$—	$—		$—
Year ended December 31, 2000	—	309	(309	)(c)	—
Year ended December 31, 1999	332	—	(332	)(c)	—

(a)          Write-off of uncollectible accounts.

(b)         Severance and related payments.

(c)          Payment of recapitalization charges.