Form 10-Q
period 2002-03-31
BANCTEC INC
filed 2002-09-20
CIK 318378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0–9859

BANCTEC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-1559633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 E. Grauwyler Road, Irving, Texas	75061
(Address of principal executive offices)	(Zip Code)

(972) 579-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	August 15, 2002

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	March 31,	December 31,
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $891 at March 31, 2002 and $2,050 at December 31, 2001	$12,788	$28,577
Accounts receivable, less allowance for doubtful accounts of $8,379 at March 31, 2002 and $7,675 at December 31, 2001	72,863	81,942
Inventories	49,738	51,712
Prepaid expenses	6,820	6,374
Other current assets	1,353	810
Total current assets	143,562	169,415

PROPERTY, PLANT AND EQUIPMENT, net	71,364	76,213

GOODWILL	48,268	48,281
OTHER ASSETS	20,936	21,140
TOTAL ASSETS	$284,130	$315,049

CURRENT LIABILITIES:
Revolving credit facilities	$6,021	$28,838
Trade accounts payable	18,908	22,016
Other accrued expenses and liabilities	59,223	62,147
Deferred revenue	57,652	61,218
Income taxes	4,385	4,166
Total current liabilities	146,189	178,385
LONG-TERM DEBT, less current maturities	304,798	304,798

OTHER LIABILITIES	35,000	31,232

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK-Series A	13,539	13,151

STOCKHOLDERS’ DEFICIT:
Cumulative convertible preferred stock — authorized, 1,000,000 shares of $0.01 par value at March 31, 2002 and December 31, 2001:
Series B preferred stock — issued and outstanding, 35,520 shares at March 31, 2002 and December 31, 2001	6,934	6,532
Common stock authorized, 32,000,000 shares of $0.01 par value at March 31, 2002 and December 31, 2001:
Common stock-issued and outstanding 17,003,838 shares at March 31, 2002 and December 31, 2001	170	170
Class A common stock-issued and outstanding 1,181,946 shares at March 31, 2002 and December 31, 2001	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	133,642	134,432
Accumulated deficit	(348,767)	(345,972)
Accumulated other comprehensive loss	(11,113)	(11,417)
Total stockholders’ deficit	(215,396)	(212,517)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284,130	$315,049

See notes to condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
REVENUE
Equipment and software	$50,560	$49,526
Maintenance and other services	65,841	68,354
COST OF SALES	116,401	117,880

Equipment and software	38,224	40,603
Maintenance and other services	50,318	58,277
	88,542	98,880
Gross profit	27,859	19,000

OPERATING EXPENSES
Product development	3,307	4,492
Selling, general and administrative	18,403	20,136
Goodwill amortization	—	802
	21,710	25,430
Income (loss) from operations	6,149	(6,430)

OTHER INCOME (EXPENSE):
Interest income	41	348
Interest expense	(7,605)	(9,326)
Sundry, net	(353)	620
	(7,917)	(8,358)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,768)	(14,788)
INCOME TAX EXPENSE	1,027	1,052
LOSS FROM CONTINUING OPERATIONS	(2,795)	(15,840)
NET LOSS	$(2,795)	$(15,840)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(790)	(364)
NET LOSS APPLICABLE TO COMMON STOCK	$(3,585)	$(16,204)

See notes to condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,795)	$(15,840)
Adjustments to reconcile net loss from continuing operation to cash flows provided by operating activities:
Depreciation and amortization	6,731	9,329
Provision for doubtful accounts	820	974
Interest paid in-kind	—	4,542
Loss on disposition of property, plant and equipment	201	185
Other non-cash items	49	76
Changes in operating assets and liabilities
Decrease in accounts receivable	8,259	1,538
(Increase) decrease in inventories	1,974	(1,201)
Increase in other assets	(715)	(8,133)
Decrease in trade accounts payable	(3,108)	(2,796)
Increase (decrease) in deferred revenue	(3,566)	7,000
Increase in other accrued expenses and liabilities	1,063	6,095
Cash flows provided by operating activities	8,913	1,769
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,280)	(2,843)
Cash flows used in investing activities	(2,280)	(2,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	8,000
Payments of long-term borrowings	—	(2,500)
Proceeds from (payments of) short-term borrowings, net	(22,787)	141
Debt issuance costs	(70)	—
Net proceeds from issuance of preferred stock	—	5,328
Cash flows provided by (used in) financing activities	(22,857)	10,969
EFFECT OF EXCHANGE RATE CHANGES ON CASH	435	(1,412)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,789)	8,483
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	28,577	23,841
CASH AND CASH EQUIVALENTS-END OF PERIOD	$12,788	$32,324
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid during the period for:
Interest	$5,115	$1,480
Taxes	$1,841	$2,667
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
DEFERRAL OF SPONSOR NOTES QUARTERLY INTEREST PAYMENTS	$—	$5,724

See notes to condensed consolidated financial statements.

BANCTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

The accompanying unaudited condensed consolidated balance sheet at March 31, 2002, and the condensed consolidated statements of operations and cash flows for the interim periods ended March 31, 2002 and 2001, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10–K filed with the Securities and Exchange Commission.  As disclosed in the notes to that report, the condensed consolidated statements of operations and cash flows for the interim period ended March 31, 2001 have been restated. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.             INVENTORIES

Inventory consists of the following:

	March 31,	December 31,
	2002	2001
	(In thousands)
Raw materials	$8,781	$9,053
Work-in-progress	20,518	24,793
Finished goods	20,439	17,866
	$49,738	$51,712

3.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2002	2001
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	76,027	78,055
Systems and software	64,713	64,294
Machinery and equipment	53,293	53,261
Furniture, fixtures and other	23,585	24,108
Buildings	28,579	28,358
	249,057	250,936
Accumulated depreciation and amortization	(177,693)	(174,723)
Property, plant and equipment, net	$71,364	$76,213

4.             OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	March 31,	December 31,
	2002	2001
	(In thousands)
Salaries, wages and other compensation	$16,532	$17,602
Accrued taxes, other than income taxes	3,281	8,446
Advances from customers	2,315	1,859
Accrued interest payable	7,623	5,939
Accrued invoices and costs	4,105	5,534
Accrued contract completion costs	3,266	2,599
Other	22,101	20,168
Total	$59,223	$62,147

5.             DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	March 31,	December 31,
	2002	2001
	(in thousands)
7.5% Senior Notes, due 2008	$110,950	$110,950
Revolver	3,385	25,040
Subordinated Sponsor Notes, unsecured, due 2009	193,848	193,848
Other	2,636	3,798
	310,819	333,636
Less: Current portion	(6,021)	(28,838)
	$304,798	$304,798

Revolving Credit Facility.  The Company has a $60.0 million revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006. The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the Revolver is determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  The Company had an outstanding balance on letters of credit totaling $0.2 million at March 31, 2002.  At March 31, 2002, the Company’s borrowing base was approximately $34.5 million, of which $3.4 million was outstanding.

The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At March 31, 2002, the Company’s weighted average rate on the Revolver was 4.8%. Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased by 0.25% increments up to a total rate increase of 0.5% when available borrowing availability falls below certain thresholds or decreased by 0.25% increments up to a total rate decrease of 0.5% when available borrowing capacity exceeds certain thresholds. A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at March 31, 2002 of $0.9 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. At March 31, 2002, the Company was in compliance with all financial covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions.  As of August 14, 2002, the Company was not in compliance with the Senior Notes' reporting requirements for the quarters ended March 31, 2002 and June 30, 2002.  The Company is in a 60-day cure period, and delivery of the financial statements in this Form 10-Q will remedy this non-compliance condition for the quarter ended March 31, 2002. The Company expects to cure the non-compliance reporting for the quarter ended June 30, 2002 within the cure period provided and therefore continues to classify the Senior Notes as long term debt.  The estimated fair value of the Senior Notes as of March 31, 2002 is approximately $81.0 million based on a yield of 14.0%.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes are issued in U.S. dollars, with interest at 10.0% due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. At March 31, 2002, the Company had $33.8 million outstanding in WCAS notes representing deferred interest. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS did not elect to defer the December 2001 and March 2002 quarterly payments. The estimated fair value of the Sponsor Notes and deferred interest and fees as of March 31, 2002 is approximately $151.0 million based on a discount rate of 15.0%.

The outstanding balance on foreign credit agreements as of March 31, 2002 was $2.6 million, payable in yen. The terms on the agreements ranged from 30 to 60 days at interest rates up to 1.4%.

6.             GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and intangible assets with indefinite useful lives as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of the Company’s reporting units to their respective carrying values, will be completed by June 30, 2002. Under step two of SFAS No. 142, any transitional impairment losses for goodwill will be recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations.

Components of the Company’s goodwill include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to accumulated other comprehensive loss on the balance sheet. The following is a summary of changes in the carrying amount of goodwill by segment for the three months ended March 31, 2002:

		Computer
	US	& Network
	Solutions	Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2001	$40,211	$—	$2,229	$5,841	$48,281
Changes due to foreign Currency translation	—	—	(13)	—	(13)
Balance at March 31, 2002	$40,211	$—	$2,216	$5,841	$48,268

The following is a summary comparison of net loss for the three months ended March 31, 2002 and 2001, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives for the three months ended March 31, 2001:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net loss — as reported	$(2,795)	$(15,840)
Goodwill amortization	—	802
Net loss — as adjusted	$(2,795)	$(15,038)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on its financial condition or results of operations.

7.             COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net loss	$(2,795)	$(15,840)
Foreign currency translation adjustments	304	(2,218)
Total comprehensive loss	$(2,491)	$(18,058)

8.             BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas  (U.S. Solutions (“USS”) and International Solutions (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offers similar products as USS and consists primarily of operations throughout the world excluding United States. The Company recently realigned its reporting structure and began reporting under the new alignment in the first quarter of 2002. Under this new structure, USS includes the operations of Advanced Enterprise Solutions (“AES”) and INTL reporting includes both the U.S. and international operations of Plexus® products (“Plexus”). The operations of AES and Plexus are not material to USS or to INTL operations. Under the new structure, the composition of CNS remains unchanged.  Prior period information has been reclassified to reflect the new alignment.

		Computer
	US	& Network
	Solutions	Services	International	Corp/Elims	Total
	(In thousands)
For the three months ended March 31, 2002

Revenue from external customers	$38,805	$36,446	$41,150	$—	$116,401
Intersegment revenues	3,911	—	1,546	(5,457)	—
Segment gross profit (loss)	9,240	7,833	11,214	(428)	27,859
Segment operating income (loss)	2,412	4,678	2,872	(3,813)	6,149
Segment identifiable assets	112,898	40,283	93,921	37,028	284,130
Capital expenditures	1,157	386	556	181	2,280

For the three months ended March 31, 2001

Revenue from external customers	$37,320	$37,086	$43,474	$—	$117,880
Intersegment revenues	7,099	—	1,515	(8,614)	—
Segment gross profit (loss)	3,772	4,002	11,558	(332)	19,000
Segment operating income (loss)	(5,183)	162	550	(1,959)	(6,430)
Segment identifiable assets	179,992	58,825	114,003	55,735	408,555
Capital expenditures	829	378	1,129	507	2,843

9.             PREFERRED STOCK

REDEEMABLE PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the three months ended March 31, 2002, accretion of the related discount and accrued but unpaid dividends totaled $0.4 million, increasing the carrying amount to $13.5 million. As of March 31, 2002, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $166.45 per share.

SERIES B PREFERRED STOCK

For the three months ended March 31, 2002, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $0.4 million, increasing the carrying amount to $6.9 million.  As of March 31, 2002, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $195.22 per share.

10.          RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” . Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company will adopt the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company has not determined the impact of the provisions of SFAS No. 146 on its financial condition or results of operations.

11.          SUBSEQUENT EVENTS

During the second and third quarters of 2002, the Company repurchased Senior Notes with a total face amount of $5.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $3.4 million, which will be reflected in other income upon the adoption of SFAS No. 145.

On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed charge coverage ratio covenant during quarters 1, 2 and 3 of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.  The amendment also waived the reporting requirement violation upon submission of the audited financial statements in the Company’s Form 10-K, which was filed on August 9, 2002.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Factors Affecting the Company’s Business and Prospects set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors Affecting the Company’s Business and Prospects” set forth in this report, and items described in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time.

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the three months ended March 31, 2002.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  Additionally, in the third quarter of 2001, the USS segment experienced additional unexpected revenue declines, the duration of which the Company cannot predict.  In response to the continued difficult business climate, the year-end planning process and the development of the 2002 operating plan, the Company has undertaken a process of evaluating the recovery of all its investments in inventory and long-lived assets.  This evaluation has resulted in write-downs and impairments of inventory and other long-lived assets in response to current business conditions and other decisions reached during the planning process.

Expected economic and business conditions for the remainder of 2002 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  The general economic conditions have recently caused a significant weakening in demand for systems solutions products offered by USS. The Company has concentrated its emphasis on cost reductions and on existing offerings.  Product Development efforts are currently focused on payment, check and document processing technologies, in addition to investments in Electronic Data Management (“EDM”) vertical solutions and an investment in Archiving solutions for all markets, as well as hardware enhancements.  By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2002 and Three Months Ended March 31, 2001

Consolidated revenue of $116.4 million for the three months ended March 31, 2002 decreased by $1.5 million or 1.3% from the comparable prior year period. The decrease occurred primarily in INTL of $2.3 million and CNS of $0.6 million, offset partly by an increase in USS of $1.4 million. The INTL decrease resulted primarily from the impact of longer acceptance periods on highly customized products in the prior year period.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001. The decreased revenue from the CNS operations was primarily attributable to lower volumes and downsizing of some contracts as a result of general economic conditions.  The USS increase was principally related to the impact of longer acceptance periods on highly customized products for which revenue was recognized during the current quarter, and was offset partly by declines in maintenance due to Company installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies, especially the euro and the yen.

Consolidated gross profit of $27.9 million increased by $8.9 million or 46.6% from the comparable prior year period. The increase occurred primarily in CNS of $3.8 million and USS of $5.4 million, offset partly by a decrease in INTL of $0.3 million. CNS’ gross profit increase was primarily attributable to an improved labor model, with additional benefit provided through a reduction in support costs, including streamlining the number of districts and the expanded automation of its call center operations.  The INTL decrease occurred primarily from a decrease in the Company’s European traditional businesses, partially offset by a margin improvement by the Company’s subsidiary in Japan.  The margin decline in the Company’s subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses, as well as fluctuations of the euro and other European currencies. The USS increase was principally related to the impact of longer acceptance periods on highly customized products in the prior year period. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

Operating expenses of $21.7 million decreased $3.7 million compared to the comparable prior year period. Operating expenses, by component, changed as follows: Product development expenses decreased by $1.2 million or 26.4% primarily due to concentration on developing targeted new applications for the Company’s product lines and selective expansion of existing products. Selling, general, and administrative expenses decreased by $1.7 million or 8.6% due primarily to on-going efforts to realign the cost structure.  Goodwill amortization ceased in 2002 as a result of the implementation of SFAS 142. Goodwill amortization for the three months ended March 31, 2001 was $0.8 million.

Interest expense for the three months ended March 31, 2002 decreased to $7.6 million from $9.3 million in the comparable prior year period. The decrease was due mainly to the repurchase of a portion of the Senior Notes, a lower outstanding balance on the revolving credit facilities and declining interest rates, partially offset by a $13.2 million increase in debt related to Sponsor Notes subsequent to March 31, 2001.

Sundry items resulted in a net expense of $0.4 million during the three months ended March 31, 2002 as compared to a net income of $0.6 million during the comparable prior year period primarily due to the recognition of unrealized gains related to derivative contracts in the prior year period.  These contracts were settled in the fourth quarter of 2001.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $1.0 million for the three months ended March 31, 2002 compared to a corresponding prior year period income tax provision of $1.1 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries and a valuation allowance provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The Company’s effective tax rate was approximately (58.1)% for the three months ended March 31, 2002 as compared to (7.1%) for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit agreement, as discussed below, which matures May 30, 2006, and by internally generated funds from improved cash flows from operations. Funds availability under the revolving credit agreement is determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  General economic conditions, the current weakness in demand for the Company’s systems solutions products offered by USS and the requirement to obtain performance bonds or similar instruments for future advances from a significant customer are expected to have a material impact on the Company’s future liquidity.

The Company’s cash and cash equivalents totaled $12.8 million at March 31, 2002, compared with $28.6 million at December 31, 2001. Working capital increased $6.3 million during the three months ended March 31, 2002 to ($2.7 million) at March 31, 2002.  The change in working capital included a current liability decrease of $22.8 million from the revolving credit agreement and a related current asset decrease in cash and cash equivalents of $15.8 million.

During the three months ended March 31, 2002, the Company relied primarily on cash flows generated from operating activities and short-term borrowings under its revolving credit agreement to fund operations. At March 31, 2002 the Company had available $30.9 million of borrowing capacity under the Revolver, of which the Company can draw $20.9 million.

Operating activities provided $8.9 million and $1.8 million of cash in the three months ended March 31, 2002 and 2001, respectively. The $7.1 million increase was due mainly to a decrease in the loss from continuing operations of $13.0 million and a $7.4 million decrease in other assets, partially offset by a decrease of $10.6 million in deferred revenue and $4.5 million in the prior year related to interest paid-in-kind.

Investing activities used net cash of $2.3 million and $2.8 million in the three months ended March 31, 2002 and 2001, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $22.9 million of net cash in the three months ended March 31, 2002 compared to net cash provided of $11.0 million in the three months ended March 31, 2001. The $33.9 million change related primarily to the reduction of the Company’s debt. The cash provided in the three months ended March 31, 2001 related primarily to proceeds from the issuance of preferred stock of $5.3 million and to additional borrowings of $8.0 million.

At March 31, 2002, the Company’s principal outstanding debt instruments consisted of (i) $3.4 million outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $111.0 million of 7.5% Senior Notes due 2008, and (iii) $193.8 million of Sponsor Notes due 2009.  As of March 31, 2002, the Company’s foreign subsidiaries had outstanding borrowings of $2.6 million.  The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a $60 million revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006. The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At March 31, 2002, the Company’s weighted average rate on the Revolver was 4.8%.  Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased by 0.25% increments up to a total rate increase of 0.5% when available borrowing availability falls below certain thresholds or decreased by 0.25% increments up to a total rate decrease of 0.5% when available borrowing capacity exceeds certain thresholds.  At March 31, 2002, Company’s available borrowing base was approximately $34.5 million, of which $3.4 million was outstanding. The Company had an outstanding balance on letters of credit totaling $0.2 million at March 31, 2002, resulting in remaining availability of $30.9 million, of which the Company can draw $20.9 million.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at March 31, 2002 of $0.9 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver.  The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  At March 31, 2002, the Company was in compliance with all financial covenants under the Revolver. The Company was not in compliance with the reporting requirements of the Revolver for the year ended December 31, 2001. Heller waived this non-compliance upon the Company’s delivery of the financial statements in its Form 10-K filing.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions.  As of August 14, 2002, the Company was not in compliance with the Senior Notes’ reporting requirements for the quarters ended March 31, 2002 and June 30, 2002. The Company is in a 60-day cure period, and delivery of the financial statements in this Form 10-Q will remedy this non-compliance condition for the quarter ended March 31, 2002. The Company expects to cure the non-compliance reporting for the quarter ended June 30, 2002 within the cure period provided and therefore continues to classify the Senior Notes as long term debt.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes bear interest at 10.0%, due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. At March 31, 2002, the Company had $33.8 million outstanding in deferred interest notes. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS did not elect to defer the December 2001 and March 2002 quarterly payments and currently does not intend to elect deferral of the quarterly payments in the near future.

Preferred Stock — Series A.  The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the three months ended March 31, 2002, accretion of the related discount and accrued but unpaid dividends totaled $0.4 million, increasing the carrying amount to $13.5 million. As of March 31, 2002, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $166.45 per share.

Preferred Stock — Series B.  For the three months ended March 31, 2002, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $0.4 million, increasing the carrying amount to $6.9 million.  As of March 31, 2002, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $195.22 per share.

Foreign Credit Agreements. The outstanding balance on foreign credit agreements as of March 31, 2002 was $2.6 million, payable in yen.

Inflation has not had a material effect on the operating results of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and intangible assets with indefinite useful lives as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of the Company’s reporting units to their respective carrying values, will be completed by June 30, 2002. Under step two of SFAS No. 142, any transitional impairment losses for goodwill will be recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on its financial condition or results of operations.

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” . Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company will adopt the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS

There are many factors that affect the Company’s business and the results of its operations. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.  See “Forward Looking Statements”.

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

Technological Changes and Product Transitions

The Company’s industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics.  The Company must incorporate these new technologies into its products and solutions in order to remain competitive. There can be no assurance that the Company will be able to continue to manage technological transitions.  A failure on the part of the Company to effectively manage these transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company.  In addition, the Company’s business depends on technology trends in its customers’ businesses.  Many of the Company’s traditional products depend on the efficient handling of paper-

based transactions.  To the extent that technological changes impact the future volume of paper transactions, the Company’s traditional business may be adversely impacted.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR. From time to time the Company also has outstanding balances on foreign credit agreements for which the terms on the agreements ranged from 30 to 60 days at interest rates up to 1.4% at March 31, 2002. If the bank’s prime rate or LIBOR on March 31, 2002 increased by 100 basis points on that date and then remained constant at the higher rate for twelve consecutive months, the Company’s interest costs on its outstanding variable rate borrowings at March 31, 2002 of $6.0 million would increase by approximately $60,000.

PART II

BANCTEC, INC.

Item 5.   Other Information

On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed charge coverage ratio covenant during quarters 1, 2 and 3 of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.  The amendment also waived the reporting requirement violation upon submission of the audited financial statements in the Company’s Form 10-K filing.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits:

10.1 — Second Amendment to Loan and Security Agreement, dated as of February 5, 2002, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.2 — Third Amendment to Loan and Security Agreement, dated as of July 30, 2002, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.3 — Employment Agreement with Craig D. Crisman effective as of July 1, 2002, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.4 — Employment Agreement with Brian R. Stone effective as of August 1, 2002, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

99.1 — Certificate of Chief Executive Officer *

99.2 — Certificate of Chief Financial Officer *

* Filed herewith

(b)         Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

	By	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and Chief
Financial Officer

Dated: September 20, 2002

Certifications

I, Craig D. Crisman, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of BancTec, Inc;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of BancTec, Inc. as of, and for, the periods presented in this quarterly report.

Date: September 20, 2002	/s/ Craig D. Crisman
Craig D. Crisman
President and Chief Executive Officer

Certifications

I, Brian R. Stone, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of BancTec, Inc;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of BancTec, Inc. as of, and for, the periods presented in this quarterly report.

Date: September 20, 2002	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and Chief Financial Officer