Form 10-Q
period 2002-06-30
BANCTEC INC
filed 2002-10-28
CIK 318378

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 24, 2002

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $1,613 at June 30, 2002 and $2,050 at December 31, 2001	$27,137	$28,577
Accounts receivable, less allowance for doubtful accounts of $6,313 at June 30, 2002 and $7,675 at December 31, 2001	62,961	81,942
Inventories	44,188	51,712
Prepaid expenses	7,129	6,374
Other current assets	1,442	810
Total current assets	142,857	169,415

PROPERTY, PLANT AND EQUIPMENT, net	67,588	76,213

GOODWILL	48,408	48,281
OTHER ASSETS	21,145	21,140
TOTAL ASSETS	$279,998	$315,049

CURRENT LIABILITIES:
Revolving credit facilities	$8,000	$28,838
Trade accounts payable	17,435	22,016
Other accrued expenses and liabilities	53,643	62,147
Deferred revenue	56,415	61,218
Income taxes	4,438	4,166
Total current liabilities	139,931	178,385
LONG-TERM DEBT, less current maturities	300,173	304,798

OTHER LIABILITIES	38,094	31,232

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK-Series A	13,936	13,151

STOCKHOLDERS’ DEFICIT:
Cumulative convertible preferred stock - authorized, 1,000,000 shares of $0.01 par value at June 30, 2002 and December 31, 2001:
Series B preferred stock - issued and outstanding, 35,520 shares at June 30, 2002 and December 31, 2001	7,366	6,532
Common stock authorized, 32,000,000 shares of $0.01 par value at June 30, 2002 and December 31, 2001:
Common stock-issued and outstanding 17,003,838 shares at June 30, 2002 and December 31, 2001	170	170
Class A common stock-issued and outstanding 1,181,946 shares at June 30, 2002 and December 31, 2001	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	132,813	134,432
Accumulated deficit	(347,259)	(345,972)
Accumulated other comprehensive loss	(8,964)	(11,417)
Total stockholders’ deficit	(212,136)	(212,517)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$279,998	$315,049

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
REVENUE
Equipment and software	$47,754	$61,499	$98,314	$111,025
Maintenance and other services	65,957	67,032	131,798	135,386
	113,711	128,531	230,112	246,411
COST OF SALES
Equipment and software	37,938	48,041	76,162	88,644
Maintenance and other services	48,923	55,633	99,241	113,910
	86,861	103,674	175,403	202,554
Gross profit	26,850	24,857	54,709	43,857

OPERATING EXPENSES
Product development	4,147	3,698	7,454	8,190
Selling, general and administrative	16,934	20,743	35,337	40,879
Goodwill amortization	—	806	—	1,608
	21,081	25,247	42,791	50,677
Income (loss) from operations	5,769	(390)	11,918	(6,820)

OTHER INCOME (EXPENSE):
Interest income	59	363	100	711
Interest expense	(7,635)	(9,566)	(15,240)	(18,892)
Sundry, net	4,408	(1,666)	4,055	(1,046)
	(3,168)	(10,869)	(11,085)	(19,227)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,601	(11,259)	833	(26,047)
INCOME TAX EXPENSE	1,093	839	2,120	1,891
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,508	(12,098)	(1,287)	(27,938)
NET INCOME (LOSS)	$1,508	$(12,098)	$(1,287)	$(27,938)

PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(829)	(701)	(1,619)	(1,065)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$679	$(12,799)	$(2,906)	$(29,003)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,287)	$(27,938)
Adjustments to reconcile net loss from continuing operation to cash flows provided by operating activities:
Depreciation and amortization	13,251	18,729
Provision for doubtful accounts, net of recoveries	(1,416)	1,491
Interest paid in-kind	—	9,339
Loss on disposition of property, plant and equipment	498	537
(Gain) loss on extinguishment of long-term debt	(2,842)	1,840
Other non-cash items	239	189
Changes in operating assets and liabilities
Decrease in accounts receivable	20,397	16,561
Decrease in inventories	7,425	1,330
Increase in other assets	(1,272)	(6,675)
Decrease in trade accounts payable	(4,581)	(5,116)
Increase (decrease) in deferred revenue	(4,803)	19,920
Decrease in other accrued expenses and liabilities	(1,370)	(5,294)
Cash flows provided by operating activities	24,239	24,913
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,421)	(6,945)
Cash flows used in investing activities	(4,421)	(6,945)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	8,000
Payments of long-term borrowings	(1,783)	(70,000)
Proceeds from (payments of) short-term borrowings, net	(20,855)	35,036
Debt issuance costs	(120)	(2,458)

Net proceeds issuance of preferred stock	—	5,328
Cash flows used in financing activities	(22,758)	(24,094)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,500	(1,237)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,440)	(7,363)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	28,577	23,841
CASH AND CASH EQUIVALENTS—END OF PERIOD	$27,137	$16,478
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid during the period for:
Interest	$14,050	$8,565
Taxes	$2,459	$2,931
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
DEFERRAL OF SPONSOR NOTES QUARTERLY INTEREST PAYMENTS	$—	$11,634

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

The accompanying unaudited condensed consolidated balance sheet at June 30, 2002, and the condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 2002 and 2001, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.  As disclosed in the notes to that report, the condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 2001 have been restated. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   INVENTORIES

Inventory consists of the following:

	June 30, 2002	December 31, 2001
	(In thousands)

Raw materials	$5,403	$9,053
Work-in-progress	20,829	24,793
Finished goods	17,956	17,866
	$44,188	$51,712

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2002	December 31, 2001
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	70,256	78,055
Systems and software	64,191	64,294
Machinery and equipment	52,841	53,261
Furniture, fixtures and other	24,574	24,108
Buildings	28,665	28,358
	243,387	250,936
Accumulated depreciation and amortization	(175,799)	(174,723)
Property, plant and equipment, net	$67,588	$76,213

4.   OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	June 30, 2002	December 31, 2001
	(In thousands)
Salaries, wages and other compensation	$15,311	$17,602
Accrued taxes, other than income taxes	5,171	8,446
Advances from customers	1,989	1,859
Accrued interest payable	733	5,939
Accrued invoices and costs	1,948	5,534
Accrued contract completion costs	4,049	2,599
Other	24,442	20,168
Total	$53,643	$62,147

5.   DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	June 30, 2002	December 31, 2001
	(in thousands)

7.5% Senior Notes, due 2008	$106,325	$110,950
Revolver	8,000	25,040
Subordinated Sponsor Notes, unsecured, due 2009	193,848	193,848
Other	—	3,798
	308,173	333,636
Less: Current portion	(8,000)	(28,838)
	$300,173	$304,798

Revolving Credit Facility.  The Company has a $60.0 million revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006. The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the Revolver is determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  At June 30, 2002, the Company had $8.0 million outstanding under the Revolver and an outstanding balance on letters of credit totaling $8.5 million.  The balance remaining under the Revolver that the Company can draw was $6.9 million at June 30, 2002.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At June 30, 2002, the Company’s weighted average rate on the Revolver was 6.0%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at June 30, 2002 of $1.6 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. At June 30, 2002, the Company was in compliance with all financial covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the second quarter of 2002, the Company repurchased Senior Notes with a face amount of $4.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $2.8 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim periods ended June 30, 2002. As of August 14, 2002, the Company was not in compliance with the Senior Notes’ reporting requirements for the quarters ended March 31, 2002 and June 30, 2002. The Company is in a 60-day cure period, and delivery of the financial statements in the Company’s Form 10-Q filing remedied this non- compliance condition for the quarter ended March 31, 2002. Delivery of the financial statements in this Form 10-Q will remedy this non- compliance condition for the quarter ended June 30, 2002 within the cure period provided and therefore the Company continues to classify the Senior Notes as long term debt.  The estimated fair value of the Senior Notes as of June 30, 2002, is approximately $41 million based on an average value of recently completed market trades, resulting in a yield to maturity of approximately 30%.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes are issued in U.S. dollars, with interest at 10.0% due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. At June 30, 2002, the Company had $33.8 million outstanding in WCAS notes representing deferred interest. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS did not elect to defer the December 2001, March 2002 or June 2002 quarterly payments.  The estimated fair value of the Sponsor Notes and deferred interest and fees as of June 30, 2002, is approximately $70 million assuming a yield to maturity of 35%.

The Company had no outstanding balances on foreign credit agreements at June 30, 2002.

6.   GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then under the second step the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. During the six months ended June 30, 2002, the Company completed its analysis of the first step of the impairment test of goodwill measured as of January 1, 2002.

Upon completion of the second step of the analysis, the Company anticipates recording as a cumulative effect of a change in accounting principle, a non-cash charge of between  $9 and $21 million, after applicable income taxes, to write off a portion of the carrying value of goodwill.  This non-cash charge will be recorded before December 31, 2002, and will not affect the Company’s operations.

Components of the Company’s goodwill include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142. The following is a summary of changes in the carrying amount of goodwill by segment for the six months ended June 30, 2002:

	US Solutions	Computer & Network Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2001	$40,211	$—	$2,229	$5,841	$48,281
Changes due to foreign Currency translation	—	—	127	—	127
Allocation of previously unallocated Goodwill	1,025	—	4,816	(5,841)	—
Balance at June 30, 2002	$41,236	$—	$7,172	$—	$48,408

The following is a summary comparison of net loss for the three and six months ended June 30, 2002 and 2001, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives for the three and six months ended June 30, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Net income (loss) – as reported	$1,508	$(12,098)	$(1,287)	$(27,938)
Goodwill amortization	—	806	—	1,608
Net income (loss) – as adjusted	$1,508	$(11,292)	$(1,287)	$(26,330)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on its financial condition or results of operations.

7.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Net income (loss)	$1,508	$(12,098)	$(1,287)	$(27,938)
Foreign currency translation adjustments	2,149	148	2,453	(2,070)
Total comprehensive income (loss)	$3,657	$(11,950)	$1,166	$(30,008)

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

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the three months ended June 30, 2002

Revenue from external customers	$36,673	$36,481	$40,557	$—	$113,711
Intersegment revenues	2,183	—	1,332	(3,515)	—
Segment gross profit (loss)	5,272	9,381	11,438	759	26,850
Segment operating income (loss)	(2,208)	8,378	1,988	(2,389)	5,769
Segment identifiable assets	107,858	33,317	92,027	46,796	279,998
Capital expenditures	832	202	1,069	38	2,141

For the three months ended June 30, 2001

Revenue from external customers	$44,606	$35,894	$48,031	$—	$128,531
Intersegment revenues	9,348	—	1,212	(10,560)	—
Segment gross profit (loss)	7,894	3,761	12,880	322	24,857
Segment operating income (loss)	(206)	(1,084)	2,849	(1,949)	(390)
Segment identifiable assets	164,060	47,224	113,859	43,917	369,060
Capital expenditures	1,358	592	1,498	654	4,102

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the six months ended June 30, 2002

Revenue from external customers	$75,478	$72,927	$81,707	$—	$230,112
Intersegment revenues	6,094	—	2,878	(8,972)	—
Segment gross profit (loss)	14,512	17,214	22,652	331	54,709
Segment operating income (loss)	204	13,056	4,860	(6,202)	11,918
Segment identifiable assets	107,858	33,317	92,027	46,796	279,998
Capital expenditures	1,989	588	1,625	219	4,421

For the six months ended June 30, 2001

Revenue from external customers	$81,926	$72,980	$91,505	$—	$246,411
Intersegment revenues	16,447	—	2,727	(19,174)	—
Segment gross profit (loss)	11,666	7,763	24,438	(10)	43,857
Segment operating income (loss)	(5,389)	(922)	3,399	(3,908)	(6,820)
Segment identifiable assets	164,060	47,224	113,859	43,917	369,060
Capital expenditures	2,187	970	2,627	1,161	6,945

9.   PREFERRED STOCK

REDEEMABLE PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the six months ended June 30, 2002, accretion of the related discount and accrued but unpaid dividends totaled $0.8 million, increasing the carrying amount to $13.9 million. As of June 30, 2002, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $169.36 per share.

SERIES B PREFERRED STOCK

For six months ended June 30, 2002, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $0.8 million, increasing the carrying amount to $7.3 million.  As of June 30, 2002, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $207.39 per share.

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

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” . Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002. During the second quarter of 2002, the Company repurchased Senior Notes with a face amount of $4.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $2.8 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim periods ended June 30, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company has not determined the impact of the provisions of SFAS No. 146 on its financial condition or results of operations.

11.   SUBSEQUENT EVENTS

Since June 30, 2002, the Company repurchased Senior Notes with a total face amount of $1.9 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $1.2 million, which will be reflected in other income as a result of the early adoption of SFAS No. 145.

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

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the six months ended June 30, 2002.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  The Company has undertaken a process of evaluating the recovery of all its investments in inventory and long-lived assets.  This evaluation has resulted in write-downs and impairments of inventory and other long-lived assets in response to current business conditions and other decisions reached during the planning process.

Expected economic and business conditions for the remainder of 2002 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  The general economic conditions have recently caused a significant weakening in demand for systems solutions products offered by USS and INTL. The Company has concentrated its emphasis on cost reductions and on existing offerings. Product Development efforts are currently focused on payment, check and document processing technologies, in addition to investments in Electronic Document Management (“EDM”) vertical solutions and an investment in archiving solutions for all markets, as well as hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2002 and Three Months Ended June 30, 2001

Consolidated revenue of $113.7 million for the three months ended June 30, 2002 decreased by $14.8 million or 11.5% from the comparable prior year period. The decrease occurred primarily in INTL of $7.4 million and USS of $7.9 million, offset partially by an increase in CNS of $0.6 million. The INTL and USS decreases resulted primarily from the impact of longer acceptance periods on highly customized products in the prior-year period.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  In addition, USS experienced declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies, especially the euro and the yen.

Consolidated gross profit of $26.9 million increased by $2.0 million or 8.0% from the comparable prior-year period. The increase occurred primarily in CNS of $5.6 million, offset partially by decreases in INTL of $1.4 million and USS of $2.6 million. CNS’ gross profit increase was primarily attributable to an improved labor model, with additional benefit provided through a reduction in support costs, including streamlining the number of districts and the expanded automation of its call center operations. The INTL decrease resulted primarily from a decrease in the Company’s European traditional businesses, partially offset by a margin improvement by the Company’s subsidiary in Japan. The margin decline in the Company’s subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses, as well as fluctuations of the euro, yen and other international currencies. The USS decrease was principally related to the impact of decreased revenues, partially offset by lower costs resulting from the Company’s cost containment efforts. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

Operating expenses of $21.1 million decreased $4.2 million compared to the comparable prior year-period. Operating expenses, by component, changed as follows: Product development expenses increased by $0.4 million or 12.1% primarily due to concentration on developing targeted new applications for the Company’s product lines, selective expansion of existing products, and the use of outsourced product development services. Selling, general, and administrative expenses decreased by $3.8 million or 18.4% due primarily to on-going efforts to realign the cost structure.  Goodwill amortization ceased in 2002 as a result of the implementation of SFAS 142. Goodwill amortization for the three months ended June 30, 2001 was $0.8 million.

Interest expense for the three months ended June 30, 2002 decreased to $7.6 million from $9.6 million in the comparable prior-year period. The decrease was due mainly to the repurchase of a portion of the Senior Notes, a lower outstanding balance on the revolving credit facilities and declining interest rates, partially offset by a $6.1 million increase in debt related to Sponsor Notes subsequent to June 30, 2001.

Sundry items resulted in a net income of $4.4 million during the three months ended June 30, 2002 as compared to a net expense of $1.7 million during the comparable prior-year period.  This increase is primarily due to foreign exchange gains of $2.1 million and a gain of approximately $2.8 million from the Company’s repurchase of Senior Notes during the current year period, compared to foreign exchange gains of $0.1 million and a loss of $1.8 million as a result of the extinguishment of a previous credit facility in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $1.1 million for the three months ended June 30, 2002 compared to a corresponding prior-year period income tax provision of $0.8 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries and a valuation allowance provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The Company’s effective tax rate was approximately 42.0% for the three months ended June 30, 2002 as compared to (7.5%) for the corresponding prior-year period.

Comparison of Six Months Ended June 30, 2002 and Six Months Ended June 30, 2001

Consolidated revenue of $230.1 million for the six months ended June 30, 2002 decreased by $16.3 million or 6.6% from the comparable prior-year period. The decrease occurred primarily in INTL of $9.8 million and USS of $6.5 million, while revenue for CNS remained flat. The INTL decrease resulted primarily from the impact of longer acceptance periods on highly customized products in the prior-year period.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  The USS decrease was principally related to the impact of continued economic weakness, and declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies, especially the euro and the yen.

Consolidated gross profit of $54.7 million increased by $10.9 million or 24.7% from the comparable prior-year period. The increase occurred primarily in CNS of $9.5 million and USS of $2.8 million, offset partially by a decrease in INTL of $1.8 million. CNS’ gross profit increase was primarily attributable to an improved labor model, with additional benefit provided through a reduction in support costs, including streamlining the number of districts and the expanded automation of its call center operations. The INTL decrease occurred primarily from a decrease in the Company’s European traditional businesses. The margin decline in the Company’s subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses, as well as fluctuations of the euro, yen and other international currencies.  USS gross profit increased despite   decreased revenues due to significantly lower cost of sales resulting from the Company’s cost containment efforts. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

Operating expenses of $42.8 million decreased $7.9 million compared to the comparable prior-year period. Operating expenses, by component, changed as follows: Product development expenses decreased by $0.7 million or 9.0% primarily due to concentration on developing targeted new applications for the Company’s product lines, selective expansion of existing products, and the use of outsourced product development services. Selling, general, and administrative expenses decreased by $5.5 million or 13.6% due primarily to on-going efforts to realign the cost structure.  Goodwill amortization ceased in 2002 as a result of the implementation of SFAS 142. Goodwill amortization for the six months ended June 30, 2001 was $1.6 million.

Interest expense for the six months ended June 30, 2002 decreased to $15.2 million from $18.9 million in the comparable prior-year period. The decrease was due mainly to the repurchase of a portion of the Senior Notes, a lower outstanding balance on the revolving credit facilities and declining interest rates, partially offset by a $6.1 million increase in debt related to Sponsor Notes subsequent to June 30, 2001.

Sundry items resulted in a net income of $4.1 million during the six months ended June 30, 2002 as compared to a net expense of $1.0 million during the comparable prior-year period.  This increase is primarily due to foreign exchange gains of $2.5 million and a gain of approximately $2.8 million from the Company’s repurchase of Senior Notes during the current year period, compared to foreign exchange losses of $2.1 million and a loss of $1.8 million as a result of the extinguishment of a previous credit facility in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $2.1 million for the six months ended June 30, 2002 compared to a corresponding prior-year period income tax provision of $1.9 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries and a valuation allowance provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The Company’s effective tax rate was approximately 254.5% for the six months ended June 30, 2002 as compared to (7.3%) for the corresponding prior-year period.

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

The Company’s cash and cash equivalents totaled $27.1 million at June 30, 2002, compared with $28.6 million at December 31, 2001. Working capital increased $11.9 million during the six months ended June 30, 2002 to $2.9 million compared to a working capital deficit of $9.0 million at December 31,2001.  The change in working capital included a current liability decrease of $20.8 million from the revolving credit agreement and a current asset decrease in accounts receivable of $19.0 million.

During the six months ended June 30, 2002, the Company relied primarily on cash flows generated from operating activities and short-term borrowings under its revolving credit agreement to fund operations. At June 30, 2002 the Company had available $16.9 million of borrowing capacity under the Revolver, of which the Company can draw $6.9 million.

Operating activities provided $24.2 million and $24.9 million of cash in the six months ended June 30, 2002 and 2001, respectively, a decrease of  $0.7 million.  Although the net loss from continuing operations decreased $26.7 million, $22.5 million of this improvement resulted from lower depreciation and amortization, interest paid in-kind, and other non-cash transactions.  In addition, cash generated by the conversion of operating assets and liabilities was $4.9 million less than in the prior-year period.

Investing activities used net cash of $4.4 million and $6.9 million in the six months ended June 30, 2002 and 2001, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $22.8 million and $24.1 million of net cash in the six months ended June 30, 2002 and 2001, respectively. The $1.3 million change related primarily to the reduction of the Company’s debt, offset by the issuance of preferred stock of $5.3 million in the six months ended June 30, 2001.

At June 30, 2002, the Company’s principal outstanding debt instruments consisted of (i) $8.0 million outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $106.3 million of 7.5% Senior Notes due 2008, and (iii) $193.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a $60 million revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  At June 30, 2002, the Company had $8.0 million outstanding under the Revolver and an outstanding balance on letters of credit totaling $8.5 million.  The balance remaining under the Revolver that the Company can draw was $6.9 million at June 30, 2002.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At June 30, 2002, the Company’s weighted average rate on the Revolver was 6.0%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at June 30, 2002 of $1.6 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver.  The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  At June 30, 2002, the Company was in compliance with all financial covenants under the Revolver. The Company was not in compliance with the reporting requirements of the Revolver for the year ended December 31, 2001.  On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed charge coverage ratio covenant during quarters 1, 2 and 3 of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.  The amendment also waived the reporting requirement violation upon submission of the audited financial statements in the Company’s Form 10-K, which was filed on August 9, 2002

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the second quarter of 2002, the Company repurchased Senior Notes with a face amount of $4.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $2.8 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim periods ended June 30, 2002. As of October 15, 2002, the Company was not in compliance with the Senior Notes’ reporting requirements for the quarter ended June 30, 2002. The Company is in a 60-day cure period, and delivery of the financial statements in this Form 10-Q will remedy this non- compliance condition for the quarter ended June 30, 2002, within the cure period provided, and therefore the Company continues to classify the Senior Notes as long term debt.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes bear interest at 10.0%, due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. At June 30, 2002, the Company had $33.8 million outstanding in deferred interest notes. WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS did not elect to defer the December 2001, March 2002 or June 2002 quarterly payments and currently does not intend to elect deferral of the quarterly payments in the near future.

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the six months ended June 30, 2002, accretion of the related discount and accrued but unpaid dividends totaled $0.8 million, increasing the carrying amount to $13.9 million. As of June 30, 2002, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $169.36 per share.

Preferred Stock – Series B. For six months ended June 30, 2002, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $0.8 million, increasing the carrying amount to $7.3 million.  As of June 30, 2002, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $207.39 per share.

Inflation has not had a material effect on the operating results of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and intangible assets with indefinite useful lives as of the date of adoption.  SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then under the second step the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. During the six months ended June 30, 2002, the Company completed its analysis of the first step of the impairment test of goodwill measured as of January 1, 2002.

Upon completion of the second step of the analysis, the Company anticipates recording as a cumulative effect of a change in accounting principle, a non-cash charge of between  $9 and $21 million, after applicable income taxes, to write off a portion of the carrying value of goodwill.  This non-cash charge will be recorded before December 31, 2002, and will not affect the Company’s operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on its financial condition or results of operations.

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” . Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002. During the second quarter of 2002, the Company repurchased Senior Notes with a face amount of $4.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $2.8 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim periods ended June 30, 2002.

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

General Economic Conditions

The Company’s business partially depends on general economic and business conditions. The Company’s sales are to businesses in a wide variety of industries, including banking, financial services, insurance, health care, high technology and governmental agencies.  General economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

Delays or reductions in technology spending could have a material adverse effect on demand for the Company’s products and services, and consequently on the Company’s business, operating results, financial condition, and prospects.

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

Fluctuations in Operating Results

The Company’s operating results may fluctuate from period to period and will depend on numerous factors, including: customer demand and market acceptance of the Company’s products and solutions, new product introductions, product obsolescence, varying product mix, foreign currency exchange rates, competition and other factors. The Company’s business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company’s control. Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR. Assuming the level of outstanding variable rate borrowings at June 30, 2002 of $8.0 million, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $80,000 over a twelve-month period.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

99.1 - Certificate of Chief Executive Officer *

99.2 - Certificate of Chief Financial Officer *

* Filed herewith

(b)   Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and Chief
Financial Officer

Dated: October 28, 2002

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

Date: October 28, 2002
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

Date: October 28, 2002	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and Chief Financial Officer