Form 10-Q
period 2002-09-30
BANCTEC INC
filed 2002-11-15
CIK 318378

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	November 12, 2002

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	September 30,	December 31,
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $2,167 at September 30, 2002 and $2,050 at December 31, 2001	$33,417	$28,577
Accounts receivable, less allowance for doubtful accounts of $6,213 at September 30, 2002 and $7,675 at December 31, 2001	61,825	81,942
Inventories	40,891	51,712
Prepaid expenses	6,668	6,374
Other current assets	1,388	810
Total current assets	144,189	169,415

PROPERTY, PLANT AND EQUIPMENT, net	62,988	76,213

GOODWILL	48,336	48,281
OTHER ASSETS	20,472	21,140
TOTAL ASSETS	$275,985	$315,049

CURRENT LIABILITIES:
Revolving credit facilities	$9,800	$28,838
Trade accounts payable	17,051	22,016
Other accrued expenses and liabilities	47,696	62,147
Deferred revenue	57,934	61,218
Income taxes	2,666	4,166
Total current liabilities	135,147	178,385
LONG-TERM DEBT, less current maturities	299,173	304,798

OTHER LIABILITIES	38,040	31,232

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK-Series A	14,343	13,151

STOCKHOLDERS’ DEFICIT:
Cumulative convertible preferred stock - authorized, 1,000,000 shares of $0.01 par value at September 30, 2002 and December 31, 2001:
Series B preferred stock — issued and outstanding, 35,520 shares at September 30, 2002 and December 31, 2001	7,831	6,532
Common stock authorized, 32,000,000 shares of $0.01 par value at September 30, 2002 and December 31, 2001:
Common stock-issued and outstanding 17,003,838 shares at September 30, 2002 and December 31, 2001	170	170
Class A common stock-issued and outstanding 1,181,946 shares at September 30, 2002 and December 31, 2001	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	131,942	134,432
Accumulated deficit	(345,180)	(345,972)
Accumulated other comprehensive loss	(9,219)	(11,417)

Total stockholders’ deficit	(210,718)	(212,517)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$275,985	$315,049

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(In thousands)
REVENUE
Equipment and software	$43,940	$50,876	$142,254	$161,901
Maintenance and other services	65,479	67,910	197,277	203,296
	109,419	118,786	339,531	365,197
COST OF SALES
Equipment and software	30,589	46,534	106,751	133,197
Maintenance and other services	46,411	53,433	145,652	169,324
	77,000	99,967	252,403	302,521
Gross profit	32,419	18,819	87,128	62,676

OPERATING EXPENSES
Product development	4,316	3,955	11,770	12,145
Selling, general and administrative	17,760	21,589	53,097	62,468
Goodwill amortization	—	803	—	2,411
	22,076	26,347	64,867	77,024
Income (loss) from operations	10,343	(7,528)	22,261	(14,348)

OTHER INCOME (EXPENSE):
Interest income	79	64	179	775
Interest expense	(7,396)	(8,762)	(22,636)	(27,654)
Sundry, net	479	715	4,534	(331)
	(6,838)	(7,983)	(17,923)	(27,210)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,505	(15,511)	4,338	(41,558)
INCOME TAX EXPENSE	1,426	1,021	3,546	2,912
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,079	(16,532)	792	(44,470)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(685)	—	(685)
NET INCOME (LOSS)	$2,079	$(17,217)	$792	$(45,155)

PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(872)	(747)	(2,491)	(1,938)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$1,207	$(17,964)	$(1,699)	$(47,093)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$792	$(45,155)
Adjustments to reconcile net loss from continuing operation to cash flows provided by operating activities:
Depreciation and amortization	19,274	27,629
Provision for doubtful accounts, net of recoveries	(2,100)	1,760
Interest paid in-kind	—	14,278
Loss on disposition of property, plant and equipment	778	836
(Gain) loss on extinguishment of long-term debt	(3,387)	1,840
Other non-cash items	291	422
Changes in operating assets and liabilities
Decrease in accounts receivable	22,217	27,094
Decrease in inventories	10,712	7,838
Increase in other assets	3	(5,065)
Decrease in trade accounts payable	(4,965)	(3,032)
Increase (decrease) in deferred revenue	(3,284)	11,568
Decrease in other accrued expenses and liabilities	(9,143)	(5,908)
Cash flows provided by operating activities	31,188	34,105
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,220)	(10,121)
Cash flows used in investing activities	(6,220)	(10,121)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	8,000
Payments of long-term borrowings	(2,238)	(70,000)
Proceeds from (payments of) short-term borrowings, net	(19,055)	25,722
Debt issuance costs	(206)	(2,547)
Net proceeds issuance of preferred stock	—	5,328
Cash flows used in financing activities	(21,499)	(33,497)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,371	(805)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,840	(10,318)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	28,577	23,841
CASH AND CASH EQUIVALENTS-END OF PERIOD	$33,417	$13,523

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid during the period for:
Interest	$19,075	$9,371
Taxes	$5,422	$6,030

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
DEFERRAL OF SPONSOR NOTES QUARTERLY INTEREST PAYMENTS	$—	$17,735

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION AND OTHER ACCOUNTING INFORMATION

The accompanying unaudited condensed consolidated balance sheet at September 30, 2002, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended September 30, 2002 and 2001, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10–K filed with the Securities and Exchange Commission.  As disclosed in the notes to that report, the condensed consolidated statements of operations and cash flows for the interim periods ended September 30, 2001 have been restated. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   INVENTORIES

Inventory consists of the following:

	September 30,	December 31,
	2002	2001
	(In thousands)

Raw materials	$4,809	$9,053
Work-in-progress	19,602	24,793
Finished goods	16,480	17,866
	$40,891	$51,712

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2002	2001
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	70,503	78,055
Systems and software	64,491	64,294
Machinery and equipment	52,609	53,261
Furniture, fixtures and other	24,711	24,108
Buildings	28,822	28,358
	243,996	250,936
Accumulated depreciation and amortization	(181,008)	(174,723)

Property, plant and equipment, net	$62,988	$76,213

4.   OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	September 30,	December 31,
	2002	2001
	(In thousands)
Salaries, wages and other compensation	$12,693	$17,602
Accrued taxes, other than income taxes	6,168	8,446
Advances from customers	617	1,859
Accrued interest payable	2,691	5,939
Accrued invoices and costs	4,942	5,534
Accrued contract completion costs	3,245	2,599
Other	17,340	20,168

Total	$47,696	$62,147

5.   DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	September 30,	December 31,
	2002	2001
	(in thousands)

7.5% Senior Notes, due 2008	$105,325	$110,950
Revolver	9,800	25,040
Subordinated Sponsor Notes, unsecured, due 2009	193,848	193,848
Other	—	3,798
	308,973	333,636
Less: Current portion	(9,800)	(28,838)
	$299,173	$304,798

Revolving Credit Facility.  The Company has a $60.0 million revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006. The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the Revolver is determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  At September 30, 2002, the Company had $9.8 million outstanding under the Revolver and an outstanding balance on letters of credit totaling $15.2 million.  The balance remaining under the Revolver that the Company can draw was $6.4 million at September 30, 2002.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR. Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased by 0.25% increments up to a total rate increase of 0.5% when borrowing availability falls below certain thresholds or decreased by 0.25% increments up to a total rate decrease of 0.5% when borrowing availability exceeds certain thresholds. At September 30, 2002, the Company’s weighted average rate on the Revolver was 5.5%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at September 30, 2002 of $2.2 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. At September 30, 2002, the Company was in compliance with all financial covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the third quarter of 2002, the Company repurchased Senior Notes with a face amount of $1.0 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $0.6 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim periods ended September 30, 2002. As of August 14, 2002, the Company was not in compliance with the Senior Notes’ reporting requirements for the quarters ended March 31, 2002 and June 30, 2002. The Company was in a 60-day cure period, and delivery of the financial statements in the Company’s Form 10-Q filings remedied this non- compliance condition for the quarters ended March 31, 2002 and June 30, 2002.  The estimated fair value of the Senior Notes as of September 30, 2002, is approximately $41 million based on an average value of recently completed market trades. The number of actual trades is limited, therefore the result may vary if a widely traded market environment existed.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes are issued in U.S. dollars, with interest at 10.0% due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. At September 30, 2002, the Company had $33.8 million outstanding in WCAS notes representing deferred interest. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS did not elect to defer the quarterly payments due since September 2001. The estimated fair value of the Sponsor Notes and deferred interest and fees as of September 30, 2002, is approximately $80 million assuming a similar yield to maturity to that which is implied for the Senior Notes based on recent market trades.

The Company had no outstanding balances on foreign credit agreements at September 30, 2002.

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

SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then under the second step the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. During the six months ended June 30, 2002, the Company completed its analysis of the first step of the impairment test of goodwill measured as of January 1, 2002. Upon completion of the second step of the analysis, the Company anticipates recording as a cumulative effect of a change in accounting principle, a charge of between  $9 and $21 million, after applicable income taxes, to write off a portion of the carrying value of goodwill.  This charge will be recorded before December 31, 2002, and will not affect the Company’s operations.

Components of the Company’s goodwill include amounts that are foreign-currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142. The following is a summary of changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2002:

		Computer
	US	& Network
	Solutions	Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2001	$40,211	$—	$2,229	$5,841	$48,281
Changes due to foreign Currency translation	—	—	127	—	127
Allocation of previously unallocated Goodwill	1,025	—	4,816	(5,841)	—

Balance at September 30, 2002	$41,236	$—	$7,172	$—	$48,408

The following is a summary comparison of net income (loss) for the three and nine months ended September 30, 2002 and 2001, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives for the three and nine months ended September 30, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Net income (loss) - as reported	$2,079	$(17,217)	$792	$(45,155)
Goodwill amortization	—	803	—	2,411
Net income (loss) - as adjusted	$2,079	$(16,414)	$792	$(42,744)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on its financial condition or results of operations.

7.             COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Net income (loss)	$2,079	$(17,217)	$792	$(45,155)
Foreign currency translation adjustments	(255)	896	2,198	(1,174)
Total comprehensive income (loss)	$1,824	$(16,321)	$2,990	$(46,329)

8.             BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas  (U.S. Solutions (“USS”) and International Solutions (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offers similar products as USS and consists primarily of operations throughout the world excluding the United States. The Company recently realigned its reporting structure and began reporting under the new alignment in the first quarter of 2002. Under this new structure, USS includes the operations of Advanced Enterprise Solutions (“AES”) and INTL reporting includes both the U.S. and international operations of Plexus® products (“Plexus”). The operations of AES and Plexus are not material to USS or to INTL operations. Under the new structure, the composition of CNS remains unchanged.  Prior-period information has been reclassified to reflect the new alignment.

		Computer
	US	& Network
	Solutions	Services	International	Corp/Elims	Total
	(In thousands)
For the three months ended September 30, 2002

Revenue from external customers	$34,652	$36,073	$38,694	$—	$109,419
Intersegment revenues	3,340	—	789	(4,129)	—
Segment gross profit (loss)	10,411	10,859	10,442	707	32,419
Segment operating income (loss)	1,968	7,982	1,220	(827)	10,343
Segment identifiable assets	100,648	36,060	84,622	54,655	275,985
Capital expenditures	724	363	676	36	1,799

For the three months ended September 30, 2001

Revenue from external customers	$39,853	$36,592	$42,341	$—	$118,786
Intersegment revenues	7,314	—	1,417	(8,731)	—
Segment gross profit (loss)	(9)	6,563	12,850	(585)	18,819
Segment operating income (loss)	(9,363)	1,640	2,467	(2,272)	(7,528)
Segment identifiable assets	144,758	41,710	112,147	44,118	342,733
Capital expenditures	1,129	362	1,471	214	3,176

		Computer
	US	& Network
	Solutions	Services	International	Corp/Elims	Total
	(In thousands)
For the nine months ended September 30, 2002

Revenue from external customers	$110,130	$109,000	$120,401	$—	$339,531
Intersegment revenues	9,434	—	3,667	(13,101)	—
Segment gross profit (loss)	24,923	28,073	33,094	1,038	87,128
Segment operating income (loss)	152	19,717	6,080	(3,688)	22,261
Segment identifiable assets	100,648	36,060	84,622	54,655	275,985
Capital expenditures	2,713	951	2,301	255	6,220

For the nine months ended September 30, 2001

Revenue from external customers	$121,779	$109,572	$133,846	$—	$365,197
Intersegment revenues	23,761	—	4,144	(27,905)	—
Segment gross profit (loss)	11,657	14,326	37,288	(595)	62,676
Segment operating income (loss)	(16,714)	(1,345)	5,866	(2,155)	(14,348)
Segment identifiable assets	144,758	41,710	112,147	44,118	342,733
Capital expenditures	3,316	1,332	4,098	1,375	10,121

9.   PREFERRED STOCK

REDEEMABLE PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the nine months ended September 30, 2002, accretion of the related discount and accrued but unpaid dividends totaled $1.2 million, increasing the carrying amount to $14.39 million. As of September 30, 2002, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $172.34 per share.

SERIES B PREFERRED STOCK

For the nine months ended September 30, 2002, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.3 million, increasing the carrying amount to $7.8 million.  As of September 30, 2002, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $220.47 per share.

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

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” . Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt during the second quarter of 2002. During the nine months ended September 30, 2002, the Company repurchased Senior Notes with a face amount of $5.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $3.4 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the nine months ended September 30, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company has not determined the impact of the provisions of SFAS No. 146 on its financial condition or results of operations.

11.   SUBSEQUENT EVENTS

Since September 30, 2002, the Company repurchased Senior Notes with a total face amount of $2.45 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $1.5 million, which will be reflected in sundry (other) income as a result of the early adoption of SFAS No. 145.

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

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the nine months ended September 30, 2002.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  The Company has undertaken a process of evaluating the recovery of all its investments in inventory and long-lived assets.  This evaluation has resulted in write-downs and impairments of inventory and other long-lived assets in response to current business conditions and other decisions reached during the planning process.

Expected economic and business conditions for the remainder of 2002 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  The general economic conditions have recently caused a significant weakening in demand for systems-solutions products offered by USS and INTL. The Company has concentrated its emphasis on cost reductions and on existing offerings. Product development efforts are currently focused on payment, check and document processing technologies, in addition to investments in Electronic Document Management (“EDM”) vertical solutions and an investment in archiving solutions for all markets, as well as hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2002 and Three Months Ended September 30, 2001

Consolidated revenue of $109.4 million for the three months ended September 30, 2002 decreased by $9.4 million or 7.9% from the comparable prior-year period.  Decreases in USS of $5.2 million and INTL of $3.6 million resulted primarily from the overall weakness in hardware sales.  The decrease in INTL also resulted from the impact of longer acceptance  periods on highly customized products in the prior-year period.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  A decrease in CNS of $0.6 million resulted from pricing decreases resulting from competitive pressure.  In addition, USS experienced declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate-customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies, especially the euro and the yen.

Consolidated gross profit of $32.4 million increased by $13.6 million or 72.3% from the comparable prior-year period. Increases in USS of $10.4 million and CNS of $4.3 million were partially offset by a decrease in INTL of $2.4 million.  The USS increase was principally related to lower costs resulting from the Company’s cost containment efforts. CNS’ gross profit increase was primarily attributable to an improved labor model, with additional benefit provided through a reduction in support costs, including streamlining the number of districts and the expanded automation of its call center operations. The INTL decrease resulted primarily from a decrease in the Company’s European traditional businesses. The margin decline in the Company’s subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses, as well as fluctuations of the euro, yen and other international currencies. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

Operating expenses of $22.1 million decreased $4.3 million compared to the comparable prior-year period. Operating expenses, by component, changed as follows: Product development expenses increased by $0.3 million or 9.1% primarily due to concentration on developing targeted new applications for the Company’s product lines and selective expansion of existing products. Selling, general, and administrative expenses decreased by $3.8 million or 17.7% due primarily to on-going efforts to realign the cost structure.  Goodwill amortization ceased in 2002 as a result of the implementation of SFAS 142. Goodwill amortization for the three months ended September 30, 2001 was $0.8 million.

Interest expense for the three months ended September 30, 2002 decreased to $7.4 million from $8.8 million in the comparable prior-year period. The decrease was due mainly to the repurchase of a portion of the Senior Notes, a lower outstanding balance on the revolving credit facilities and declining interest rates, partially offset by a $6.1 million increase in debt related to Sponsor Notes subsequent to June 30, 2001.

Sundry items resulted in a net income of $0.5 million during the three months ended September 30, 2002 as compared to a net income of $0.7 million during the comparable prior-year period.  This increase is primarily due to a gain of approximately $0.5 million from the Company’s repurchase of Senior Notes during the current year period partially offset by foreign exchange losses of $0.1million, compared to foreign exchange gains of $1.1million in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $1.4 million for the three months ended September 30, 2002 compared to a corresponding prior-year period income tax provision of $1.0 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries and a valuation allowance provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The Company’s effective tax rate was approximately 40.7% for the three months ended September 30, 2002 as compared to (6.6%) for the corresponding prior-year period.

Comparison of Nine Months Ended September 30, 2002 and Nine Months Ended September 30, 2001

Consolidated revenue of $339.5 million for the nine months ended September 30, 2002 decreased by $25.7 million or 7.0% from the comparable prior-year period. The CNS decrease of $0.6 million resulted from pricing decreases resulting from competitive pressure.  The INTL decrease of $13.4 million resulted primarily from the impact of longer acceptance periods on highly customized products in the prior-year period.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  The USS decrease of $11.6 million was principally related to the impact of continued economic weakness, and declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate-customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies, especially the euro and the yen.

Consolidated gross profit of $87.1 million increased by $24.5 million or 39.0% from the comparable prior-year period. The increase occurred primarily in CNS of $13.7 million and USS of $13.3 million, offset partially by a decrease in INTL of $4.2 million. CNS’ gross profit increase was primarily attributable to an improved labor model, with additional benefit provided through a reduction in support costs, including streamlining the number of districts and the expanded automation of its call center operations. The INTL decrease occurred primarily from a decrease in the Company’s European traditional businesses. The margin decline in the Company’s subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses, as well as fluctuations of the euro, yen and other international currencies.  USS gross profit increased despite decreased revenues due to significantly lower cost of sales resulting from the Company’s cost containment efforts. The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost-containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

Operating expenses of $64.9 million decreased $12.2 million compared to the comparable prior-year period. Operating expenses, by component, changed as follows: Product development expenses decreased by $0.4 million or 3.1% primarily due to concentration on developing targeted new applications for the Company’s product lines.  Selling, general, and administrative expenses decreased by $9.4 million or 15.0% due primarily to on-going efforts to realign the cost structure.  Goodwill amortization ceased in 2002 as a result of the implementation of SFAS 142. Goodwill amortization for the nine months ended September 30, 2001 was $2.4 million.

Interest expense for the nine months ended September 30, 2002 decreased to $22.6 million from $27.7 million in the comparable prior-year period. The decrease was due mainly to the repurchase of a portion of the Senior Notes, a lower outstanding balance on the revolving credit facilities and declining interest rates, partially offset by a $6.1 million increase in debt related to Sponsor Notes subsequent to June 30, 2001.

Sundry items resulted in a net income of $4.5 million during the nine months ended September 30, 2002 as compared to a net expense of $0.3 million during the comparable prior-year period.  This increase is primarily due to foreign-exchange gains of $1.1 million and a gain of approximately $3.4 million from the Company’s repurchase of Senior Notes during the current year period, compared to foreign exchange gains of $1.0 million and a loss of $1.8 million as a result of the extinguishment of a previous credit facility in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $3.5 million for the nine months ended September 30, 2002 compared to a corresponding prior-year period income tax provision of $2.9 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries and a valuation allowance provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The Company’s effective tax rate was approximately 81.7% for the nine months ended September 30, 2002 as compared to (7.0%) for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit agreement, as discussed below, which matures May 30, 2006, and by internally generated funds from cash flows from operations. Funds availability under the revolving credit agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  General economic conditions, the current weakness in demand for the Company’s systems solutions products offered by USS and the requirement to obtain performance bonds or similar instruments for future advances from a significant customer could have a material impact on the Company’s future liquidity.

The Company’s cash and cash equivalents totaled $33.4 million at September 30, 2002, compared with $28.6 million at December 31, 2001. Working capital increased $18.0 million during the nine months ended September 30, 2002 to $9.0 million compared to a working capital deficit of $9.0 million at December 31, 2001.  The change in working capital included a current liability decrease of $19.0 million from the revolving credit agreement and current asset decreases in accounts receivable of $20.1 million and inventory of $10.8 million.

During the nine months ended September 30, 2002, the Company relied primarily on cash flows generated from operating activities and short-term borrowings under its revolving credit agreement to fund operations. At September 30, 2002 the Company had available $10.4 million of borrowing capacity under the Revolver, of which the Company can draw $6.4 million.

Operating activities provided $31.2 million and $34.1 million of cash in the nine months ended September 30, 2002 and 2001, respectively, a decrease of  $2.9 million.  Although net income from continuing operations increased $45.9 million, $31.9 million of this improvement resulted from lower depreciation and amortization, interest paid in-kind, and other non-cash transactions.  In addition, cash generated by the conversion of operating assets and liabilities was $17.0 million less than in the prior-year period.

Investing activities used net cash of $6.2 million and $10.1 million in the nine months ended September 30, 2002 and 2001, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $21.5 million and $33.5 million of net cash in the nine months ended September 30, 2002 and 2001, respectively. The $12.0 million change related primarily to the reduction of the Company’s debt, offset by the issuance of preferred stock of $5.3 million in the nine months ended September 30, 2001.

At September 30, 2002, the Company’s principal outstanding debt instruments consisted of (i) $9.8 million outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $105.3 million of 7.5% Senior Notes due 2008, and (iii) $193.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a $60 million revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  At September 30, 2002, the Company had $9.8 million outstanding under the Revolver and an outstanding balance on letters of credit totaling $15.2 million.  The balance remaining under the Revolver that the Company can draw was $6.4 million at September 30, 2002.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  Beginning August 1, 2002, the interest rate margins over prime and LIBOR may be increased by 0.25% increments up to a total rate increase of 0.5% when borrowing availability falls below certain thresholds or decreased by 0.25% increments up to a total rate decrease of 0.5% when available borrowing capacity exceeds certain thresholds. At September 30, 2002, the Company’s weighted average rate on the Revolver was 5.5%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing-base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at September 30, 2002 of $2.2 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver.  The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability.  At September 30, 2002, the Company was in compliance with all financial covenants under the Revolver. The Company was not in compliance with the reporting requirements of the Revolver for the year ended December 31, 2001.  On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed-charge coverage ratio covenant during quarters 1, 2 and 3 of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.  The amendment also waived the reporting requirement violation upon submission of the audited financial statements in the Company’s Form 10-K, which was filed on August 9, 2002

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the nine months ended September 30, 2002, the Company repurchased Senior Notes with a face amount of $5.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $3.4 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the nine months ended September 30, 2002.

Subordinated Unsecured Sponsor Notes. The Company’s $160.0 million in Sponsor Notes bear interest at 10.0%, due and payable quarterly. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Notes’ holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. At September 30, 2002, the Company had $33.8 million outstanding in deferred-interest notes. WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS did not elect to defer the  quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.

Preferred Stock — Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the nine months ended September 30, 2002, accretion of the related discount and accrued but unpaid dividends totaled $1.2 million, increasing the carrying amount to $14.3 million. As of September 30, 2002, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $172.34 per share.

Preferred Stock — Series B. For nine months ended September 30, 2002, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.3 million, increasing the carrying amount to $7.8 million.  As of September 30, 2002, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $220.47 per share.

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

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” . Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002. During the nine months ended September 30, 2002, the Company repurchased Senior Notes with a face amount of $5.6 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $3.4 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the nine months ended September 30, 2002.

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

Fluctuations in Operating Results

The Company’s operating results may fluctuate from period to period and will depend on numerous factors, including: customer demand and market acceptance of the Company’s products and solutions, new product introductions, product obsolescence, varying product mix, foreign-currency exchange rates, competition and other factors. The Company’s business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company’s control. Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

Technological Changes and Product Transitions

The Company’s industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product-life cycles and continual improvement in product price/performance characteristics.  The Company must incorporate these new technologies into its products and solutions in order to remain competitive. There can be no assurance that the Company will be able to continue to manage technological transitions.  A failure on the part of the Company to effectively manage these transitions of its product lines to new technologies on a timely basis could have a material adverse effect on the Company.  In addition, the Company’s business depends on technology trends in its customers’ businesses.  Many of the Company’s traditional products depend on the efficient handling of paper-based transactions.  To the extent that technological changes impact the future volume of paper transactions, the Company’s traditional business may be adversely impacted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR. Assuming the level of outstanding variable rate borrowings at September 30, 2002 of $9.8 million, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $98,000 over a twelve-month period.

ITEM 4. CONTROLS AND PROCEDURES

During the audit of the Company’s 2000 financial statements, the Company’s certifying accountant, Deloitte & Touche, LLP (D&T) noted what D&T considered to be material weaknesses in internal control design and in the operation of internal controls.  See Current Report on Form 8-K filed November 5, 2001 for additional information regarding this item and the subsequent change in the Company’s independent accountant.  The Company’s current independent accountant, KPMG, LLP, (KPMG) also informally noted certain internal control weaknesses as a result of the 2001 audit, some of which are the same as weaknesses noted by D&T in their report.

The Company has addressed certain of the individual internal control weaknesses noted by D&T and KPMG, but correction of some control factors has yet to be completed.  In addition, as a result of Exchange Act Rule 13a-14, the Company has begun to put in place procedures addressing the adequacy of disclosure controls, including obtaining certifications from each member of management involved in the preparation and review of this Form 10Q.  The Company is continuing its efforts to correct the internal control weaknesses noted by D&T and KPMG.  Additional steps that have been implemented to address internal control weaknesses include policies covering loss contracts, inventory reserves, allowance for doubtful accounts, revenue recognition, and project costing.  Although the Company believes that it has implemented adequate controls and procedures for the preparation of this report, the actions taken by the Company to correct certain of the previously identified weaknesses will not be fully tested by the Company’s independent accountants until the next annual audit.

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, began an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation completed to date, and the new procedures put in place, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  The Company will continue to evaluate disclosure controls on an ongoing basis and plans to complete the initial evaluation by the end of 2002.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

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

Dated: November 14, 2002

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

4.         BancTec, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         BancTec, Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to BancTec, Inc.’s auditors and the audit committee of BancTec, Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          BancTec, Inc.’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Craig D. Crisman
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

4.         BancTec, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         BancTec, Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to BancTec, Inc.’s auditors and the audit committee of BancTec, Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          BancTec, Inc.’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and Chief Financial Officer