Form 10-K
period 2002-12-31
BANCTEC INC
filed 2003-04-14
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 15, 2003
Common Stock, $0.01 Par Value	17,003,838
Class A common stock, $0.01 Par Value	1,181,946

Aggregate market value of common equity held by non-affiliates:  Not applicable

BancTec, Inc.

Annual Report

on

Form 10-K

Year Ended December 31, 2002

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosure About Market Risk in Item 7A, contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the items discussed in Factors Affecting the Company’s Business and Prospects set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below in this report, and items described in the Company’s other filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements.

PART I

ITEM 1.                             BUSINESS.

Overview

BancTec, Inc. (BancTec or the Company), a Delaware corporation, is a worldwide systems integration and services company that delivers solutions that address complex data and paper-intensive work processes. The Company provides comprehensive solutions by combining advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment. These solutions are subsequently maintained and supported by the Company’s service operations. The Company is also a leading provider of personal computer maintenance services for major computer companies, government and corporate customers. Worldwide, the Company employs approximately 3,200 people full-time and is headquartered in Irving, Texas.

Founded in 1972, the Company operates worldwide serving approximately 1,500 customers in over 20 countries, with international revenue in 2002 representing approximately one-third of total revenues.

The Company markets its portfolio of solutions to specific target markets in which it believes it has extensive business process expertise and certain competitive advantages and is able to maintain or achieve a leadership position.

In July 1999, BancTec entered into a recapitalization transaction. Welsh, Carson, Anderson & Stowe (“WCAS”), a private investment partnership and Convergent Equity Partners, L.P. (“Convergent”), formed Colonial Acquisition Corp., (“Colonial”) with WCAS owning 93.5% and Convergent owning 6.5%. Through the merger of Colonial into BancTec, WCAS acquired 17,003,838 shares of BancTec’s common stock and Convergent acquired 1,181,946 shares of BancTec’s Class A common stock. In connection with the recapitalization, each previously outstanding share of BancTec common stock was converted into the right to receive $18.50 in cash, totaling approximately $360.2 million, and simultaneously canceled. Funding for the distribution to the former BancTec stockholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor Note, and the Revolving Credit Facility discussed in the Notes to the Consolidated Financial Statements. In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to stockholders’ equity.

WCAS also owned Series A preferred stock (“Series A Preferred”) which included warrants, and Series B preferred stock (“Series B Preferred”) which included conversion rights.

Effective as of November 1, 2002, the Company and the owners of all the outstanding capital stock of the Company consummated a series of transactions in order to create a two-tier holding company structure above the Company.   As a consequence of the restructuring, all the outstanding capital stock of the Company and warrants to purchase capital stock of the Company (but not employee stock options) are held by BancTec Intermediate Holding, Inc., a Delaware corporation (“Intermediate Holding”).  In turn, all the outstanding capital stock of Intermediate Holding is held by BancTec Upper-Tier Holding, LLC, a Delaware limited liability company (“Upper-Tier Holding”), whose members consist of the prior owners of all the outstanding capital stock of the Company and senior management of the Company (or entities controlled by them). As part of the restructuring, WCAS Capital Partners III, L.P. contributed to Upper-Tier Holding the Senior Subordinated Note Due 2009 originally issued to it by the Company, together with pay-in-kind interest thereon, in an aggregate principal amount of approximately $193.8 million (the “Sponsor Note”).  In addition, Intermediate Holding contributed $100,000 to the Company in exchange for 667 shares of Series A Preferred Stock of the Company.

WCAS is strategically focused on the acquisition of information services, health care and telecommunications companies, traditionally investing for growth.

U.S. Solutions and International Solutions. U.S. Solutions (“USS”) and International Solutions (“INTL”) offer similar systems integration and business process solutions and services, and market to similar types of customers. The solutions offered primarily involve high-volume transaction processing using advanced technologies that capture, process and archive paper and electronic documents. Key applications include payment and check processing, document imaging and workflow, as well as related ongoing service and support. The Company’s powerful, high-volume integrated systems deliver important benefits to some of the world’s largest credit card companies and major banks. In addition, these segments provide their products and services to other customers, including financial services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and transportation firms.

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

Document Imaging Solutions. The Company’s image systems capture, digitize, process and archive checks and other documents, including utility, telephone, retail and credit card bills, mortgage coupons, sales drafts, airline tickets, tax notices and other financial documents. These imaging systems are also used by banks for high volume check-processing applications such as proof-of-deposit and image statement preparation. Other Company offerings provide image-based solutions for check exception handling, enabling financial institutions that handle large volumes of checks to reprocess more efficiently items that were rejected in normal operating cycles.

The Company’s financial document imaging products utilize an open-systems architecture platform, which enables customers to add industry-standard hardware and software components to improve processing capabilities. The Company typically sells these products to end-users.

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

Installation and Maintenance of the Company’s Products. The Company installs and provides maintenance and support services for its own hardware and software products, as well as third-party hardware, including document reader/sorters, scanners and software products / solutions. The Company employs customer service engineers located in the United States and international locations to perform such service. The Company’s maintenance contracts usually include both parts and labor, and the one-year contracts are typically renewed annually for five to seven years.

Computer and Network Services. The Company is a leading provider of personal computer repair services in the United States.  The Company provides such services to many companies, including Fortune 1000 companies, and consumers. Computer and Network Services (“CNS”) is structured around the following three customer areas:

Strategic alliances, including outsource and system integration partners. The Company enters into strategic alliances to establish and maintain partnerships with industry-recognized providers of outsourcing services as well as with system integrators who offer specific support to their customer base. The partnerships with these organizations enable CNS to provide services consistent with its core competencies for desktop/enterprise applications, while enabling the strategic alliance partners to focus on program management and specific services.

OEM partner relationships. The focus of the CNS OEM partner relationship group is on providing warranty fulfillment services and related support to manufacturers of desktop/enterprise products. CNS provides OEMs with access to CNS’ extensive national field-service organization, while enabling the OEMs to focus on the production process and customer requirements.

Fortune and retail market accounts. The Fortune and retail accounts group serves those customers that have support needs consistent with CNS’ core competencies in desktop/enterprise applications while leveraging the nationwide service organization. Typical customers require national service in order to support their various sites. Agreements with these customers require flexibility to manage support needs ranging from high-priority mission-critical systems to office automation with lower-priority support requirements.

Information About Industry Segments

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  In 2000, the Company reported its operations as three primary segments, North American Systems (“NAS”), International Systems (“INTL”), and CNS. The operations of NAS and INTL included manufacturing and supplies, maintenance of Company-manufactured products, integrated systems, and Plexus products. The CNS operations included personal computer repair services and administration of third-party extended-service contracts.  As a part of the reporting structure realignment discussed below, International Systems has been renamed International Solutions. INTL consists of operations throughout the world excluding North America.

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

Effective the first quarter of 2002, the Company employed a new structure.  Under the new structure, USS includes AES. INTL reporting includes both US and International operations of Plexus products.  The composition of CNS remains unchanged.

On November 27, 2002, the Company sold its operations in Japan.  As a result, all segment reporting has been restated to reflect the Japanese operations as discontinued operations.  The details of this disposition are discussed in Notes to the Consolidated Financial Statements.

Note K – Business Segment Data, contained in Notes to the Consolidated Financial Statements, includes detailed financial information concerning the Company’s segments.

Geographical Locations

There are no significant risks associated with foreign operations other than the fluctuation of international currencies (in Europe), political environments and economic cycles.  Note L – Geographic Operations, contained in Notes to the Consolidated Financial Statements, includes detailed financial information concerning the Company’s geographic operations.

Product Development

The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 200 people for such activities as of December 31, 2002.

The following table sets forth the Company’s product development expenses:

	For the years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Product Development Expenses	$15,984	$15,926	$20,141
Percent of Total Revenue	4.2%	3.7%	4.9%

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

Electronic Document Management. BancTec’s EDM business is organized around the creation of a set of high-level reusable components that form the basis of vertical solutions for specific markets. Components of this suite are called eFIRST(TM) Capture, eFIRST Case++ and eFIRST Archive+. BancTec’s EDM solutions are differentiated from competitors in that the Company’s solutions are constructed from the complete, pre-integrated eFIRST components.  The eFIRST product suite is also, where applicable, integrated with FloWare from Plexus. As a result, any integration issues are addressed at the product level so that the customer- solution level is a seamless event with respect to integration issues. Flexibility and robustness of the solution enable customers to adapt the scalable system as their business needs change. Among the target uses for which eFIRST solutions are well-suited include complex and large-scale invoicing and billings systems, customer relationship management systems, applications handling such as subscriptions, account openings, governmental, including immigration visa handling, social security claims and records management, and insurance claims handling. Three core modules exist in the eFIRST suite of solutions – generic capture system, business process case management, and archiving - which can be integrated within the same environment and expanded.

eFIRST Capture focuses on interaction between customers and suppliers and addresses certain problems of hybrid environments. eFIRST Capture recognizes data from many types of interaction such as e-mail, web, scanned documents, faxes and web-forms. From these various types of sources, eFIRST Capture extracts useful data previously thought unsuitable for such purposes as general correspondence, non-standard invoices and delivery notes.

eFIRST Case focuses on the interaction between the customer channel and repository - the processes and interfaces which constitute the core competencies of businesses and how value is added through the application of accumulated knowledge and data to their raw customer inputs, e.g., developing meaningful electronic pathways, and collating information from many sources. eFIRST Case addresses these issues by providing a technology platform and user tools to construct workflows, data views, user environments and access permission models that draw in existing systems and people to automate business processes.

eFIRST Archive addresses the other end of the business transaction - the secure, structured repository. eFIRST Archive enables the creation of structures for information that relate to the way business is conducted, facilitating the meaningful grouping of different kinds of stored objects such as scanned images, mainframe records, and word document files. eFIRST Archive can be searched using specific indices or across all objects’ contents for certain keywords or phrases which can be specified long after the data has been stored.

Payments Products. The Company’s Payments products are currently being expanded to include a new Wholesale System to replace the legacy system that has been installed in a number of clients for over 12 years. In parallel, the Company is integrating this new system with eCAP, which is the ‘Check and List ‘ product for automatically capturing invoice data from semi-structured forms. This new product set will dramatically reduce the operational cost of running a Wholesale system.

Hardware Enhancements. In 2003, the Company plans to continue development and enhancements to its portfolio of document transport products. Introduced in 2002, the Company’s X-Series(TM) Reject Repair System is a comprehensive integrated solution that offers data correction, heat-strip application, and encoding in a single operation. This X- Series product integrates multiple steps into a one-step, efficient operation that automatically completes a significant daily reject volume with no operator intervention. In a single step, the X-Series can process rejected checks, apply stripping, encode the corrected MICR line, and sort these items back for subsequent processing, thereby reducing the per item cost and increasing processing efficiency. Once the items are stripped and MICR encoded, and front or back audit trails and programmable endorsements are complete, cameras can capture a downstream image of all items, providing a more accurate record of the completed transaction for research purposes.  Faster and slower versions of the X-Series will be developed in 2003 to address more markets and provide replacement equivalents for an installed base of the Company’s hardware.  Other X-Series enhancements include a range of incremental features to improve image enhancement and productivity.

Other development activity includes a new scanner that directly addresses the market for mixed financial documents and white mail. The envelope and its contents are scanned, the images are machine read and directed to the appropriate place in the organization based on the content.  This will target a new market for the Company and supports the Company’s focus on Document Imaging.

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

Customer Diversification

For the years ended December 31, 2002, 2001 and 2000, Dell, accounted for 16.2%, 14.5%, and 10.6%, respectively, of the total revenue of the Company (as restated for discontinued operations).  The Company’s ten largest customers accounted for 39.6%, 45.1%, and 40. 8%, of the Company’s revenues (as restated for discontinued operations) for the years ended December 31, 2002, 2001, and 2000, respectively.

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

The validity of any patents issued, or that may be issued, to the Company may be challenged by others and the Company could encounter legal difficulties in enforcing its patent rights against infringement. In addition, there can be no assurance that other technology cannot or will not be developed, or that patents will not be obtained by others, that would render the Company’s patents obsolete. Management does not consider the Company’s patents and licenses to be critical to the ongoing operations of the Company.

Employees

At December 31, 2002, the Company employed approximately 3,200 full-time employees. None of the Company’s employees is represented by a labor union. The Company has never experienced a work stoppage.

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

As of December 31, 2002, the Company owned or leased numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any of the Company’s principal facilities could have an adverse impact on operations in the short term. The Company has the option to renew its facility leases or can replace them with alternate facilities at comparable cost. The Irving manufacturing facility, which the Company owns, is the primary location for the Company’s administration, assembly and manufacturing activities.

ITEM 3.                             LEGAL PROCEEDINGS.

A lawsuit captioned Cerberus International, Ltd., et al. vs. BancTec, Inc., et al. (Case No. 03600287) was filed on January 28, 2003 in the Supreme Court of the State of New York for the County of New York naming as defendants the Company and certain of its affiliates.  The complaint alleges that the Company improperly made a payment to the holder of the Sponsor Note.  The complaint seeks damages of not less than $89 million as a result of the alleged improper payment and the imposition of a constructive trust on monies paid by the Company to the holder of the Sponsor Note.  The Company’s $90 million payment to the holder of the Sponsor Note, was disclosed in the Company’s Current Report on Form 8-K dated November 27, 2002.  This action is in its earliest stages.  The Company believes that the allegations are without merit and intends to defend against them vigorously.

If the lawsuit results in a determination that the payment to reduce the principal amount of the Sponsor Note was in contravention of the terms of the Sponsor Note, a position strongly opposed by the Company, under its terms, such payment shall be held in trust to be paid over to the holders of the Senior Notes, to the extent they remain unpaid.  Therefore, in the event of an unfavorable outcome in this litigation, there will be no adverse effect on the Company’s financial statements.

The Company is a party to various legal proceedings.  None of the current proceedings is expected to have an outcome that is material to the financial condition or operations of the Company.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

None.

ITEM 6.                             SELECTED FINANCIAL DATA.

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and  Analysis  of  Financial  Condition  and  Results  of  Operations”  and  the Consolidated  Financial  Statements  of the  Company  for the three  years ended December 31, 2002, 2001 and 2000, and the related notes thereto.

	Years Ended
	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998
	(In thousands)
Revenue	$379,433	$427,264	$412,620	$475,005	$509,384
Gross profit	96,205	55,885	25,231	89,020	111,542
Operating expenses	70,968	94,364	102,487	109,377	99,338
Interest expense	33,080	35,527	37,239	22,652	8,955
Income (loss) from continuing operations before income taxes	700	(52,258)	(113,501)	(42,646)	6,024
Income tax expense (benefit)	344	445	34,236	(17,355)	1,526
Net income (loss)	56,928	(45,826)	(144,850)	(11,197)	4,813

Total assets	231,395	315,049	399,752	473,105	520,312
Working capital (deficit)	(8,877)	(8,970)	84,718	130,448	144,405
Long-term debt, less current maturities	201,723	304,798	388,112	350,500	150,352
Mandatory redeemable preferred stock	14,856	13,151	11,638	—	—
Stockholders’ equity (deficit)	(153,400)	(212,517)	(167,342)	(21,738)	220,081

In September 1999, the Company completed the sale of its community banking business to Jack Henry and Associates. For financial statement purposes, the sale was treated as a discontinued operation. As a result, the financial data above has been restated for 1999 and prior years to reflect the continuing operations of the Company.

In November 2002, the Company completed the sale of BancTec Japan.  For financial statement purposes, the sale was treated as a discontinued operation.  As a result, the financial data above has been restated for 2002 and prior years to reflect the continuing operations of the Company.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

The following discussion contains forward-looking statements as that term is defined in the PSLRA.  See “Forward Looking Statements”. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described below under the caption “Factors Affecting the Company’s Business and Prospects”.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time.

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the year ended December 31, 2002.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during 2002, the USS and INTL segments experienced additional unexpected revenue declines, the duration of which the Company cannot predict.  The Company has undertaken a process of evaluating the recovery of all its investments in inventory and long-lived assets.  This evaluation has resulted in write-downs and impairments of inventory and other long-lived assets in response to current business conditions and other decisions reached during the planning process.

Expected economic and business conditions into 2003 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  The general economic conditions have caused a significant weakening in demand for systems solutions products offered by USS and INTL. The Company has concentrated its emphasis on cost reductions and on existing offerings.  Product-development efforts are focused on payment, check and document processing technologies, in addition to investments in Electronic Document Management (“EDM”) vertical solutions and an investment in archiving solutions for all markets, as well as hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

Critical Accounting Policies

The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note A of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•                  Revenue recognition;

•                  Allowance for doubtful accounts;

•                  Inventory valuation

•                  Goodwill

•                  Income taxes

Revenue Recognition. The Company derives revenue from primarily two sources (1) product sales- systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment, and (2) services- which consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

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

The Company recognizes hardware and software revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. At the time of the transaction, the Company determines whether the fee associated with revenue transactions is fixed or determinable and whether or not collection is reasonably assured. The Company determines whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are generally 30 days from invoice date, the Company recognizes revenue as the fees are invoiced. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of the fee is not reasonably assured, the Company defers the revenue and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, the Company generally uses either a binding purchase order or signed sales agreement as evidence of an arrangement.

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases, is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed over time or on a “per call” basis.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company analyzes trade receivables, and analyzes historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

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

Goodwill. The Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the Company determines that the carrying value of  goodwill may not be recoverable based upon the existence of one or more indicators of impairment, the Company assesses the recoverability of the goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations, to the extent they remain separately identifiable. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company’s average cost of funds. Goodwill amounted to approximately $41.5 million as of December 31, 2002. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, the Company ceased to amortize goodwill at January 1, 2002. The Company recorded approximately $3.2 million of goodwill amortization during 2001. In lieu of amortization, SFAS No. 142 requires the Company to have performed an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.  As a result of that review, during 2002, the Company recorded as a cumulative effect of a change in accounting principle, a non-cash charge of $6.9 million, after applicable income taxes, to write off a portion of the carrying value of goodwill.

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

DISCONTINUED OPERATIONS

In 1999, the Company completed the sale of substantially all of the net assets of its community banking business to Jack Henry and Associates (“JHA”). The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. During 2001 and 2000, an additional pre-tax charge of $0.7 million and $1.7 million, respectively, was accrued representing changes in the estimates for additional expenses related to the Company’s obligation to complete certain development activities, thereby reducing the net pre-tax gain to $17.9 million. For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”), to JAFCO MBO Co., Ltd. (“JAFCO”) pursuant to a Stock Purchase Agreement dated as of November 27, 2002, between the Company and JAFCO.  The sale involved two separate transactions: (1) the purchase by JAFCO of 100% of the outstanding shares of BTJ for 6.5 billion yen, and (2) a one-time, up-front payment by BTJ to the Company of 4.0 billion yen under certain distribution and licensing agreements.  Under such agreements, BTJ will continue to supply the Company products and services in its markets, and will continue to operate under the name “BancTec Japan”.  After foreign-currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds and recorded a pre-tax gain of approximately $63.0 million.  For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

RESULTS OF OPERATIONS

The operating results of BancTec Japan have been treated as a discontinued operation in the accompanying financial statements.  As a result, all prior-year amounts have been restated to exclude the results of BancTec Japan from continuing operations.

Comparison of Years Ended December 31, 2002 and December 31, 2001

Consolidated revenue of $379.4 million for the year ended December 31, 2002 decreased by $47.8 million or 11.2% from the comparable prior-year period. The CNS decrease of $10.0 million resulted from pricing decreases resulting from competitive pressure.  The INTL decrease of $19.4 million resulted primarily from the impact of longer acceptance periods on highly customized products in the prior-year period.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  The USS decrease of $18.5 million was principally related to the impact of continued economic weakness, and declines in maintenance revenue due to the Company's installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate-customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $96.2 million increased by $40.3 million or 72.1% from the comparable prior-year period. The increase occurred primarily in USS, which increased by $28.4 million, and CNS, which increased $11.9 million, offset partially by a decrease in INTL of $0.9 million. CNS’ gross profit increase was primarily attributable to an improved labor model, with additional benefit provided through a reduction in support costs, including streamlining the number of districts and the expanded automation of its call center operations. The INTL decrease resulted from a margin decline in the Company’s subsidiaries in Europe due primarily to lower revenues without a corresponding percentage decline in fixed expenses.  USS gross profit increased despite decreased revenues due to significantly lower cost of sales resulting from the Company’s cost-containment efforts. The Company is in the process of transitioning its product-offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost-containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

Operating expenses of $71.0 million decreased $23.4 million compared to the comparable prior-year period. Operating expenses, by component, changed as follows: Product development expenses were flat compared to the prior year.  Selling, general, and administrative expenses decreased by $20.2 million or 26.9% due primarily to on-going efforts to realign the cost structure.  Goodwill amortization ceased in 2002 as a result of the implementation of SFAS 142. Goodwill amortization for the year ended December 31, 2001 was $3.2 million.

Interest expense for the year ended December 31, 2002 decreased to $33.1 million from $35.5 million in the comparable prior-year period. The decrease was due mainly to the repurchase of a portion of the Senior Notes, a lower outstanding balance on the revolving credit facilities and declining interest rates, partially offset by a $6.1 million increase in debt related to the Sponsor Note subsequent to June 30, 2001.

Sundry items resulted in a net income of $8.3 million during the year ended December 31, 2002 as compared to net income of $20.9 million during the comparable prior-year period.  This decrease is primarily due to foreign exchange gains of $1.4 million and a gain of approximately $6.8 million from the Company’s repurchase of Senior Notes during the current year period, compared to foreign exchange losses of $1.8 million and a net gain of $22.1 million as a result of the repurchase of Senior Notes during 2001, partially offset by the extinguishment of a previous credit facility during 2001.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision (on continuing operations) of $0.3 million for the year ended December 31, 2002 compared to a corresponding prior-year period income tax provision of $0.4 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries and a valuation allowance provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The Company’s effective tax rate was approximately 5.1% for the year ended December 31, 2002 as compared to (17.2%) for the corresponding prior-year period.

On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”).  After foreign-currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds.  For financial statement purposes, the Company treated the sale as a discontinued operation and its operating results have been segregated and reported as discontinued operations.  The Company recorded a gain on the disposal of the business of $63.0 million (net of income tax expense of $0).  Income from the discontinued operations of BTJ for the year ended December 31, 2002 was $2.7 million compared to income of $7.6 million in the prior-year period.

The Company adopted SFAS No. 142 as of January 1, 2002.  SFAS 142 required the Company to perform an initial review of impairment of goodwill in 2002.  As a result of that review, during 2002, the Company recorded as a cumulative effect of a change in accounting principle, a non-cash charge of $6.9 million, after applicable income taxes, to write off a portion of the carrying value of goodwill.

Comparison of Years Ended December 31, 2001 and December 31, 2000

Consolidated revenue of $427.3 million for the year ended December 31, 2001 increased by $14.7 million or 3.6% from the prior year. The increase occurred primarily in INTL of $30.8 million and CNS of $5.6 million, offset partly by a decrease in USS of $21.7 million. The INTL increase is non-recurring and resulted from the impact of longer acceptance periods on highly customized products.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  The increased revenue from the CNS operations was primarily attributable to growth in the OEM market due to strategic alliances comprised of its outsource and system integration partners during 2001. The USS decrease was principally in its integrated business solutions and manufacturing businesses.  In USS, lower revenues from hardware and software sales due to general economic conditions, increased pricing pressures, competition, and the impact of longer acceptance periods on highly customized products accounted for a significant portion of the decrease. Additionally, increased competition in maintenance, and products reaching the end of their useful lives, contributed to a loss of business in that area.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate-customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective-customer mergers, on-going competitive pressures, and a general decline in international currencies.

Consolidated gross profit of $55.9 million increased by $30.7 million or 121.8% from the prior year. The increase occurred primarily in CNS, which increased by $24.3 million and INTL, which increased by $19.7 million, offset partly by a decrease in USS of $13.2 million. CNS’ gross profit increase was primarily attributable to an improved labor model, effectively capping costs on some jobs with additional benefit provided through a reduction in support costs, including streamlining the number of districts, and the expanded automation of its call center operations. Approximately $4.0 million of the INTL increase is non-recurring and resulted from the impact of longer acceptance periods on highly customized products.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  The INTL increase was partially offset by a decrease in the Company’s European maintenance businesses. The margin decline in the Company’s subsidiaries in Europe was due primarily to lower revenues without a corresponding percentage decline in fixed expenses, as well as a weakening of the Euro and other European currencies. The decline in USS gross profit occurred principally in its integrated business solutions and manufacturing businesses and was due primarily to lower than expected revenues and increased costs. Contracts deemed to be in loss positions, thereby requiring an acceleration of expense recognition, decreased in comparison to 2000, when $11.1 million of expense related to loss contracts was recognized.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

`

Operating expenses of $94.4 million decreased $8.1 million from the prior year. Operating expenses, by component, changed as follows: (1) product development expenses decreased by $4.2 million or 20.9% primarily due to concentration on developing targeted new applications for the Company’s product lines and selective expansion of existing products; and (2)

selling, general, and administrative expenses decreased by $3.9 million or 4.9% due primarily to on-going efforts to realign the cost structure as a result of lower revenues.  Goodwill amortization remained relatively flat for the comparative periods.

Interest expense decreased to $35.5 million in 2001 from $37.2 million in 2000. The decrease was due mainly to a lower outstanding balance on revolving credit facilities, declining interest rates and the repurchase of a portion of the Senior Notes, partially offset by a $17.7 million increase in debt related to the Sponsor Note.

Sundry items resulted in net income of $20.9 million during the year ended December 31, 2001 as compared to a net income of $0.3 million during the prior year.  The Company repurchased Senior Notes during 2001, resulting in a net gain from the extinguishment of debt of $22.1 million.  The remaining difference was primarily due to higher foreign-currency losses resulting from exchange rate fluctuations in 2001 compared to the prior year.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $0.4 million for the year ended December 31, 2001 compared to a corresponding prior-year period income tax provision of $34.2 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries and a valuation allowance provided to reduce the Company’s deferred tax assets to an amount management believes is more likely than not to be realized.  The Company’s effective tax rate was approximately (17.2)% for the year ended December 31, 2001 as compared to (38.2%) for the prior year.

Income from the discontinued operations of BTJ for the year ended December 31, 2001 was $7.6 million compared to income of $5.2 million in the prior-year period.  An adjustment to the estimated net realizable value of remaining assets related to the Company’s community-banking business discontinued in 1999 resulted in a $0.7 million loss from discontinued operations for the year ended December 31, 2001 compared to a loss of $2.3 million in the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit agreement, as discussed below, which matures May 30, 2006, and by internally generated funds from operations. Funds availability under the revolving credit agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and real estate.  General economic conditions, the current weakness in demand for the Company’s systems-solutions products offered by USS and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity.

The Company’s cash and cash equivalents totaled $31.6 million at December 31, 2002, compared to $22.4 million at December 31, 2001.  Working capital increased $0.1 million to a working capital deficit of $8.9 million at December 31, 2002.  The change in working capital included a current liability decrease of $25.0 million resulting from payments on the revolving credit agreement and a decrease in accrued liabilities of $12.7 million, offset by an increase in deferred revenue and maintenance contracts of $12.6 million, a current asset decrease in accounts receivable of $14.4 million and an inventory decrease of $13.0 million.  The Company used cash generated from the improved collections and cash conserved from decreased spending on inventories to reduce the Company’s long-term debt, as further described below.

During 2002, the Company relied primarily on cash flows generated from operating activities to fund operations. At December 31, 2002, the Company’s borrowing base under the New Facility, as hereinafter defined, was $33.1 million, of which the Company could draw $9.4 million.

Operating activities provided $59.5 million and $62.6 million of cash in 2002 and 2001, respectively, a decrease of $3.1 million.  Although net income from continuing operations increased $53.1 million, $25.5 million of this improvement resulted from non-cash expenses.  In addition, cash generated by changes in working capital assets and liabilities was $24.9 million less than in the prior-year period.  See the discussion in Comparison of Years Ended December 31, 2002 and December 31, 2001 for the factors contributing to the decreased net loss.

Investing activities provided net cash of $75.0 million during 2002 compared to cash used of $11.6 million in 2001. The $86.6 million increase was due to proceeds from the disposal of discontinued operations of $82.5 million and lower purchases of property, plant and equipment in 2002.

Financing activities used $125.2 million of net cash in 2002 compared to $45.3 million of net cash in 2001. The $79.9 million change related primarily to the reduction of the Company’s debt, offset by the issuance of preferred stock of $5.3 million in the year ended December 31, 2001.

At December 31, 2002, the Company’s principal outstanding debt instruments consisted of (1) $97.9 million of 7.5% Senior Notes due 2008, and (2) a $103.8 million Sponsor Note due 2009.  As of December 31, 2002, the Company’s foreign subsidiaries had no outstanding borrowings.  The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

New Credit Facility. The Company has a $60 million revolving credit facility (the “New Facility”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the New Facility is determined by a borrowing base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory.  On November 27, 2002, the Company and Heller entered into an amendment to the New Facility that increased the sub-limit related to letter of credit availability to $30.0 million, and added pledged cash to the borrowing base.  At December 31, 2002, the Company had no outstanding balance under the New Facility and an outstanding balance on letters of credit totaling $19.7 million.  The balance remaining under the New Facility that the Company could draw was $9.4 million at December 31, 2002.  A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

The interest rate on loans under the New Facility is generally, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  At December 31, 2002, the Company’s weighted average rate on the New Facility was 5.50%.

Under the New Facility, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The New Facility contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at December 31, 2002 of $88,000 represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.  The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  On July 30, 2002, the Company and Heller amended the New Facility, which reduced the Company’s fixed charge coverage ratio covenant during the first, second and third quarters of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.  At December 31, 2002, the Company was in compliance with all covenants under the New Facility.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the year ended December 31, 2002, the Company repurchased Senior Notes with a face amount of $13.1 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $6.8 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for 2002.

Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999.  As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods resulting in an increase in the Sponsor Note totaling $33.8 million. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS has elected not to defer the quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.  In accordance with the terms of the Sponsor Vote, on December 6, 2002, the Company made a $90 million principal payment on the Sponsor Note.  A holder of the Senior Notes is contesting this payment.  See discussion under Item 3, Legal Proceedings.  The Company wrote off a proportionate share of deferred financing fees totaling $3.8 million.

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the year ended December 31, 2002, accretion of the related discount and accrued but unpaid dividends totaled $1.6 million, increasing the carrying amount to $14.9 million. As of December 31, 2002, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $175.38 per share.

Preferred Stock – Series B. For the year ended December 31, 2002, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.8 million, increasing the carrying amount to $8.3 million.  As of December 31, 2002, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $234.88 per share.

Inflation has not had a material effect on the operating results of the Company.

Contractual Obligations and Commercial Commitments

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at December 31, 2002:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
(In Millions)
Long-term debt	$201.7	$—	$—	$—	$201.7
Operating leases (non-cancelable)	21.0	6.4	7.4	5.0	2.2
Total Contractual	222.7	6.4	7.4	5.0	203.9

Unused lines of credit	$13.4	$13.4	$—	$—	$—
Standby letters of credit	19.7	19.7	—	—	—
Total Commercial	$33.1	$33.1	$—	$—	$—

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment periodically.

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142.  The adoption of SFAS No. 141 had no impact on the consolidated financial statements.  The adoption of SFAS No. 142 resulted in a goodwill impairment of $6.9 million that was recorded in 2002 as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the impact SFAS No. 143 will have on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted the provisions of  SFAS No. 144, without effect, on January 1, 2002. Under the provisions of SFAS No. 144, the Company has reported the disposition of the sale of its wholly-owned subsidiary, BancTec Japan, as a discontinued operation (See Note B – Discontinued Operations, Restructuring and Impairment).

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”.  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002 and such gains are

recorded in the Statement of Income under Sundry, net.   In addition, prior-year gains for early extinguishment of debt have also been reclassified to Sundry, net.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company will adopt SFAS No. 146 on January 1, 2003.  The adoption is not anticipated to have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”  This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company will implement SFAS No. 148 effective January 1, 2003, regarding disclosure requirements for condensed financial statements for interim periods.  The Company has not yet determined whether it will voluntarily change to the fair-value-based method of accounting for stock-based employee compensation.  The following table illustrates the effect on net income had compensation for the Company’s stock option plans been determined consistent with SFAS No. 123:

	Years Ended December 31,
	2002	2001	2000
Net Income (loss) as reported	$59,126	$(45,826)	$(144,850)
Total stock-based employee compensation benefit (expense) determined under fair-value-based method for all rewards, net of tax	1,318	1,021	(3,392)
Pro Forma net income (loss)	$60,444	$(44,805)	$(148,242)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued after December 31, 2002. The Company will record the fair value of future material guarantees, if any.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable-interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable-interest entities created after January 31, 2003 and to existing variable-interest entities in the periods beginning after June 15, 2003.  Based on preliminary evaluation , Fin 46 is not anticipated to have a material effect on the Company’s results of operations or financial position.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which must be applied to all revenue arrangements entered into no later than June 30, 2003. However, the EITF is continuing discussion of the applicability of this Issue to arrangements having one or more elements within the scope of higher level accounting literature, including SOP 81-1. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. If EITF 00-21 were applicable to all of the Company's contracts, the Company would be required to apply its segmentation criteria, which are different from those contained in existing contract accounting literature. Such application could result in more segmentation of multiple-element IT services arrangements into separate accounting units. The appropriate accounting literature for revenue recognition would then be applied to each unit. Assuming the segmentation criteria are met, the accounting for system design and development elements of multiple-element IT service contracts similar to those the Company typically enters into could continue to use the percentage-of-completion method of revenue recognition. The accounting for this element, which usually occurs in the early stages of these contracts, might not change as a result of the EITF. Revenue recognition for the segmented processing elements would likely occur on an as-billed or straight-line basis. The Company cannot determine the ultimate impact of EITF 00-21 on its business until the EITF resolves uncertainties regarding its scope.

FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS

Information provided by the Company in this Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission include “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of numerous factors beyond the Company’s control. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.

General Economic Conditions

The Company’s business partially depends on general economic and business conditions. The Company’s sales are to businesses in a wide variety of industries, including banking, financial services, insurance, health care and high technology, and to governmental agencies.  General economic conditions that cause customers to reduce or delay their investments in products and solutions, such as those offered by the Company, could have a material adverse effect on the Company, including its business, operating results, financial condition and prospects.

Delays or reductions in technology spending could have a material adverse effect on demand for the Company’s products and services, and consequently on the Company.

Dependence on Suppliers

The Company’s solutions products depend on the quality of components that are procured from third-party suppliers.  Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of the Company’s products), a shortage of components and reduced control over delivery schedules (which can adversely affect the Company’s manufacturing efficiencies) and increases in component costs (which can adversely affect the Company’s profitability).

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

Declining Financial Operating Results and Indebtedness

As a result of increased borrowing and reduced performance over the last few years, certain negative consequences of the Company’s indebtedness could occur, such as restrictions on expenditures or other activities.  The Company’s future operating flexibility may be impacted.  In addition, the Company may be more vulnerable to an increase in interest rates, a downturn in its operating performance or a decline in general economic conditions.

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

Product Development Activities

The strength of the Company’s overall business is partially dependent on the Company’s ability to develop products and solutions based on new or evolving technology and the market’s acceptance of those products.  There can be no assurance that the Company’s product-development activities will be successful, that new technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards or that products will achieve market acceptance. The Company believes that it is necessary for its products to adhere to generally accepted industry standards, which are subject to change in ways that are beyond the control of the Company.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is subject to certain market risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At December 31, 2002 and 2001, the Company had outstanding Senior Notes, due in 2008, of $97.9 million and $111.0 million, respectively, with a fixed interest rate of 7.5%. At December 31, 2002 and 2001, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million and $193.8 million, respectively. The Sponsor Note bears interest at a fixed rate of 10.0%.

The Company also utilizes a revolving credit facility to support working capital needs. Borrowings during 2000 and through May 31, 2001 bore interest at the bank’s prime rate plus 2.25% or LIBOR plus 3.25%, at the Company’s option. On May 31, 2001, the Company extinguished its then existing facility and replaced it with the New Facility.  Borrowings from June 1, 2001 through December 31, 2002 bore interest at the bank’s prime rate plus 1.25% or LIBOR plus 2.75%, at the Company’s option.  No borrowings were outstanding under the New Facility at December 31, 2002.

The estimated fair values of the outstanding Senior Notes and the Sponsor Note, based upon recently completed market trades, comparable borrowing rates and the relative seniority preference of the instruments, were $62.6 million and $41.7 million, respectively, at December 31, 2002 and 2001 for the Senior Notes, and $59.2 million and $67.8 million, respectively, at December 31, 2002 and 2001 for the Sponsor Note. The increase in fair value of the Senior Notes includes the effect of increases in the traded values of the Senior Notes, partially offset by the repurchase of approximately $13.1 million face value of the Senior Notes during 2002.  The decrease in fair value of the Sponsor Note includes the effect of a payment of $90.0 million during the year ended December 31, 2002. The Company does not expect changes in fair value of the Senior Notes or the Sponsor Note to have a significant effect on the Company’s operations, cash flow or financial position.

Foreign Currency Risk

The Company’s international subsidiaries operate in approximately 11 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $96.7 million or 25.5% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within sundry expenses in the consolidated statements of operations and were not material.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging activities existed at year-end 2002. At year-end 2000, the Company had three yen-denominated forward currency-exchange contracts outstanding of $10.8 million to buy U.S. dollars for the Company’s subsidiary in Japan’s anticipated intercompany payables’ settlements in U.S. dollars. These contracts were settled in the fourth quarter of 2001.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of BancTec, Inc.:

We have audited the accompanying consolidated balance sheet of BancTec, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule as of December 31, 2002 and 2001 and for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of December 31, 2002 and 2001 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

KPMG LLP

Dallas, Texas

March 26, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of BancTec, Inc.:

We have audited the accompanying consolidated balance sheet of BancTec, Inc. and subsidiaries (the “Company”) as of December 31, 2000, and the related consolidated statements of operations, comprehensive (loss), stockholders’ (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We have not audited any financial statements of the Company for any period subsequent to December 31, 2000, nor have we performed a review of interim financial statements in conformity with the standards set forth by the American Insititute of Certified Public Accountants. However, as discussed in Note B to the financial statements, on November 27, 2002, the Company completed the sale of its wholly owned subsidiary, BancTec Japan to JAFCO MBO Co., Ltd. The sale was treated as a discontinued operation and operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows and in related notes.

DELOITTE & TOUCHE LLP

Dallas, Texas

May 15, 2001 (except with respect to the matters discussed in Notes B and D, as to which the dates are

November 27, 2002 and May 31, 2001, respectively)

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2002	2001
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $88 and $2,050 at December 31, 2002 and 2001	$31,595	$22,384
Accounts receivable, less allowance for doubtful accounts of $2,216 and $7,636 at December 31, 2002 and 2001	60,891	75,268
Inventories, net	25,528	38,497
Prepaid expenses	5,177	5,173
Other current assets	334	209
Current assets of discontinued operations	—	27,884
Total current assets	123,525	169,415

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	2,860	2,860
Field support spare parts	58,339	71,863
Systems and software	64,604	64,294
Machinery and equipment	50,053	50,481
Furniture, fixtures and other	22,953	22,295
Buildings	29,006	28,358
	227,815	240,151
Less accumulated depreciation and amortization	173,033	168,183
Property, plant and equipment, net	54,782	71,968

OTHER ASSETS:
Goodwill, less accumulated amortization of $30,001 and $33,974 at December 31, 2002 and 2001	41,476	48,281
Other assets	11,612	14,907
Non-current assets of discontinued operations	—	10,478
Total other assets	53,088	73,666
TOTAL ASSETS	$231,395	$315,049

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	December 31,
	2002	2001
CURRENT LIABILITIES:
Revolving credit facilities	$—	$25,040
Trade accounts payable	12,891	17,068
Other accrued expenses and liabilities	46,883	59,630
Deferred revenue	24,107	30,088
Maintenance contract deposits	47,685	29,125
Income taxes	836	445
Current liabilities of discontinued operations	—	16,989
Total current liabilities	132,402	178,385

OTHER LIABILITIES:
Long-term debt, less current maturities	201,723	304,798
Non-current maintenance contracts deposits	25,933	17,764
Other liabilities	9,881	8,348
Non-current liabilities of discontinued operations	—	5,120
Total other liabilities	237,537	336,030

COMMITMENTS AND CONTINGENCIES (Note K)

MANDATORY REDEEMABLE PREFERRED STOCK	14,856	13,151

STOCKHOLDERS’ DEFICIT:
Cumulative convertible preferred stock - authorized, 1,000,000 shares of $0.01 par value at December 31, 2002 and December 31, 2001:
Series B preferred stock - issued and outstanding, 35,520 shares at December 31, 2002 and December 31, 2001	8,324	6,532
Common stock authorized, 32,000,000 shares of $0.01 par value at December 31, 2002 and 2001:
Common stock-issued and outstanding 17,003,838 shares at December 31, 2002 and 2001	170	170
Class A common stock-issued and outstanding 1,181,946 shares at December 31, 2002 and 2001	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	131,035	134,432
Accumulated deficit	(286,846)	(345,972)
Accumulated other comprehensive loss	(9,821)	(11,417)
Total stockholders’ deficit	(153,400)	(212,517)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$231,395	$315,049

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
REVENUE
Equipment and software	$139,843	$171,529	$151,701
Maintenance and other services	239,590	255,735	260,919
	379,433	427,264	412,620
COST OF SALES
Equipment and software	105,448	152,444	147,371
Maintenance and other services	177,780	218,935	240,018
	283,228	371,379	387,389
Gross profit	96,205	55,885	25,231

OPERATING EXPENSES
Product development	15,984	15,926	20,141
Selling, general and administrative	54,984	75,223	79,129
Goodwill amortization	—	3,215	3,217
	70,968	94,364	102,487
Income (loss) from operations	25,237	(38,479)	(77,256)

OTHER INCOME (EXPENSE):
Interest income	272	820	688
Interest expense	(33,080)	(35,527)	(37,239)
Sundry, net	8,271	20,928	306
	(24,537)	(13,779)	(36,245)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	700	(52,258)	(113,501)
INCOME TAX EXPENSE (BENEFIT)	344	445	34,236
INCOME (LOSS) FROM CONTINUING OPERATIONS	356	(52,703)	(147,737)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE $2,726, $6,294 AND $5,772 at DECEMBER 31, 2002, 2001 AND 2000	2,725	6,877	2,887
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX PROVISION OF $0	63,005	—	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	66,086	(45,826)	(144,850)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(6,960)	—	—
NET INCOME (LOSS)	59,126	(45,826)	(144,850)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(3,397)	(2,717)	(364)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$55,729	(48,543)	(145,214)

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$59,126	$(45,826)	$(144,850)
Income from discontinued operations	2,725	6,877	2,887
Gain on sale of discontinued operations	63,005	—	—
Loss from continuing operations	(6,604)	(52,703)	(147,737)
Adjustments to reconcile to cash flows provided by operations:
Cumulative effect of accounting change	6,960	—	—
Depreciation and amortization	23,970	35,192	43,881
Provision for doubtful accounts	(5,215)	3,891	2,631
Interest paid in-kind	—	14,264	12,498
Deferred income tax expense	—	—	33,474
Loss on disposition of property, plant and equipment	1,210	1,854	3,677
Gain on extinguishment of long-term debt	(6,798)	(23,958)	—
Other non-cash items	10	3,540	490
Changes in operating assets and liabilities
Decrease in accounts receivable	19,592	23,189	34,104
(Increase) decrease in inventories	12,856	32,163	(17,634)
Decrease in other assets	3,373	4,998	1,160
Increase (decrease) in trade accounts payable	(4,177)	(6,604)	7,459
Increase in deferred revenue & maintenance contracts deposits	12,579	19,473	(8,617)
Increase in other accrued expenses and liabilities	734	5,078	41,730
Cash flows provided by continuing operations	58,490	60,377	7,116
Cash flows provided by (used in) discontinued operations	1,040	2,209	2,337
Cash flows provided by operating activities	59,530	62,586	9,453

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,205)	(11,411)	(20,339)
Proceeds from disposal of discontinued operations	82,538	—	—
Investment in unconsolidated subsidiary	—	—	1,189
Cash flows provided by (used in) continuing operations	75,333	(11,411)	(19,150)
Cash flows provided by (used in) discontinued operations	(288)	(196)	(409)
Cash flows provided by (used in) investing activities	75,045	(11,607)	(19,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	—	(2,500)	(354)
Proceeds from long-term borrowings	—	8,000	—
Payments on long-term borrowing	(96,277)	(82,592)	—
Proceeds from (payments on) short-term borrowings, net	(25,040)	25,040	8,059
Debt issuance costs	(207)	(2,358)	—
Net proceeds from sales and issuances of preferred stock	100	5,328	15,000
Other	—	—	333
Cash flows provided by (used in) continuing operations	(121,424)	(49,082)	23,038
Cash flows provided by (used in) discontinued operations	(3,798)	3,798	(1,469)
Cash flows provided by (used in) financing activities	(125,222)	(45,284)	21,569

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(142)	(1,500)	(3,246)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,211	4,195	8,217
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	22,384	18,189	9,972

CASH AND CASH EQUIVALENTS—END OF YEAR	$31,595	22,384	18,189

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
DEFERRAL OF SPONSOR NOTE QUARTERLY INTEREST PAYMENTS	$—	17,735	16,112

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2002, 2001 and 2000

(In thousands, except share data)

	Common Stock	Class A Common Stock	Series B Preferred	Subscription Warrants	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 1999	$170	$12	$—	$—	$137,180	$(155,296)	$(3,804)	$(21,738)

Subscription warrants	—	—	—	3,726	—	—	—	3,726
Foreign currency translation adjustments	—	—	—	—	—	—	(4,449)	(4,449)
Net loss	—	—	—	—	—	(144,850)	—	(144,850)
Other recapitalization related costs	—	—	—	—	333	—	—	333
Series A preferred stock dividends	—	—	—	—	(263)	—	—	(263)
Accretion of discount	—	—	—	—	(101)	—	—	(101)
Balance at December 31, 2000	170	12	—	3,726	137,149	(300,146)	(8,253)	(167,342)

Series B preferred stock issuance	—	—	5,328	—	—	—	—	5,328
Foreign currency translation adjustments	—	—	—	—	—	—	(1,934)	(1,934)
Net loss	—	—	—	—	—	(45,826)	—	(45,826)
Minimum pension liability, net of tax	—	—	—	—	—	—	(1,230)	(1,230)
Series A preferred stock dividends	—	—	—	—	(1,100)	—	—	(1,100)
Series B preferred stock dividends	—	—	1,204	—	(1,204)	—	—	—
Accretion of discount	—	—	—	—	(413)	—	—	(413)
Balance at December 31, 2001	170	12	6,532	3,726	134,432	(345,972)	(11,417)	(212,517)

Foreign currency translation adjustments	—	—	—	—	—	—	2,753	2,753
Net income	—	—	—	—	—	59,126	—	59,126
Minimum pension liability, net of tax	—	—	—	—	—	—	(1,157)	(1,157)
Series A preferred stock dividends	—	—	—	—	(1,177)	—	—	(1,177)
Series B preferred stock dividends	—	—	1,792	—	(1,792)	—	—	—
Accretion of discount	—	—	—	—	(428)	—	—	(428)
Balance at December 31, 2002	$170	$12	$8,324	$3,726	$131,035	$(286,846)	$(9,821)	$(153,400)

See notes to consolidated financial statements.

BANTEC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Net Income (Loss)	$59,126	$(45,826)	$(144,850)
Foreign currency translation adjustments	2,753	(1,934)	(4,449)
Minimum pension liability	(1,157)	(1,230)	—
Total comprehensive income (loss)	$60,722	$(48,990)	$(149,299)

See notes to Consolidated Financial Statements.

BANCTEC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2001, 2000, and 1999

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BancTec, Inc., a Delaware corporation, and its subsidiaries (the “Company” or “BancTec”), is a worldwide systems integration and services company with a 30- year history in imaging technology, financial transaction processing and workflow productivity improvement. Serving a variety of industries, including banking, financial services, insurance, healthcare, governmental agencies and others, the Company offers a portfolio of payment and document processing systems and services, workflow and image management software products, and computer and network support services.  See Note K for further discussion of Company business structure.

Principles of Consolidation

The consolidated financial statements include the accounts of BancTec, Inc. and its wholly-owned subsidiaries. The Company accounts for investments in which it does not exercise control (generally ownership of 50% or less) under the equity method of accounting. At December 31, 2002, retained earnings included $2.78 million of undistributed earnings for investments accounted for under the equity method.  During 2002, the Company recorded $0.4 million of earnings from these investments in the consolidated statement of operations. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments are similar instruments with original maturities in excess of three months and are valued at cost, which approximates market. Restricted cash at December 31, 2002 of $88,000 represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. The Company revised its standard costs for manufacturing inventory to effectively eliminate the purchasing burden component as of October 1, 2002. The Company periodically evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of December 31, 2002, 2001, and 2000 were $16.3 million, $25.7 million, and $26.4 million, respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from three to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years. Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $24.0 million, $32.0 million, and $40.7 million, respectively.

Intangible Assets

Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (See “New Accounting Pronouncements”).  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then under the second step the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.  During 2002, the Company recorded as a cumulative effect of a change in accounting principle, a non-cash charge of $6.9 million, after applicable income taxes, to write off a portion of the carrying value of goodwill.

Components of the Company’s goodwill include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142. The following is a summary of changes in the carrying amount of goodwill by segment for the year ended December 31, 2002:

	US Solutions	Computer & Network Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2001	$40,211	$—	$2,229	$5,841	$48,281
Allocation of previously unallocated goodwill	1,025	—	4,816	(5,841)	—
Goodwill impairment	—	—	(6,960)	—	(6,960)
Changes due to foreign currency translation	—	—	155	—	155
Balance at December 31, 2002	$41,236	$—	$240	$—	$41,476

The following is a summary comparison of net income (loss) for the years ended December 31, 2002, 2001, and 2000, as adjusted to remove the amortization of goodwill with indefinite useful lives:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)		(In thousands)
Net income (loss) before cumulative effect of accounting change, as reported	$66,086	$(45,826)	$(144,850)
Goodwill amortization	—	3,215	3,217
Net income (loss) before cumulative effect of accounting change, as adjusted	$66,086	$(42,611)	$(141,633)

	Year Ended December 31,
	2002	2001	2000
	(In thousands)		(In thousands)
Net income (loss), as reported	$59,126	$(45,826)	$(144,850)
Goodwill amortization	—	3,215	3,217
Net income (loss), as adjusted	$59,126	$(42,611)	$(141,633)

Derivative Financial Instruments

Derivative financial instruments may be utilized by the Company to reduce interest rate or foreign-currency exchange rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.

Prior to January 1, 2001, gains and losses on forward foreign-exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in Other Income (Expense) caption in the Consolidated Statement of Operations. The Company entered into three yen-denominated foreign-currency forward contracts in August 2000. At December 31, 2000, an inception-to-date unrealized gain had been recorded for $0.6 million in gain from discontinued operations.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”), which requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in fair value derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. At the time of adoption of SFAS No. 133, the Company determined that the derivative did not qualify as a hedge and marked the contracts to market, reflecting the changes in the statement of operations in gain from discontinued operations. The Company recognized an immaterial transition adjustment at adoption.  In the fourth quarter of 2001, the Company settled all remaining yen-denominated foreign-currency forward contracts. The Company realized a gain of approximately $1.7 million in gain from discontinued operations from the three yen-denominated foreign-currency forward contracts, having recognized $1.1 million and $0.6 million, respectively, for the years ended December 31, 2001 and 2000.  At December 31, 2002, the Company was not a party to any derivative financial instruments.

Revenue Recognition

The Company derives revenue from primarily two sources- 1) product sales- systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment, and 2) services- which consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

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

The Company recognizes hardware and software revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. At the time of the transaction, the Company determines whether the fee associated with revenue transactions is fixed or determinable and whether or not collection is reasonably assured. The Company determines whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are generally 30 days from invoice date, the Company recognizes revenue as the fees are collected. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of the fee is not reasonably assured, the Company defers the revenue and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, the Company generally uses either a binding purchase order or signed sales agreement as evidence of an arrangement.

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed on a “per call” basis.  These current and non-current portions of these advances are shown as Deferred Revenue or Maintenance Contract Deposits on the Consolidated Balance Sheets.

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the year ended December 31, 2002 and 2001 were $16.0 and $16.0 million.

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

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive income. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction gains (losses) for the years ended December 31, 2002, 2001, and 2000 were $1.4 million, $(1.8) million, and $(1.0) million, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk for these instruments are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas.

The Company sells its products to customers under specified credit terms in the normal course of business. These customers’ businesses can generally be classified as banking, personal computer manufacturers, financial services, insurance, healthcare, government agencies, utilities and telecommunications. During 2002, 2001, and 2000, the Company derived 16.2%, 14.5%, and 10.6%, respectively, of revenues from a single source. The loss of this revenue could have a material adverse effect on the Company. The Company currently receives funds in advance for a significant portion of the Company’s services prior to the performance of the services they relate to and management does not currently consider this source to be a credit risk.  Due to the diversity of the Company’s customers, management does not consider there to be a concentration of risk within any single classification. However, general economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

The Company’s hardware and systems solutions are assembled using various purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole-source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. The Company has not experienced, nor does it foresee, any significant difficulty in obtaining necessary components or subassemblies; however, if the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries.

Fair Value of Financial Instruments

The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies:

Cash and short-term investments: Carrying amount approximates fair value due to the short-term nature of the instruments.

Short term borrowings: Carrying amount approximates fair value due to the short-term nature of the instruments.

Senior notes: The Company estimated fair value for 2002 based on an average value of recently completed market trades, resulting in a yield-to-maturity of approximately 18%.  The number of actual trades is limited, therefore the result may vary if a widely-traded market environment existed.

Sponsor Note: The Company estimated fair value using a yield-to-maturity at December 31, 2002, of approximately 23%, based on the terms of the Sponsor Note.

Mandatory redeemable preferred stock: The Company estimated fair value at December 31, 2002, using a yield-to-maturity of approximately 25%.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2002		2001
	(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments	$31,595	$31,595	$22,384	22,384
Short-term borrowings	—	—	25,040	25,040
Senior Notes	97,875	62,570	110,950	41,662
Sponsor Note	103,848	59,193	193,848	67,847
Mandatory redeemable preferred stock	14,856	6,685	13,151	3,419

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

Incentive Options.  During the year ended December 31, 2000, 1,303,460 incentive options were granted by the Company. During 2001 and 2002, no additional incentive options were granted. Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options.  During the year ended December 31, 2000, 377,040 non-qualified stock options were granted by the Company. During 2001 and 2002, no additional non-qualified options were granted. Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. A portion of the non-qualified options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Restricted stock awards.  The amount, if any, to be paid by the award recipients to acquire the shares of stock pursuant to a restricted stock-award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock awards are subject to vesting provisions determined by the Company's Board of Directors. At December 31, 2002, no restricted stock-awards had been granted.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2000	1,164,960	377,040	$9.25
Forfeited	(532,720)	(345,280)	9.25
Options outstanding—December 31, 2001	632,240	31,760	9.25
Forfeited	(135,000)	—	9.25
Options outstanding—December 31, 2002	497,240	31,760	$9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or the date the employee ceases to be employed by the Company.

At December 31, 2002, options to purchase 529,000 shares were outstanding, of which 185,150 were vested. All options outstanding have an exercise price of $9.25. No options have been exercised.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than market price on the measurement date. There were no stock options granted in 2002 or 2001, and all options granted in 2000 were issued at or above market price, and therefore no stock-based compensation was recorded.

The following table illustrates the effect on net income had compensation for the Company's stock option plans been determined consistent with SFAS No. 123:

	Years Ended December 31,
	2002	2001	2000
Net Income (loss) as reported	$59,126	$(45,826)	$(144,850)
Total stock-based employee compensation benefit (expense) determined under fair-value-based method for all rewards, net of tax	1,318	1,021	(3,392)
Pro Forma net income (loss)	$60,444	$(44,805)	$(148,242)

The fair value of each stock option grant under the stock-option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

	Years Ended December 31,
Weighted Average	2002	2001	2000
Risk free interest rate	N/A	N/A	5.9%
Expected life	N/A	N/A	10 years
Expected volatility	N/A	N/A	0
Fair value of options granted	N/A	N/A	$4.06

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment periodically.

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142.  The adoption of SFAS No. 141 had no impact on the consolidated financial statements.  The adoption of SFAS No. 142 resulted in a goodwill impairment of $6.9 million that was recorded in 2002 as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the impact SFAS No. 143 will have on its financial position and results of operations, if any.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted the provisions of  SFAS No. 144, without effect, on January 1, 2002.  Under the provision of SFAS No. 144, the Company has reported the disposition of the sale of its wholly-owned subsidiary, BancTec Japan, as a discontinued operation (See Note B -Discontinued Operations, Restructuring and Impairment).

In May 2002, the FASB issued SFAS No. 145 , “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”.  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002 and such gains are recorded in the Statement of Income under Sundry, net.   In addition, prior-year gains for early extinguishment of debt have also been reclassified to Sundry, net.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company will adopt SFAS No. 146 on January 1, 2003.  The adoption is not anticipated to have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”  This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company will implement SFAS No. 148 effective January 1, 2003, regarding disclosure requirements for condensed financial statements for interim periods.  The Company has not yet determined whether it will voluntarily change to the fair-value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued after December 31, 2002.  However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. The Company has adopted the disclosure provisions and management does not expect the full adoption of FIN 45 to have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable-interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable-interest entities created after January 31, 2003 and to existing variable-interest entities in the periods beginning after June 15, 2003.  Based on preliminary evaluation , Fin 46 is not anticipated to have a material effect on the Company’s results of operations or financial position.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which must be applied to all revenue arrangements entered into no later than June 30, 2003. However, the EITF is continuing discussion of the applicability of this Issue to arrangements having one or more elements within the scope of higher level accounting literature, including SOP 81-1. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. If EITF 00-21 were applicable to all of the Company's contracts, the Company would be required to apply its segmentation criteria, which are different from those contained in existing contract accounting literature. Such application could result in more segmentation of multiple-element IT services arrangements into separate accounting units. The appropriate accounting literature for revenue recognition would then be applied to each unit. Assuming the segmentation criteria are met, the accounting for system design and development elements of multiple-element IT service contracts similar to those the Company typically enters into could continue to use the percentage-of-completion method of revenue recognition. The accounting for this element, which usually occurs in the early stages of these contracts, might not change as a result of the EITF. Revenue recognition for the segmented processing elements would likely occur on an as-billed or straight-line basis. The Company cannot determine the ultimate impact of EITF 00-21 on its business until the EITF resolves uncertainties regarding its scope.

Reclassification

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

NOTE B — DISCONTINUED OPERATIONS, RESTRUCTURING AND IMPAIRMENT

Discontinued Operations.

1.               In 1999, the Company completed the sale of substantially all of the net assets of its community banking business to Jack Henry and Associates (“JHA”). The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. During 2001 and 2000, an additional $0.7 million and $1.7 million, respectively, was accrued representing changes in estimate for additional expenses related to the Company’s obligation to complete certain development activities.  For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

2.               On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”), to JAFCO MBO Co., Ltd. (“JAFCO”) pursuant to a Stock Purchase Agreement dated as of November 27, 2002, between the Company and JAFCO.  The sale involved two separate transactions: (1) the purchase by JAFCO of 100% of the outstanding shares of BTJ for 6.5 billion yen, and (2) a one-time, up-front payment by BTJ to the Company of 4.0 billion yen under certain distribution and licensing agreements.  Under such agreements, BTJ will continue to operate under the name “BancTec Japan”.  After foreign currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds.  For financial statement purposes, the Company treated the sale as a discontinued operation under SFAS No. 144, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30.  BTJ’s assets and liabilities have been segregated from continuing operations in the fiscal 2001 consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes.  The Company recorded a gain on the disposal of the business of $63.0 (net of income tax expense of $0).  Revenue from the discontinued operations of BTJ for the fiscal years 2002, 2001, and 2000 was $63,213, $78,473, and $75,087, respectively.  Income from the discontinued operations of BTJ for fiscal 2002, 2001, and 2000 was $5,451, $13,856 and $10,309, respectively. The assets related to BTJ were previously classified in the International segment.

Restructuring.  As a part of the Company’s focus on cost efficiency, management has targeted and accrued for ongoing staff reductions.  Severance charges are included in the Cost of sales, Selling, general and administrative and Product development expense line items in the accompanying Consolidated Statements of Operations.  At December 31, 2000, the Company’s balance sheet accrual for severance was approximately $1.9 million.  During 2001, the Company recorded additional accruals of approximately $7.7 million and recorded payments of approximately $5.1 million against these accruals, resulting in a liability balance of $4.5 million at December 31, 2001.  During 2002, the Company recorded additional accruals of approximately $1.9 million and recorded payments of approximately $4.8 million against these accruals, resulting in a liability balance of $1.6 million at December 31, 2002.   Approximately 470 employees have been terminated as of December 31, 2002, including employees in production, product development, sales and marketing and other administrative functions.

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

NOTE C—INVENTORIES

Inventory consists of the following:

	December 31,
	2002	2001
	(In thousands)
Raw materials	$5,374	$9,053
Work-in-progress	9,995	15,772
Finished goods	10,159	13,672
	$25,528	$38,497

NOTE D—DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	December 31,
	2002	2001
	(In thousands)
7.5% Senior Notes, due 2008	$97,875	$110,950
New Facility	—	25,040
Subordinated Sponsor Note, unsecured, due 2009	103,848	193,848
	201,723	329,838
Less: Current portion	—	(25,040)
	$201,723	$304,798

New Credit Facility.  On May 31, 2001, the Company replaced its existing bank-debt facilities (which included the Tranche A Term Loan and $50.0 million Revolving Credit Facility) provided by a syndicate of lenders led by The Chase Manhattan Bank with a $100.0 million revolving credit facility (the “New Facility”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006. On November 8, 2001, the Company and Heller entered into an amendment to the New Facility which reduced the committed amount to $60.0 million while the sub-limit related to letter-of-credit availability was increased from $5.0 million to $20.0 million.   On November 27, 2002, the Company and Heller entered into an amendment to the New Facility, which increased the sub-limit related to letter-of-credit availability to $30.0 million.

The New Facility is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the New Facility is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable and inventory.  The Company had an outstanding balance on letters of credit totaling $19.7 million at December 31, 2002.  At December 31, 2002, the Company’s borrowing base was approximately $33.8 million, of which $19.7 million had been utilized.

The interest rate on loans under the New Facility is, at the Company’s option, either (i) 1.25% over prime or (ii) 2.75% over LIBOR.  At December 31, 2002, the Company’s weighted-average rate on the New Facility was 5.5%. Beginning August 1, 2002, the interest-rate margins over prime and LIBOR may be increased by 0.25% increments when available borrowing availability falls below (1) $17.5 million and (2) $12.5 million (total rate increase of 0.5%) or decreased by 0.25% increments when borrowing capacity exceeds (1) $22.5 million and (2) $27.5 million (total rate decrease of 0.5%). A commitment fee of 0.5% per annum on the unused portion of the New Facility is payable quarterly.

Under the New Facility, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing-base formula.  Restricted cash at December 31, 2002 of $88,000 represents lockbox cash receipts to be applied to the outstanding borrowings under the New Facility.

The New Facility contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge-coverage ratio and minimum average borrowing-availability. At December 31, 2002, the Company was in compliance with all covenants under the New Facility.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. As of December 31, 2002, the Company is in compliance with all covenants. During 2001, the Company repurchased Senior Notes with a face amount of $39.0 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $23.9 million.  During 2002, the Company repurchased Senior Notes with a face amount of $13.1 million.  The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $6.8 million.

Revolving Line of Credit. Prior to May 31, 2001, the Company had a $50.0 million Revolving Line of Credit (“Revolver”) under which maximum borrowings allowed, including letters of credit, was $43.6 million.  In connection with the pay-off of the Revolver on May 31, 2001, the Company recorded an extraordinary loss of $1.8 million, as a result of the write-off of unamortized deferred financing-costs.

Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note is issued in U.S. dollars, with interest at 10.0% due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The payments began September 30, 1999. However, as provided under the agreement, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  For the years ended December 31, 2001 and 2000, the Company increased the outstanding deferred-interest notes by $17.7 million and $16.1 million, respectively.   These increases were comprised of the $4.0 million quarterly deferrals, plus financing fees and interest thereon. At December 31, 2001, the Company had $33.8 million outstanding in WCAS notes representing deferred interest. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS did not elect to defer quarterly payments due since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90 million principal payment on the Sponsor Note.  The Company wrote off a proportionate share of deferred financing-fees totaling $3.8 million.

The outstanding balance on foreign credit agreements as of December 31, 2001 was $3.8 million, payable in yen.  This balance has been reclassified as current liabilities of discontinued operations.  The terms on the agreements ranged from 30 to 60 days at interest rates up to 1.4%. The Company had no outstanding foreign-credit balances as of December 31, 2002.

As of December 31, 2002, the future maturities of debt are as follows:

Year	(In thousands)
2003	$—
2004	—
2005	—
2006	—
2007	—
Thereafter	201,723
$201,723

The Company paid cash totaling $28.5 million, $15.9 million, and $22.4 million, for interest during the twelve months ended December 31, 2002, 2001, and 2000, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company capitalized no interest costs.

NOTE E— PREFERRED STOCK

REDEEMABLE PREFERRED STOCK

In consideration for amending the Company’s credit agreements with its Lenders, in September 2000, the Company issued 100,000 shares of $0.01 par value Series A Preferred Stock to WCAS, its primary owners. In exchange, WCAS contributed an additional $15.0 million in cash to the Company. Dividends on the Series A Preferred accrue quarterly at an annual dividend rate of 7.0% of the then Stated Value. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends. The Company shall redeem all of the outstanding shares of Series A preferred stock on September 22, 2008 or at an earlier date upon the occurrence of certain other events, as defined. The Company has the option to redeem the Series A Preferred at any time by paying for each share the Stated Value per share as of the redemption date. Each share of Series A Preferred includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share. Common stock exercisable by the warrant totals 750,000 shares and may be exercised at any time from the date of purchase to September 22, 2008.

The Company allocated the proceeds from the Series A preferred-stock issuance based upon the relative fair-value of the preferred stock and warrants which resulted in recording mandatory redeemable preferred stock of $11.3 million and warrants of $3.7 million. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008.

On November 1, 2002, Intermediate Holding contributed $100,000 to the Company in exchange for 667 shares of Series A preferred stock of the Company.  These shares do not include warrants.

For the years ended December 31, 2002 and 2001, accretion of the related discount and accrued but unpaid dividends totaled $1.6 million and $1.5 million, respectively, increasing the carrying amount to $14.9 million and $13.1 million, respectively. As of December 31, 2002, the stated value of the Series A Preferred, including accumulated but unpaid dividends, was $175.38.

SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of  $0.01 par value Series B Preferred Stock (“Series B Preferred”) to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. Dividends on the Series B Preferred accrue quarterly at an annual dividend rate of 25.0% of the then “Stated Value.” The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value at December 31, 2002, is $8.3 million, including accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time by paying for each share the Stated Value per share as of the redemption date. In addition, upon the occurrence of certain events, as defined, and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments (for anti-dilution).  The Company is required to keep available approximately 640,000 common shares for issuance upon conversion of all outstanding shares of Series B Preferred.

For the years ended December 31, 2002 and 2001, accrued but unpaid dividends totaled $1.8 million and $1.2 million, respectively.  As of December 31, 2002, the stated value of the Series B Preferred, including accumulated but unpaid dividends, was $234.88.

NOTE F — OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	December 31,
	2002	2001
	(In thousands)
Salaries, wages and other compensation	$12,169	$16,657
Accrued taxes, other than income taxes	8,794	7,898
Advances from customers	586	1,854
Accrued interest payable	4,951	5,939
Accrued invoices and costs	2,395	5,533
Other	17,988	21,749
	$46,883	$59,630

NOTE G — TAXES

The income tax expense (benefit) on income (loss) from continuing operations consists of the following:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(629)	$—	$—
State	641	—	—
Foreign	332	445	3
Total current	344	445	3
Deferred:
Federal	—	—	33,449
Foreign	—	—	784
Total deferred	—	—	34,233
	$344	$445	$34,236

The difference between the income tax provision on income (loss) from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

	Years Ended December 31,
	2002	2001	2000
Provision (benefit) at U.S. statutory rate of 35% for all periods	$343	$(18,290)	$(39,725)
Increase in tax expense resulting from:
Impact of foreign and Puerto Rico income tax rate	450	51	476
State income tax, net of federal income tax benefit	457	—	—
Expiration of net operating losses	—	400	—
Goodwill amortization	—	774	962
Change in valuation allowance	(304)	17,799	78,604
Other	(602)	(289)	(6,081)
	$344	$445	$34,236

The Company paid cash totaling $0.3 million for income taxes on continuing operations during the year ended December 31, 2002.  The Company received net cash refunds of $0.1 million and $0.5 million for income taxes on continuing operations during the years ended December 31, 2001 and 2000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (dollars in thousands):

	December 31,
	2002	2001
	(In thousands)
Gross deferred tax assets:
Net operating losses	$34,857	$75,903
Inventory reserves	5,742	9,493
Receivable allowance	557	3,041
Intangible assets previously deducted	1,777	2,213
Deferred revenues	20,129	2,177
Deferred compensation	2,503	3,515
Foreign timing differences, net	2,505	2,683
Taxes paid on intercompany profits	953	902
Other	9,539	8,738
Total gross deferred tax asset	78,562	108,665
Gross deferred tax liabilities:
Depreciation	(2,520)	(3,272)
Other	(307)	—
Total gross deferred tax liability	(2,827)	(3,272)
Deferred tax asset valuation reserve	(75,735)	(105,393)
Net deferred tax asset	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences.  The valuation allowance for deferred tax assets as of December 31, 2001 and December 31, 2002 was $105,393,000 and $75,735,000, respectively. The net change in the total valuation allowance was a decrease of $29,658,000 for the year ended December 31, 2002, of which $29,354,000 related to the gain on disposal of discontinued operations and $304,000 related to income from continuing operations.

Company’s effective tax rate was 5.1%, (17.2%), and (38.2%) for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company’s net operating loss carryforwards of $92.5 million expire as follows: $20.0 million in the period from 2003 through 2007, $66.0 million in the period from 2020 through 2025, and $6.5 million with no expiration.

Components of income (loss) from continuing operations before income tax expense (benefit) are as follows:

	Years Ended December 31,
	2002	2001	2000
United States	$(3,384)	$(49,105)	$(96,602)
Foreign	4,084	(3,153)	(16,899)
Total income (loss)	$700	$(52,258)	$(113,501)

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $17.5 million, $18.0 million, and $22.4 million, at December 31, 2002, 2001 and 2000, respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.

NOTE H — EMPLOYEE BENEFIT PLANS

The Company’s Employees’ Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. Beginning in February 2001, the Company’s 401(k) Plan changed to match 50.0% of the participants’ qualifying total pre-tax contributions, up to a maximum that is tied to the Company’s achievement of certain financial objectives.  During the year ended December 31, 2000 the Company contributed 50.0% of the participants’ qualifying total pre-tax contributions. Amounts expensed under the plan for the years ended December 31, 2002, 2001 and 2000 were $0.0 million, $0.5 million and $2.7 million, respectively.

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

The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension fund. The presentation for the year ended December 31, 2002 and 2001 includes actuarial information for a pension plan in the United Kingdom.  This information was not historically provided for the year ended December 31, 2000, and prior-year amounts have not been restated.

	Years Ended December 31,
	2002	2001	2000
Change in Benefit Obligation
Benefit obligation at beginning of year	$14,768	$13,199	$—
Service cost	682	704	—
Interest cost	933	785	—
Participant’s contributions	456	417	—
Actuarial loss	(4,224)	—	—
Amendments	141	—	—
Benefits paid	(134)	(26)	—
Foreign-exchange rate changes	1,410	(311)	—
Benefit Obligation at end of year	14,032	14,768	—

Change in Plan Assets
Estimated fair value of plan assets at beginning of year	8,700	9,244	—
Actual return on plan assets	(2,199)	(1,474)	—
Employer contribution	998	771	—
Employee contribution	456	417	—
Benefits paid	(134)	(26)	—
Foreign-exchange rate changes	857	(232)	—
Estimated fair value of plan assets at end of year	8,678	8,700	—

Funded status	(5,354)	(6,068)	—
Unrecognized actuarial loss	831	2,131	—
Unrecognized transition cost	275	507	—
Accrued benefit cost	$(4,248)	$(3,430)	$—
Weighted-average assumptions as of December 31, 2002
Discount Rate	6.3%	5.8%
Expected asset return	7.0%	6.8%
Rate of compensation increase	1.2%	2.5%

The components of the net periodic benefit cost are as follows:

	Years Ended December 31,
	2002	2001	2000
Service Cost	$682	$704	$—
Interest Cost	933	785	—
Expected return on plan assets	(644)	(640)	—
Amortization of transition amount	266	256	—
Amortization of prior service cost	141	—	—
Recognized actuarial loss	45	—	—
Net periodic benefit cost	$1,423	$1,105	$—

NOTE I — COMMITMENTS AND CONTINGENCIES

Leases. The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the years ended December 31, 2002, 2001, and 2000 was $8.9 million, $11.5 million, and $11.8 million, respectively.

Future minimum payments under non-cancelable operating leases, net of expected sublease income of $0.7 million and $0.2 million in calendar years 2003 and 2004, respectively, are as follows:

Calendar Year	(In thousands)
2003	$6,437
2004	4,196
2005	3,151
2006	2,468
2007	2,509
Thereafter	2,202
$20,963

The Company believes that its facility leases can be either renewed or replaced with alternate facilities at comparable cost.

Litigation. A lawsuit captioned Cerberus International, Ltd., et al. vs. BancTec, Inc., et al. (Case No. 03600287) was filed on January 28, 2003 in the Supreme Court of the State of New York for the County of New York naming as defendants the Company and certain of its affiliates.  The complaint alleges that the Company improperly made a payment to the holder of the Sponsor Note.  The complaint seeks damages of not less than $89 million as a result of the alleged improper payment and the imposition of a constructive trust on monies paid by the Company to the holder of the Sponsor Note.  The Company’s $90 million payment to the holder of the Sponsor Note, was disclosed in the Company’s Current Report on Form 8-K dated November 27, 2002.  This action is in its earliest stages.  The Company believes that the allegations are without merit and intends to defend against them vigorously.

If the lawsuit results in a determination that the payment to reduce the principal amount of the Sponsor Note was in contravention of the terms of the Sponsor Note, a position strongly opposed by the Company, under its terms, such payment shall be held in trust to be paid over to the holders of the Senior Notes, to the extent they remain unpaid.  Therefore, in the event of an unfavorable outcome in this litigation, there will be no adverse effect on the Company’s financial statements.

The Company and its subsidiaries are parties to various legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company, any liability that may ensue would not have a material adverse impact on the financial position or results of operations or cash flows of the Company.

NOTE J – BUSINESS SEGMENT DATA

Management has chosen to structure the organization around product lines and geography.

In 2000, the Company segmented its operations based on geographical areas  (North American Systems (“NAS”) and International Systems (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offered similar products as NAS and consisted of operations throughout the world excluding North America. In 2001, the Company realigned its reporting structure. Under this realigned structure, North American Systems was renamed U.S. Solutions (“USS”), and excluded Canadian operations and Plexus® products (“Plexus”). Plexus and Advanced Enterprise Solutions (“AES”), which develops and sells the Company’s OpenARCHIVE™ and other archive solutions, were grouped as “Other”. International Solutions (“INTL”) reporting included the Canadian operations. Canadian operations are not material to USS or to INTL operations. Under the new structure, the composition of Computer and Network Services remained unchanged.  In 2002, the Company again realigned its reporting.  Under this new structure, USS includes the operations of Advanced Enterprise Solutions (“AES”) and INTL reporting includes both the U.S. and international operations of Plexus® products (“Plexus”). The operations of AES and Plexus are not material to USS or to INTL operations. Under the new structure, the composition of CNS remains unchanged.  Prior-period information has been reclassified to reflect the new alignment.

US Solutions and International Solutions. USS and INTL offer similar systems-integration and business-process solutions and services and market to similar types of customers. The solutions offered primarily involve high-volume transaction processing using advanced technologies and processes. Key applications include payment and check processing, document imaging and workflow, and ongoing service and support. These segments provide their products and services to other customers, including financial-services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and transportation firms.  USS develops and sells the Company’s OpenARCHIVE™ and other archive solutions. Plexus offers a complete suite of Internet-enabled document imaging and workflow software-solutions under the Plexus® brand.

Computer and Network Services. The Company is a leading provider of personal computer repair services in the United States, including many Fortune 1000 companies. One focus of CNS is providing warranty fulfillment services and related support to manufacturers of desktop/enterprise products. Another focus is the support of desktop/enterprise applications.

Data for the USS, CNS, and INTL segments is restated on a comparative basis for all years.   In addition, data for all years excludes the impact of discontinued operations.

Whenever possible, the Company uses market prices to determine inter-segment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.

Table 1 — New Segments

	US Solutions	Computer & Network Services	International	Corp/Elims	Total

For the year ended December 31, 2002

Revenue from external customers	$145,652	$137,062	$96,719	$—	$379,433
Intersegment revenues	2,320	—	13,940	(16,260)	—
Segment gross profits	31,482	33,692	29,187	1,844	96,205
Segment operating income (loss)	(563)	23,559	6,987	(4,746)	25,237
Segment identifiable assets	101,076	33,818	41,212	55,289	231,395
Capital appropriations	3,500	1,757	1,635	313	7,205

For the year ended December 31, 2001

Revenue from external customers	$164,162	$147,016	$116,086	$—	$427,264
Intersegment revenues	13,740	—	21,942	(35,682)	—
Segment gross profits	3,130	21,830	30,117	808	55,885
Segment operating income (loss)	(35,198)	1,260	(1,694)	(2,847)	(38,479)
Segment identifiable assets	126,961	40,258	58,033	51,435	276,687
Capital appropriations	5,264	1,779	2,993	1,375	11,411

For the year ended December 31, 2000

Revenue from external customers	$185,881	$141,460	$85,279	$—	$412,620
Intersegment revenues	25,586	—	14,062	(39,648)	—
Segment gross profits	16,311	(2,479)	10,403	996	25,231
Segment operating income (loss)	(26,251)	(14,436)	(25,101)	(11,468)	(77,256)

NOTE K — GEOGRAPHIC OPERATIONS

The Company operates in the following geographic areas: the United States, the UK, and other international areas consisting primarily of Canada, France, Sweden, Germany, and the Netherlands. Inter-area sales to affiliates are accounted for at established transfer prices.

Sales to unaffiliated customers and affiliates for the years ended December 31, 2002, 2001 and 2000, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:

	United States	United Kingdom	Other International	Eliminations	Consolidated
Year ended December 31, 2002
Sales to unaffiliated customers	$289,865	$39,214	$50,354	$—	$379,433
Inter-area sales to affiliates	13,096	1,819	1,345	(16,260)	—
Long-lived assets other than deferred taxes	129,744	2,355	3,351	(27,580)	107,870

Year ended December 31, 2001
Sales to unaffiliated customers	$323,122	$49,198	$54,944	$—	$427,264
Inter-area sales to affiliates	32,145	1,997	1,540	(35,682)	—
Long-lived assets other than deferred taxes	152,347	3,566	5,442	(24,286)	137,069

Year ended December 31, 2000
Sales to unaffiliated customers	$339,619	$30,574	$42,427	$—	$412,620
Inter-area sales to affiliates	37,457	1,850	341	(39,648)	—
Long-lived assets other than deferred taxes	178,777	4,698	5,792	(27,179)	162,088

NOTE L — SUMMARIZED QUARTERLY DATA (UNAUDITED)

AS RESTATED

	Year Ended December 31, 2002
	Q1(3)	Q2(3)	Q3(3)	Q4(4)	Total
Revenue	$97,281	$95,574	$93,658	$92,920	$379,433
Gross profit (loss)	22,970	20,880	27,442	24,913	96,205
Income (loss) from continuing operations	(3,973)	75	945	3,309	356
Net income (loss)	(9,962)	955	1,501	66,632	59,126

	Year Ended December 31, 2001
	Q1(1)	Q2(1)	Q3(1)	Q4(2)	Total
Revenue	$97,334	$112,360	105,422	112,148	427,264
Gross profit (loss)	12,916	20,211	14,223	8,535	55,885
Income (loss) from continuing operations	(19,172)	(13,731)	(16,769)	(3,031)	(52,703)
Net income (loss)	(15,840)	(12,098)	(17,217)	(671)	(45,826)

(1)          Subsequent to the issuance of the Company’s financial statements as of and for the quarters ended March 31, June 30 and September 30, 2001 and the filing of Form 10-Q for the respective quarters of 2001, management determined that certain revenue items totaling $10.6 million, cost of sales of $6.4 million and expense items of $0.3 million recorded in the statement of operations as Sundry, net were not accrued in the proper period.  Accordingly, the summarized quarterly data for the first, second and third quarters of 2001 has been restated from amounts reported in the 2001 Form 10-Q’s to appropriately report such revenues, costs and expenses.

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

(3)          Subsequent to the issuance of the Company’s financial statements as of and for the quarters ended March 31, June 30 and September 30, 2002 and the filing of Form 10-Q for the respective quarters of 2002, management determined that certain revenue items totaling $1.6 million were not recorded in the proper period.  Accordingly, the summarized quarterly data for the first, second and third quarters of 2002 has been restated from amounts reported in the 2002 Form 10-Q’s to appropriately report such revenues.  Also, during 2002, the Company recorded as a cumulative effect of a change in accounting principle, a non-cash charge of $6.7 million related to the write off of a portion of the carrying value of goodwill.   Net income for the quarter ended March 31, 2002 has been restated to reflect this write off.

(4)          During the fourth quarter of 2002, the Company recognized a gain of $63.0 million from the disposal of its wholly-owned subsidiary, BancTec Japan.

(5)          All quarters for 2001 and 2002 have been restated to reflect the sale of the Company’s wholly-owned subsidiary, BancTec Japan, as a discontinued operation.

NOTE M — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at December 31, 2002 consist of foreign-currency translation adjustments related to the Company’s international operations and minimum pension liability related to the Company’s subsidiary in the United Kingdom of $2.4 million.  The minimum pension liability is net of tax benefit of $0.2 million with a corresponding valuation allowance of $0.2 million, for an effective tax of zero.

NOTE N — SUBSEQUENT EVENTS

During the first quarter of 2003, the Company repurchased Senior Notes with a face amount of $3.4 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.0 million.

BANCTEC, INC.

All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.                      Directors and Executive Officers of BancTec, Inc.

The following table sets forth the names, ages, and positions of each of the directors and executive officers of the Company as of March 15, 2003.

The Board of Directors elects executive officers annually. No family relationships exist among the executive officers of the Company.

Name	Age	Position
Craig D. Crisman	62	President and Chief Executive Officer
Brian R. Stone	43	Senior Vice President and Chief Financial Officer
Robert A. Minicucci	50	Chairman of the Board and Director
Eric J. Lee	31	Director
Gary J. Fernandes	59	Director
Sanjay Swani	36	Director

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

Mr. Minicucci has been a director of the Company since July 1999. Mr. Minicucci also serves as a Managing Member of WCAS VIII Associates LLC, the general partner of Welsh, Carson, Anderson & Stowe VIII, L.P. (a private investment company) and as a director of Amdocs Limited (a telecom customer care and billing software and services company). Mr. Minicucci has served as a General Partner of Welsh, Carson, Anderson & Stowe since 1993.

Mr. Lee has been a director of the Company since January 2002.  He joined WCAS as an Associate in July 1999 and focuses on investments in the information services and healthcare industries.  From July 1995 to June 1999, Mr. Lee was employed by Goldman, Sachs & Company where he worked in the High Technology and Mergers & Acquisitions groups.

Mr. Fernandes  retired as Vice Chairman of Electronic Data Systems Corporation (EDS), a global services company, in 1998, after serving on the Board of Directors of EDS since 1981.  After retiring from EDS, Mr. Fernandes founded Convergent Partners, a venture-capital fund focusing on buyouts of technology-related companies.  He also served as Chairman and CEO of GroceryWorks, Inc, an internet grocery-fulfillment company until 2001.  He currently serves on the Boards of Directors of 7-Eleven, Inc., a worldwide operator, franchisor and licensor of convenience stores, webMethods, Inc., a software-integration company listed on NASDAQ, and Anacomp, Inc.  Mr. Fernandes is currently the Chairman and President of FLF Real Estate Ventures.

Mr. Swani has been a director of the Company since December 2000. Mr. Swani joined Welsh, Carson, Anderson & Stowe in July 1999 and became a General Partner in October 2001. Mr. Swani also served as a principal of Fox Paine & Company (a San Francisco-based buyout firm) from June 1998 to June 1999 and worked in the mergers and acquisitions department of Morgan Stanley & Co. (a global financial services firm) from August 1994 to June 1998. Mr. Swani is also a director of Global Knowledge Networks, Inc. and Valor Telecommunications, LLC.

Audit Committee

On March 15, 2002, the Audit Committee consisted of Sanjay Swani, Eric J. Lee, and Gary J. Fernandes.  No member of the Audit Committee was an officer of the Company.  No member of the Audit Committee was formerly an officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11.                      Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation earned during the fiscal years ended December 31, 2002, 2001 and 2000, by the Company’s Chief Executive Officer and each of the Company’s four other most highly compensated executive officers (based upon salary and bonus earned during the fiscal year ended December 31, 2002).

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position(s)	Fiscal Year	Salary ($)	Bonus ($) (1)	Restricted Stock Awards ($)	Options (#) (2)	All Other Compensation ($)(3)
Craig D. Crisman	2002	432,675	357,563	0	0	0
President and Chief	2001	294,219	267,750	0	0	0
Executive Officer	2000	0	0	0	0	0

Brian R. Stone (6)	2002	310,831	255,612	0	0	0
Senior Vice President and	2001	214,583	193,460	0	0	0
Chief Financial Officer	2000	0	0	0	0	0

John D. Staedke (4)	2002	23,889	0	0	0	287,321
Former Chairman of the	2001	300,014	150,000	0	0	0
Board of Directors	2000	300,014	150,000	0	400,000	274,233

James S. Kildebeck (5)	2002	35,398	79,130	0	0	241,153
Former Senior Vice	2001	200,400	98,220	0	60,000	0
President	2000	106,366	19,090	0	0	0

(1) Reflects bonus earned during each fiscal year.

(2) Options to acquire shares of Common Stock.

(3) Includes cash compensation received for: relocation expense reimbursement to Mr. Staedke (2000); and severance payments to Mr. Staedke and Mr. Kildebeck (2002).

(4) Mr. Staedke served as president and Chief Executive Officer from December 1999 to May 2001, Director from December 2000 to May 2001 and Chairman of the Board of Directors from May 2001 to December 2001.  Mr. Staedke terminated employment effective December 31, 2001.

(5) Mr. Kildebeck terminated employment effective January 31, 2002.

(6) Salary and bonus includes compensation paid to ACR/BI Limited Partnership.

Option Grants in 2002

The Company did not grant options during 2002.

Aggregated Option Exercises in 2002 and Fiscal Year-End Option Values

None of the named executive officers hold options in the Company.

Compensation of Directors

Directors of the Company are not compensated for their services.

Employment Agreements

During 2002, Mr. Crisman was compensated at an annualized salary rate of $450,000.  Mr. Crisman also received a bonus of

$357,563 for his services during 2002. Effective July 1, 2002, the Company entered into an employment agreement with Mr. Crisman which provides for the payment of an annual base salary of $450,000, subject to annual review by the Board of Directors, and a discretionary bonus. The agreement initially expired on December 31, 2002 and automatically renews for successive one-year periods unless terminated by either party. The agreement provides for severance in an amount equal to the sum of the then-current salary and the bonus awarded in the preceding 12-month period, in the case of termination for reasons other than cause or without good reason.

During 2001, the Company retained the services of Brian R. Stone, a consultant of ACR/BI Limited Partnership, as Chief Financial Officer of the Company. During 2002, the Company paid to ACR/BI Limited Partnership a monthly fee of $27,083 through July 2002.  The Company entered into an employment agreement with Mr. Stone, dated July 1, 2002, which provides for the payment of an annual base salary of $325,000, subject to annual review by the Board of Directors, and a discretionary bonus.  Mr. Stone was compensated at an annualized rate of $325,000 beginning August 2002 and a bonus of $255,612 for Mr. Stone’s services during 2002.   The agreement initially expired on December 31, 2002 and automatically renews for successive one-year periods unless terminated by either party. The agreement provides for severance in an amount equal to the sum of the then-current salary and the bonus awarded in the preceding 12-month period, in the case of termination for reasons other than cause or without good reason.

Compensation Committee and Option Committee Interlocks and Insider Participation

The Company did not have a Compensation Committee from the July 23, 1999 merger date through December 3, 2000. From December 4, 2000 through December 31, 2001, the Compensation Committee was composed of Robert A. Minicucci and Anthony J. de Nicola (a former director of the Company).  From January 1, 2002 through December 31, 2002, the Compensation Committee was composed of Robert A. Minicucci.

From July 1, 2000 through December 3, 2000, the Option Committee was composed of Robert A. Minicucci, Anthony J. de Nicola, and Murray Holland (a former director of the Company) and from December 4, 2000 through December 31, 2001, the Option Committee was composed of Robert A. Minicucci and Anthony J. de Nicola.  From January 1, 2002 through December 31, 2002, the Option Committee was composed of Robert A. Minicucci.

No member of the Compensation Committee or the Option Committee was an officer of the Company. No member of the Compensation Committee or the Option Committee was formerly an officer of the Company.

Report of the Compensation Committee

Compensation Policy and Executive Compensation.  The Compensation Committee is responsible for reviewing and making recommendations as to the annual compensation of the Company’s executive officers, including such components as annual cash compensation, short and long-term incentives, and supplemental benefits.

The Company’s compensation policy is based on linking executive compensation to the Company’s objectives of growth through increased earnings and maximizing long-term stockholder value.  This policy traditionally has been carried out through a compensation program consisting of salaries and incentives.  In determining the compensation of the executive officers, the Committee considered compensation practices of similar companies and the relative performance of BancTec, Inc. to those companies.  The Committee also considered the contribution of each executive officer toward achieving the Company’s prior-year and long-term strategic objectives.

In its considerations, the Committee did not assign quantitative relative weights to different factors or follow mathematical formulae.  Rather, the Committee exercised its discretion and made a judgment after considering the factors it deemed relevant.  The Committee’s decisions regarding 2002 executive compensation were designed to: (1) align the interest of executive officers with the interests of the stockholders by providing performance-based awards; and (2) allow the Company to compete for and retain executive officers critical to the Company’s success by providing an opportunity for compensation that is comparable to the levels offered by similar companies.

The Company has entered into written employment agreements with each of its executive officers.  See “Employment Agreements.”

Base Salary.  The base salary for each executive officer is determined at levels considered appropriate for comparable positions at similar companies.

Variable Incentive-Awards.  To reinforce the attainment of Company goals, the committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive-pay.   The Company maintains an incentive plan under which the executive officers may earn an award as a percentage of their base compensation, if the Company meets the EBITDA profit objective set by the Compensation Committee at the beginning of the fiscal year.  During 2002, these objectives were determined on a quarterly basis, and as a result of the Company meeting a portion of those objectives, awards were paid to Messrs. Crisman and Stone in the amounts discussed under “Employment Agreements.”

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 15, 2003 regarding the ownership of Common Stock, Class A Common Stock, and Class A and Class B Preferred Stock of: (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the named class of Stock; (2) each director of the Company; (3) each executive officer named in the Summary Compensation Table; and (4) all executive officers and directors of the Company as a group. Percentage of ownership is based on 17,003,838 shares of Common Stock and 1,181,946 shares of Class A Common Stock (both issued and outstanding at March 15, 2003), 100,667 shares of Series A Preferred Stock (Preferred A), and 35,520 shares of Series B Preferred Stock (Preferred B) outstanding as of March 15, 2003.   The assumed exercise of the Series A Preferred warrants (“Series A Warrants”) and the assumed conversion of the Series B Preferred (“Series B Conversion Rights”) results in 750,000 and 640,000 additional shares, respectively, of Common Stock. Additionally, the assumed exercise of options results in 185,150 additional shares of Common Stock. Included in the Number of Shares Beneficially Owned are shares attributable to stock options, stock warrants, and conversion rights that are exercisable as of, or will be exercisable within 60 days after, March 15, 2003.

Name of Beneficial Owner(1)	Class of Shares Held (2)	Number of Shares Beneficially Owned (3) (4)	Percent of Outstanding Class of Stock

BancTec Intermediate Holding, Inc.	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

BancTec Upper-Tier Holding, LLC(5)	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

Welsh, Carson, Anderson & Stowe VIII, L.P.(6)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

WCAS Capital Partners III, L.P.(7)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

WCAS Information Partners, L.P.(8)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Robert A. Minicucci(9)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Eric J. Lee(10)	Common	0	*
320 Park Avenue, Suite 2500	Preferred A	0	*
New York, NY 10022	Preferred B	0	*

Gary J. Fernandes(11)	Common	19,575,784	100.0%
100 Crescent Court, Suite 230	Preferred A	100,667	100.0%
Dallas, TX 75201	Preferred B	35,520	100.0%

Sanjay Swani(12)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Craig D. Crisman(13)	Common	19,575,784	100.0%
2701 E. Grauwyler Road	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

Brian R. Stone(13)	Common	19,575,784	100.0%
2701 E. Grauwyler Road	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

All executive officers and directors as a group	Common	19,575,784	100.0%
(6 persons)	Preferred A	100,667	100.0%
	Preferred B	35,520	100.0%

*                 Less than one percent.

(1)          BancTec Intermediate Holding, Inc. has sole investment and sole voting power with respect to the shares of Stock shown.

(2)          Common Stock includes 17,003,838 shares of Common Stock, 1,181,946 shares of Class A Common Stock, 750,000 shares of Common Stock (Series A Warrants), and 640,000 shares of Common Stock (Series B Conversion Rights).

(3)          100,000 shares of Series A Preferred includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock. Common Stock exercisable by the warrants totals 750,000 shares.

(4)          Each share of Series B Preferred Stock includes the right to convert into Common Stock. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments.

(5)          BancTec Upper-Tier Holding, LLC holds 100% of the outstanding capital stock of BancTec Intermediate Holding, Inc., which in turn holds 100% of all classes of capital stock, including warrants, of the Company.

(6)          Welsh, Carson, Anderson & Stowe VIII, L.P holds the majority interest in BancTec Upper-Tier Holding, LLC.

(7)          WCAS Capital Partners III, L.P. holds a minority interest in BancTec Upper-Tier Holding, LLC.

(8)          WCAS Information Partners, L.P. holds a minority interest in BancTec Upper-Tier Holding, LLC.

(9)          Mr. Minicucci is a managing member of WCAS VIII Associates LLC, the general partner of Welsh, Carson, Anderson & Stowe VIII, L.P. Mr. Minicucci disclaims beneficial ownership of such shares.

(10)    Mr. Lee is not a general partner of Welsh, Carson, Anderson & Stowe.

(11)    Mr. Fernandes holds a minority interest in BancTec Upper-Tier Holding, LLC.  Mr. Fernandes disclaims beneficial ownership of such shares.

(12)    Mr. Swani is a managing member of WCAS VIII Associates LLC, the general partner of Welsh, Carson, Anderson & Stowe VIII, L.P. Mr. Swani disclaims beneficial ownership of such shares.

(13)    Mr. Crisman and Mr. Stone hold minority interests in BancTec Upper-Tier Holding, LLC.  Mr. Crisman and Mr. Stone disclaim beneficial ownership of such shares.

ITEM 13.                      Certain Relationships and Related Transactions

None.

ITEM 14.                      CONTROLS AND PROCEDURES

During the audit of the Company’s 2000 financial statements, the Company’s certifying accountant, Deloitte & Touche LLP (D&T) noted what D&T considered to be material weaknesses in internal-control design and in the operation of internal controls.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001 for additional information regarding this item and the subsequent change in the Company’s independent accountant.  The Company’s current independent accountant, KPMG, LLP (KPMG), also informally noted certain internal-control weaknesses as a result of the 2001 audit, some of which are the same weaknesses as noted by D&T in their report.

The Company has addressed certain of the individual internal-control weaknesses noted by D&T and KPMG, but correction of some control factors has yet to be completed.  Steps that have been implemented to address internal-control weaknesses include policies covering loss contracts, inventory reserves, allowance for doubtful accounts, revenue recognition, and project costing.  In addition, as a result of Exchange Act Rule 13a-14, the Company has begun to put in place procedures addressing the adequacy of disclosure controls, including obtaining certifications from each member of management involved in the preparation and review of this Form 10-K.  The Company is continuing its efforts to correct the internal-control weaknesses noted by D&T and KPMG.  Although the Company believes that it has implemented adequate controls and procedures for the preparation of this report, the actions taken by the Company to correct certain of the previously identified weaknesses will not be fully tested by the Company’s independent accountants until the next annual audit.

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, began an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation completed to date, and the new procedures put in place, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  The Company will continue to evaluate disclosure controls on an ongoing basis.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART IV

ITEM 15.                      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          (1) and (2) Financial Statements: See Index to Financial Statements and Schedules.

(b)         Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated November 27, 2002, regarding (1) the sale of its wholly-owned subsidiary, BancTec Japan; (2) the formation of a two-tier holding company structure; and (3) the pay down of $90 million on Sponsor Note.

(c) Exhibits:

3.1 — Amended and Restated Certificate of Incorporation*

3.2 — By-Laws, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

4.7 — Senior Subordinated Note dated July 22, 1999, among Colonial Acquisition Corp., a predecessor in interest to the Company, WCAS CP III and the several Purchasers named in Schedules I and II thereto, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

10.9 — Second Amendment to Loan and Security Agreement, dated as of February 5, 2002, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.10 — Third Amendment to Loan and Security Agreement, dated as of July 30, 2002, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.11 — Fourth Amendment to Loan and Security Agreement, dated as of November 27, 2002, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed as of November 27, 2002.

10.12 — Loan and Security Agreement—Waiver, Consent and Amendment Relating to BancTec Restructuring, dated as of November 1, 2002, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed as of November 27, 2002.

10.13 — Stock Purchase Agreement, dated as of November 27, 2002, between BancTec, Inc. and JAFCO MBO Co., Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed as of November 27, 2002.

21.1 — Subsidiaries of Registrant*

99.1 — Certificate of Chief Executive Officer*

99.2 — Certificate of Chief Financial Officer*

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.13 — Special Severance Plan for Corporate Officers effective October 1, 2000, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.14 — Employment Agreement with Craig D. Crisman effective as of July 1, 2002, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.15 — Employment Agreement with Brian R. Stone effective as of July 1, 2002, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/	Craig D. Crisman
Craig D. Crisma
President and Chief Executive Officer

Dated: April 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Craig D. Crisman	President and Chief Executive	April 11, 2003
Craig D. Crisman	Officer (Principal Executive
Officer); and Director

/s/ Brian R. Stone	Senior Vice President, Chief	April 11, 2003
Brian R. Stone	Financial Officer, and Treasurer
(Principal Accounting Officer);
and Director

/s/ Robert A. Minicucci	Chairman of the Board and	April 11, 2003
Robert A. Minicucci	Director

/s/ Eric J. Lee	Director	April 11, 2003
Eric J. Lee

/s/ Gary J. Fernandes	Director	April 11, 2003
Gary J. Fernandes

/s/ Sanjay Swani	Director	April 11, 2003
Sanjay Swani

Certifications

I, Craig D. Crisman, certify that:

1.                           I have reviewed this annual report on Form 10-K of BancTec, Inc;

2.                           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ Craig D. Crisman
Craig D. Crisman
President and Chief Executive Officer

Certifications

I, Brian R. Stone, certify that:

1.                           I have reviewed this annual report on Form 10-K of BancTec, Inc;

2.                           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of BancTec, Inc.:

We have audited the consolidated financial statements of BancTec, Inc. as of and for the year ended December 31, 2000, and have issued our report thereon dated May 15, 2001; (except with respect to the matters discussed in Notes B and D, as to which the dates are November 27, 2002 and May 31, 2001, respectively) which report includes an explanatory paragraph as to a discontinued operation as discussed in Note B; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule as of December 31, 2000, of BancTec, Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
May 15, 2001, (except with respect to the matters discussed in Notes B and D, as to which the dates are November 27, 2002 and

May 31, 2001, respectively)

SCHEDULE II

BANCTEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C	Column D		Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions (a) (b) (c)		Balance at end of period
Allowance for Doubtful Accounts
Year ended December 31, 2002	$7,636	$(5,215)	$(205	)(a)	$2,216
Year ended December 31, 2001	8,256	3,891	(4,511	)(a)	7,636
Year ended December 31, 2000	12,746	2,609	(7,099	)(a)	8,256

Reorganization Accrual
Year ended December 31, 2002	$48	$—	$(48	)(b)	$—
Year ended December 31, 2001	115	—	(67	)(b)	48
Year ended December 31, 2000	215	—	(100	)(b)	115

Accrued Recapitalization Charges and Costs
Year ended December 31, 2002	$—	$—	$—	(c)	$—
Year ended December 31, 2001	—	—	—	(c)	—
Year ended December 31, 2000	—	309	(309	)(c)	—

(a)          Write-off of uncollectible accounts.

(b)         Severance and related payments.

(c)          Payment of recapitalization charges.