Form 10-Q
period 2003-03-31
BANCTEC INC
filed 2003-05-15
CIK 318378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at May 12, 2003

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $15,775 and $88 at March 31, 2003 and December 31, 2002	$43,971	$31,595
Accounts receivable, less allowance for doubtful accounts of $2,115 and $2,216 at March 31, 2003 and December 31, 2002	54,547	60,891
Inventories, net	30,588	25,528
Prepaid expenses	6,084	5,177
Other current assets	156	334
Total current assets	135,346	123,525

PROPERTY, PLANT AND EQUIPMENT, net	53,148	54,782

OTHER ASSETS:
Goodwill	41,476	41,476
Other assets	11,391	11,612
Total other assets	52,867	53,088
TOTAL ASSETS	$241,361	$231,395

CURRENT LIABILITIES:
Current obligations under capital leases	$1,047	$—
Trade accounts payable	14,905	12,891
Other accrued expenses and liabilities	40,633	46,883
Deferred revenue	31,049	24,107
Maintenance contract deposits	52,978	47,685
Income taxes	1,889	836
Total current liabilities	142,501	132,402

OTHER LIABILITIES:
Long-term debt, less current maturities	198,323	201,723
Non-current maintenance contract deposits	28,380	25,933
Other liabilities	10,950	9,881
Total other liabilities	237,653	237,537

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK-Series A	15,270	14,856

STOCKHOLDERS’ DEFICIT:
Cumulative convertible preferred stock - authorized, 1,000,000 shares of $0.01 par value at March 31, 2003 and December 31, 2002
Series B preferred stock - issued and outstanding, 35,520 shares at March 31, 2003 and December 31, 2002	8,837	8,324
Common stock authorized, 32,000,000 shares of $0.01 par value March 31, 2003 and December 31, 2002:
Common stock-issued and outstanding 17,003,838 shares at March 31, 2003 and December 31, 2002	170	170
Class A common stock-issued and outstanding 1,181,946 shares at March 31, 2003 and December 31, 2002	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	130,108	131,035
Accumulated deficit	(286,992)	(286,846)
Accumulated other comprehensive loss	(9,924)	(9,821)
Total stockholders’ deficit	(154,063)	(153,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$241,361	$231,395

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
REVENUE
Equipment and software	$34,759	$35,319
Maintenance and other services	55,993	61,962
	90,752	97,281
COST OF SALES
Equipment and software	23,314	26,941
Maintenance and other services	44,950	47,370
	68,264	74,311
Gross profit	22,488	22,970

OPERATING EXPENSES
Product development	3,717	3,303
Selling, general and administrative	14,724	15,416
	18,441	18,719
Income from operations	4,047	4,251

OTHER INCOME (EXPENSE):
Interest income	57	32
Interest expense	(4,822)	(7,592)
Sundry, net	1,203	(450)
	(3,562)	(8,010)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	485	(3,759)
INCOME TAX EXPENSE	631	214
INCOME (LOSS) FROM CONTINUING OPERATIONS	(146)	(3,973)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE $813 at MARCH 31, 2002	—	971
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(146)	(3,002)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(6,960)
NET INCOME (LOSS)	(146)	(9,962)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(927)	(790)
NET LOSS APPLICABLE TO COMMON STOCK	$(1,073)	$(10,752)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(146)	$(9,962)
Income from discontinued operations	—	971
Loss from continuing operations	(146)	(10,933)
Adjustments to reconcile to cash flows provided by operations:
Cumulative effect of accounting change	—	6,960
Depreciation and amortization	5,286	6,368
Provision for doubtful accounts	94	820
Loss on disposition of property, plant and equipment	233	190
Gain on extinguishment of long-term debt	(996)	—
Other non-cash items	73	49
Changes in operating assets and liabilities
Decrease in accounts receivable	6,250	7,264
(Increase) decrease in inventories	(5,085)	286
Increase in other assets	(444)	(66)
Increase (decrease) in trade accounts payable	2,014	(1,780)
Increase (decrease) in deferred revenue & maintenance contracts deposits	12,235	(3,563)
Increase (decrease) in other accrued expenses and liabilities	(2,728)	1,763
Cash flows provided by continuing operations	16,786	7,358
Cash flows provided by discontinued operations	—	719
Cash flows provided by operating activities	16,786	8,077

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,427)	(2,059)
Cash flows used in continuing operations	(1,427)	(2,059)
Cash flows provided by discontinued operations	—	186
Cash flows used in investing activities	(1,427)	(1,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(346)	—
Payments on long-term borrowing	(2,387)	—
Payments on short-term borrowings, net	—	(21,655)
Debt issuance costs	(81)	(70)
Cash flows used in continuing operations	(2,814)	(21,725)
Cash flows used in discontinued operations	—	(1,162)
Cash flows used in financing activities	(2,814)	(22,887)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(169)	432
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,376	(16,251)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	31,595	22,384

CASH AND CASH EQUIVALENTS—END OF YEAR	$43,971	$6,133

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid (refunded) during the period for:
Interest	$4,519	$5,115
Taxes	$(494)	$1,841

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      NATURE OF BUSINESS AND BASIS OF PRESENTATION

BancTec, Inc. is a worldwide systems integration and services company with a 30 year history in imaging technology, financial transaction processing and workflow productivity improvement.  Serving a variety of industries, including banking, financial services, insurance, healthcare, governmental agencies and others, the Company offers a portfolio of payment and document processing systems and services, workflow and image management software products, and computer and network support services.

The accompanying unaudited condensed consolidated balance sheet at March 31, 2003, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended March 31, 2003 and 2002, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.  As disclosed in the notes to that report, the condensed consolidated statements of operations and cash flows for the interim period ended March 31, 2002 have been restated. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments are similar instruments with original maturities in excess of three months and are valued at cost, which approximates market. Restricted cash at March 31, 2003 of $ 15.8 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver and cash pledged under the terms of the Revolver.

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. The Company revised its standard costs for manufacturing inventory to effectively eliminate the purchasing burden component as of October 1, 2002.  At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

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

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances either ratably over the contract term, or as services are performed on a “per call” basis.  These current and non-current portions of these advances are shown as Deferred Revenue or Maintenance Contract Deposits on the Consolidated Balance Sheets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB No. 25”), Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as specified in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”

2000 Stock Plan:

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the Plan), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.  Effective March 19, 2003, all options outstanding under the 2000 Stock Plan were cancelled pursuant to an offer to exchange outstanding options dated February 14, 2003.  The offer provides that new options will be granted not less than six months and one day following the closing of the exchange offer.  The new options will be granted at the fair market value of the common stock on the date of grant.  The new options will vest as if the tendered options had not been cancelled.

Incentive Options. During the year ended December 31, 2000, 1,303,460 incentive options were granted by the Company. During 2002 and 2003, no additional incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.  As described above, these options were cancelled on March 19, 2003.

Non-qualified stock options. During the year ended December 31, 2000, 377,040 non-qualified stock options were granted by the Company. During 2002 and 2003, no additional non-qualified options were granted.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. A portion of the non-qualified options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.  As described above, these options were cancelled on March 19, 2003.

Restricted stock awards. The amount, if any, to be paid by the award recipient to acquire the shares of stock pursuant to a restricted stock-award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock awards are subject to vesting provisions determined by the Company’s Board of Directors. At March 31, 2003, no restricted stock-awards had been granted.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding–December 31, 2001	632,240	31,760	9.25
Forfeited	(135,000)	—	9.25
Options outstanding–December 31, 2002	497,240	31,760	9.25
Forfeited	—	—	9.25
Cancelled	(497,240)	(31,760)	9.25
Options outstanding–March 31, 2003	—	—	—

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than market price on the measurement date.  There were no stock options granted in 2002 or 2003, and therefore no stock-based compensation was recorded.

The following table illustrates the effect on net income had compensation for the Company’s stock option plans been determined consistent with SFAS No. 123:

	Three Months Ended March 31,
	2003	2002
Net Income (loss) as reported	$(146)	$(9,962)
Total stock-based employee compensation benefit (expense) determined under fair-value-based method for all rewards, net of tax	—	330
Pro-Forma net income (loss)	$(146)	$(9,632)

3.                                      DISCONCONTINUED OPERATIONS

On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”), to JAFCO MBO Co., Ltd. (“JAFCO”) pursuant to a Stock Purchase Agreement dated as of November 27, 2002, between the Company and JAFCO.  The sale involved two separate transactions: (1) the purchase by JAFCO of 100% of the outstanding shares of BTJ for 6.5 billion yen, and (2) a one-time, up-front payment by BTJ to the Company of 4.0 billion yen under certain distribution and licensing agreements.  Under such agreements, BTJ will continue to operate under the name “BancTec Japan”.  After foreign currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds.  For financial statement purposes, the Company treated the sale as a discontinued operation under SFAS No. 144, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30.  BTJ’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes.  Revenue from the discontinued operations of BTJ for the three months ended March 31, 2002 was $18.8 million.  Pretax income from the discontinued operations of BTJ for the three months ended March 31, 2002 was $1.8 million.  The assets related to BTJ were previously classified in the International segment.

4.                                      INVENTORIES

Inventory consists of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Raw materials	$5,596	$5,374
Work-in-progress	14,959	9,995
Finished goods	10,033	10,159
	$30,588	$25,528

5.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	59,331	58,339
Systems and software	66,661	64,604
Machinery and equipment	50,226	50,053
Furniture, fixtures and other	23,228	22,953
Buildings	29,078	29,006
	231,384	227,815
Accumulated depreciation and amortization	178,236	173,033
Property, plant and equipment, net	$53,148	$54,782

6.                                      OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Salaries, wages and other compensation	$12,163	$12,169
Accrued taxes, other than income taxes	4,891	8,794
Advances from customers	1,311	586
Accrued interest payable	4,991	4,951
Accrued invoices and costs	2,933	2,395
Accrued contract completion costs	2,985	4,590
Other	11,359	13,398
	$40,633	$46,883

7.                                      DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
7.5% Senior Notes, due 2008	$94,475	$97,875
Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
	198,323	201,723
Less: Current portion	—	—
	$198,323	$201,723

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  On November 27, 2002, the Company and Heller entered into an amendment to the Revolver that added pledged cash to the borrowing base.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash. At March 31, 2003, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $13.7 million.  The balance remaining under the Revolver that the Company can draw was $21.6 million at March 31, 2003.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.50% over prime or (2) 3.00% over LIBOR.  The interest-rate margins over prime and LIBOR may be increased by 0.25% increments when borrowing availability falls below (1) $12.5 million or decreased by 0.25% increments when borrowing capacity exceeds (1) $17.5 million, (2) $22.5 million, and (3) $27.5 million (total rate decrease of 0.75%).  At March 31, 2003, the Company’s weighted average rate on the Revolver was 5.75%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing-base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at March 31, 2003 of $15.8 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver and cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability. At March 31, 2003, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the first quarter of 2003, the Company repurchased Senior Notes with a face amount of $3.4 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.0 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim periods ended March 31, 2003.  The estimated fair value of the Senior Notes as of March 31, 2003, is approximately $60.4 million based on an average value of recently completed market trades, resulting in a yield-to-maturity of approximately 18%.  The number of actual trades is limited; therefore the result may vary if a widely-traded market environment existed.

Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of the Senior Notes is contesting this payment.  See discussion under Legal Proceedings.  The estimated fair-value of the Sponsor Note and deferred interest and fees as of March 31, 2003, is approximately $59.2 million assuming a yield-to-maturity of 23%.

The Company had no outstanding balances on foreign credit agreements at March 31, 2003.

Capital Leases.  During the first quarter of 2003, the Company entered into a capital lease for $2.0 million that pertained to computer hardware.  Amounts due under capital leases are recorded as liabilities. The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Condensed Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation expense.  The current obligations under capital leases are classified in the current liabilities section of the Condensed Consolidated Balance Sheets and the non-current portion of capital leases are included in Other Liabilities.

8.                                      GOODWILL AND INTANGIBLE ASSETS

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

SFAS No. 142 requires a two-step process for testing impairment. First, the fair-value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then under the second step the fair-value of the reporting unit’s goodwill is determined by allocating the unit’s fair-value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair-value.  During the first quarter of 2002, the Company recorded as a cumulative effect of a change in accounting principle, a non-cash charge of $6.9 million, after applicable income taxes, to write off a portion of the carrying value of goodwill.

Components of the Company’s goodwill include amounts that are foreign-currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142. The following is a summary of changes in the carrying amount of goodwill by segment for the three months ended March 31, 2003:

	US Solutions	Computer & Network Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2002	$41,236	$—	$240	$—	$41,476
Goodwill impairment	—	—	—	—	—
Balance at March 31, 2003	$41,236	$—	$240	$—	$41,476

	US Solutions	Computer & Network Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2001	$40,211	$—	$2,229	$5 ,841	$48,281
Allocation of previously unallocated goodwill	1,025	—	4,816	(5,841)	—
Goodwill impairment	—	—	(6,960)	—	(6,960)
Changes due to foreign currency translation	—	—	155	—	155
Balance at March 31, 2002	$41,236	$—	$240	$—	$41,476

9.                                      WARRANTY LIABILITY

The Company offers various product warranties for hardware sold to its customers.  The specific terms and conditions of the warranties vary depending upon the customer and the product sold.  Factors that affect the Company’s warranty liability include number of products sold, historical and anticipated rates of warranty claims and cost per claim.  The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes to the Company’s warranty liability during the three months ended March 31, 2003 are summarized as follows:

(In thousands)
Balance at December 31, 2002	$139
Warranties issued	45
Claims paid/settlements	(89)
Changes in liability for pre-existing warranties	—
Balance at March 31, 2003	$95

10.                               COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net income (loss)	$(146)	$(9,962)
Foreign currency translation adjustments	(103)	304
Total comprehensive income (loss)	$(249)	$(9,658)

11.                               BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas  (U.S. Solutions (“USS”) and International Solutions (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offers similar products as USS and consists primarily of operations throughout the world excluding the United States.

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)

For the three months ended March 31, 2003

Revenue from external customers	$32,023	$30,820	$27,909	$—	$90,752
Intersegment revenues	544	—	1,202	(1,746)	—
Segment gross profits	7,084	5,967	9,427	10	22,488
Segment operating income (loss)	247	3,833	2,351	(2,384)	4,047
Segment identifiable assets	102,339	29,902	54,771	55,159	241,361
Capital appropriations	915	210	326	2,808	3,867

For the three months ended March 31, 2002

Revenue from external customers	$38,799	$36,239	$22,243	$—	$97,281
Intersegment revenues	493	—	4,964	(5,457)	—
Segment gross profits	8,412	7,626	7,360	(428)	22,970
Segment operating income (loss)	539	3,788	2,009	(2,085)	4,251
Segment identifiable assets	113,923	40,283	54,718	31,642	240,566
Capital appropriations	1,157	386	335	181	2,059

12.                               PREFERRED STOCK

MANDATORY REDEEMABLE PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair-value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the three months ended March 31, 2003, accretion of the related discount and accrued but unpaid dividends totaled $0.4 million, increasing the carrying amount to $15.3 million. As of March 31, 2003, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $178.25 per share.

SERIES B PREFERRED STOCK

For the three months ended March 31, 2003, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $0.5 million, increasing the carrying amount to $8.8 million.  As of March 31, 2003, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $248.80 per share.

13.                               RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on January 1, 2003 with no impact to its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted the provisions of SFAS No. 144, without effect, on January 1, 2002.  Under the provision of SFAS No. 144, the Company has reported the disposition of the sale of its wholly-owned subsidiary, BancTec Japan, as a discontinued operation (See Note 2 – Discontinued Operations).

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”.  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002 and such gains are recorded in the Statement of Income under Sundry, net.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company adopted SFAS No. 146 on January 1, 2003 with no impact to the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”  This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company implemented SFAS No. 148 on January 1, 2003, regarding disclosure requirements for condensed financial statements for interim periods.  The Company has not yet determined whether it will voluntarily change to the fair-value based method of accounting for stock-based employee compensation

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued after December 31, 2002.  However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. The Company has adopted FIN 45 with no impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable-interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable-interest entities created after January 31, 2003 and to existing variable-interest entities in the periods beginning after June 15, 2003.  Based on preliminary evaluation, Fin 46 is not anticipated to have a material effect on the Company’s results of operations or financial position.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which must be applied to all revenue arrangements entered into no later than June 30, 2003. However, the EITF is continuing discussion of the applicability of this Issue to arrangements having one or more elements within the scope of higher level accounting literature, including SOP 81-1. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. If EITF 00-21 were applicable to all of the Company’s contracts, the Company would be required to apply its segmentation criteria, which are different from those contained in existing contract accounting literature. Such application could result in more segmentation of multiple-element IT services arrangements into separate accounting units. The appropriate accounting literature for revenue recognition would then be applied to each unit. Assuming the segmentation criteria are met, the accounting for system design and development elements of multiple-element IT service contracts similar to those the Company typically enters into could use the percentage-of-completion method of revenue recognition. The accounting for this element, which usually occurs in the early stages of these contracts, might not change as a result of the EITF. Revenue recognition for the segmented processing elements would likely occur on an as-billed or straight-line basis. The Company cannot determine the ultimate impact of EITF 00-21 on its business until the EITF resolves uncertainties regarding its scope.

14.                               SUBSEQUENT EVENTS

Since March 31, 2003, the Company repurchased Senior Notes with a total face amount of $0.5 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $0.1 million, which will be reflected in sundry, net.

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

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the three months ended March 31, 2003.  These factors include: general economic conditions and reduced corporate customer technology spending, ongoing competitive pressures, and a highly leveraged financial position.

Expected economic and business conditions for the remainder of 2003 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  The general economic conditions have caused a significant weakening in demand for systems solutions products offered by USS and INTL. The Company has concentrated its emphasis on cost reductions and on existing offerings. Product-development efforts are currently focused on payment, check and document processing technologies, in addition to investments in Electronic Document Management (“EDM”) vertical solutions and an investment in archiving solutions for all markets, as well as hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2003 and Three Months Ended March 31, 2002

Consolidated revenue of $90.8 million for the three months ended March 31, 2003 decreased by $6.5 million or 6.7% from the comparable prior-year period. Decreases in USS of $6.8 million resulted primarily from the overall weakness in hardware sales.  In addition, USS experienced declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  Increases in INTL of $5.7 million are a result of strengthening demand in Europe and the UK for the Company’s software products as well as increases in maintenance revenue.  A decrease in CNS of $5.4 million resulted from pricing decreases resulting from competitive pressure, as well as decreased volume under certain maintenance programs.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate-customer spending for large systems-solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $22.5 million decreased by $0.5 million or 2.2% from the comparable prior-year period. Decreases in USS of $1.3 million and CNS of $1.6 million were substantially offset by an increase in INTL of $2.4 million.  Although USS gross profit decreased due to decreased revenues, the gross profit percentage increased from 21.7% to 22.1% resulting from the Company’s cost-containment efforts. CNS’ gross profit decrease also resulted primarily from decreased revenues as well as margin pressure caused by increased competition.  The INTL increase resulted primarily from increased revenues and an increase in gross profit percentage resulting from cost-containment efforts.  The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost-containment efforts, allowed for cost reductions to help offset revenue declines.

Operating expenses of $18.4 million decreased $0.3 million compared to the comparable prior-year period. Operating expenses, by component, changed as follows: Product-development expenses increased by $0.4 million or 12.1% primarily due to concentration on developing targeted new applications for the Company’s product lines, selective expansion of existing products, and the use of outsourced product-development services. Selling, general, and administrative expenses decreased by $0.7 million or 4.5% due primarily to on-going efforts to realign the cost structure.

Interest expense for the three months ended March 31, 2003 decreased to $4.8 million from $7.6 million in the comparable prior-year period. The decrease was due mainly to the payment of $90.0 million on the Sponsor Note in December 2002, the repurchase of a portion of the Senior Notes, and declining interest rates.

Sundry items resulted in a net income of $1.2 million during the three months ended March 31, 2003 as compared to a net loss of $0.5 million during the comparable prior-year period.  This increase is primarily due to a gain of approximately $1.0 million from the Company’s repurchase of Senior Notes and foreign-exchange gains of $0.2 million during the current-year period, compared to foreign-exchange losses of $0.4 million in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $0.6 million for the three months ended March 31, 2003 compared to a corresponding prior-year period income tax provision of $0.2 million.  The income tax provisions for both periods related to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately 130.1% for the three months ended March 31, 2003 as compared to (5.7)% for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit agreement, as discussed below, which matures May 30, 2006, and by internally generated funds from cash flows from operations. Funds availability under the revolving credit agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  General economic conditions, the current weakness in demand for the Company’s systems solutions products offered by USS and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity.

The Company’s cash and cash equivalents totaled $44.0 million at March 31, 2003, compared with $31.6 million at December 31, 2002. Working capital increased $1.7 million during the three months ended March 31, 2003 to a working-capital deficit of $7.2 million compared to a working-capital deficit of $8.9 million at December 31, 2002.  The change in working capital included a current liability increase of $12.2 million from increased deferred revenue and an accounts receivable decrease of $6.4 million and an inventory increase of $5.1 million.

During the three months ended March 31, 2003, the Company relied primarily on cash flows generated from operating activities and short-term borrowings under its revolving credit agreement to fund operations. At March 31, 2003, the Company had available $39.5 million of borrowing capacity under the Revolver, of which the Company can draw $21.6 million.

Operating activities provided $16.8 million and $8.1 million of cash in the three months ended March 31, 2003 and 2002, respectively, an increase of  $8.7 million.  Although net income from continuing operations increased $11.1 million, $10.0 million of this improvement resulted from lower depreciation and amortization and other non-cash transactions.  In addition, cash generated by changes in working capital assets and liabilities was $8.4 million more than in the prior-year period.

Investing activities used net cash of $1.4 million and $1.9 million in the three months ended March 31, 2003 and 2002, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $2.8 million and $22.9 million of net cash in the three months ended March 31, 2003 and 2002, respectively. The $20.1 million change related primarily to the reduction of the Company’s debt.

At March 31, 2003, the Company’s principal outstanding debt instruments consisted of (i) no balance outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $94.5 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

The Company continually reviews its various lines of business to assess their contribution to the Company’s business plan and from time to time considers the sale of certain assets in order to raise cash or reduce debt.  Accordingly, the Company from time to time has explored and may explore possible asset sales by seeking expressions of interest from potential bidders.  However, the Company has not entered into any binding agreements or agreements in principle to sell any assets and there can be no assurance that any such asset sales will occur or, if they occur, as to the timing or amount of proceeds that such asset sales may generate.

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  On November 27, 2002, the Company and Heller entered into an amendment to the Revolver that added pledged cash to the borrowing base.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash. At March 31, 2003, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $13.7 million.  The balance remaining under the Revolver that the Company can draw was $21.6 million at March 31, 2003.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.50% over prime or (2) 3.00% over LIBOR.  The interest-rate margins over prime and LIBOR may be increased by 0.25% increments when borrowing availability falls below (1) $12.5 million or decreased by 0.25% increments when borrowing capacity exceeds (1) $17.5 million, (2) $22.5 million, and (3) $27.5 million (total rate decrease of 0.75%).  At March 31, 2003, the Company’s weighted average rate on the Revolver was 5.75%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing-base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at March 31, 2003 of $15.8 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver and cash pledged under the terms of the Revolver.  The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability.  At March 31, 2003, the Company was in compliance with all covenants under the Revolver.  On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed-charge coverage ratio covenant during quarters 1, 2 and 3 of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the three months ended March 31, 2003, the Company repurchased Senior Notes with a face amount of $3.4 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.0 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the three months ended March 31, 2003.

Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of the Senior Note is contesting this payment.  See discussion under Legal Proceedings.

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair-value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the three months ended March 31, 2003, accretion of the related discount and accrued but unpaid dividends totaled $0.4 million, increasing the carrying amount to $15.3 million. As of March 31, 2003, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $178.25 per share.

Preferred Stock – Series B. For the three months ended March 31, 2003, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $0.5 million, increasing the carrying amount to $8.8 million.  As of March 31, 2003, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $248.80 per share.

Inflation has not had a material effect on the operating results of the Company.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at March 31, 2003:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$198.3	$—	$—	$—	198.3
Capital leases	2.1	1.0	1.1	—	—
Operating leases (non-cancelable)	21.2	7.3	7.1	5.0	1.8
Total Contractual	221.6	8.3	8.2	5.0	200.1

Unused lines of credit	21.6	$21.6	$—	$—	$—
Standby letters of credit	13.7	13.7	—	—	—
Total Commercial	$35.3	$35.3	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on January 1, 2003 with no impact to its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted the provisions of SFAS No. 144, without effect, on January 1, 2002.  Under the provision of SFAS No. 144, the Company has reported the disposition of the sale of its wholly-owned subsidiary, BancTec Japan, as a discontinued operation (See Note 2 – Discontinued Operations).

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”.  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions SFAS 145 regarding early extinguishment of debt during the second quarter of 2002 and such gains are recorded in the Statement of Income under Sundry, net.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company adopted SFAS No. 146 on January 1, 2003 with no impact to the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”  This statement provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company implemented SFAS No. 148 on January 1, 2003, regarding disclosure requirements for condensed financial statements for interim periods.  The Company has not yet determined whether it will voluntarily change to the fair-value based method of accounting for stock-based employee compensation

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued after December 31, 2002.  However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. The Company has adopted FIN 45 with no impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable-interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable-interest entities created after January 31, 2003 and to existing variable-interest entities in the periods beginning after June 15, 2003.  Based on preliminary evaluation, Fin 46 is not anticipated to have a material effect on the Company’s results of operations or financial position.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which must be applied to all revenue arrangements entered into no later than June 30, 2003. However, the EITF is continuing discussion of the applicability of this Issue to arrangements having one or more elements within the scope of higher level accounting literature, including SOP 81-1. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. If EITF 00-21 were applicable to all of the Company’s contracts, the Company would be required to apply its segmentation criteria, which are different from those contained in existing contract accounting literature. Such application could result in more segmentation of multiple-element IT services arrangements into separate accounting units. The appropriate accounting literature for revenue recognition would then be applied to each unit. Assuming the segmentation criteria are met, the accounting for system design and development elements of multiple-element IT service contracts similar to those the Company typically enters into could use the percentage-of-completion method of revenue recognition. The accounting for this element, which usually occurs in the early stages of these contracts, might not change as a result of the EITF. Revenue recognition for the segmented processing elements would likely occur on an as-billed or straight-line basis. The Company cannot determine the ultimate impact of EITF 00-21 on its business until the EITF resolves uncertainties regarding its scope.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.50% over prime or (ii) 3.00% over LIBOR. Although no actual balances were outstanding under the Revolver at March 31, 2003, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period.

ITEM 4. CONTROLS AND PROCEDURES.

During the audit of the Company’s 2000 financial statements, the Company’s certifying accountant, Deloitte & Touche LLP (D&T) noted what D&T considered to be material weaknesses in internal control design and in the operation of internal controls.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001 for additional information regarding this item and the subsequent change in the Company’s independent accountant.  The Company’s current independent accountant, KPMG, LLP (KPMG), also informally noted certain internal control weaknesses as a result of the 2001 audit, some of which are the same weaknesses as noted by D&T in their report.

The Company has addressed certain of the individual internal control weaknesses noted by D&T and KPMG, but correction of some control factors has yet to be completed.  Steps that have been implemented to address internal control weaknesses include policies covering loss contracts, inventory reserves, allowance for doubtful accounts, revenue recognition, and project costing.  In addition, as a result of Exchange Act Rule 13a-14, the Company has begun to put in place procedures addressing the adequacy of disclosure controls, including obtaining certifications from each member of management involved in the preparation and review of this Form 10-Q.  The Company is continuing its efforts to correct the internal control weaknesses noted by D&T and KPMG, as well as document the system of internal controls.  Although the Company believes that it has implemented adequate controls and procedures for the preparation of this report, the adequacy of the actions taken by the Company to correct certain of the previously identified weaknesses will not be fully known until the completion of documentation of the Company’s system of internal controls.

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

BANCTEC, INC.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

A lawsuit captioned Cerberus International, Ltd., et al. vs. BancTec, Inc., et al. (Case No. 03600287) was filed on January 28, 2003 in the Supreme Court of the State of New York for the County of New York naming as defendants the Company and certain of its affiliates.  The complaint alleges that the Company improperly made a payment to the holder of the Sponsor Note.  The complaint seeks damages of not less than $89 million as a result of the alleged improper payment and the imposition of a constructive trust on monies paid by the Company to the holder of the Sponsor Note.  The Company’s $90 million payment to the holder of the Sponsor Note was disclosed in the Company’s Current Report on Form 8-K dated November 27, 2002.  This action is in its earliest stages.  The Company believes that the allegations are without merit and intends to defend against them vigorously.

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

The Company is a party to various other legal proceedings.  None of those current proceedings is expected to have an outcome that is material to the financial condition or operations of the Company.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

10.1 – Fifth Amendment to Loan and Security Agreement, dated as of May 7, 2003, between Heller Financial, Inc. and BancTec, Inc.*

99.1 – Certification of Chief Executive Officer pursuant to 18 USC 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 – Certification of Chief Financial Officer pursuant to 18 USC 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(b)         Reports on Form 8-K:

Current report on Form 8-K/A filed on February 10, 2003, filed for the purpose of including pro-forma financial information regarding the sale of the Company's wholly owned subsidiary, BancTec Japan (“BTJ”), disclosed in the Current Report on Form 8-K filed November 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

	By	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and Chief
Financial Officer

Dated: May 14, 2003

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

Date: May 14, 2003	/s/ Craig D. Crisman
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

Date: May 14, 2003	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President and Chief Financial Officer