Form 10-Q
period 2003-06-30
BANCTEC INC
filed 2003-08-14
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at August 12, 2003

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $27,979 and $88 at June 30, 2003 and December 31, 2002	$52,977	$31,595
Accounts receivable, less allowance for doubtful accounts of $1,734 and $2,216 at June 30, 2003 and December 31, 2002	51,867	60,891
Inventories, net	27,219	25,528
Prepaid expenses	6,975	5,177
Other current assets	206	334

Total current assets	139,244	123,525

PROPERTY, PLANT AND EQUIPMENT, net	51,739	54,782

OTHER ASSETS:
Goodwill	41,476	41,476
Other assets	10,830	11,612

Total other assets	52,306	53,088
TOTAL ASSETS	$243,289	$231,395

CURRENT LIABILITIES:
Current obligations under capital leases	$1,071	$—
Trade accounts payable	12,702	12,891
Other accrued expenses and liabilities	43,493	46,883
Deferred revenue	27,971	24,107
Maintenance contract deposits	54,935	47,685
Income taxes	3,430	836
Total current liabilities	143,602	132,402

OTHER LIABILITIES:
Long-term debt, less current maturities	197,823	201,723
Non-current maintenance contract deposits	28,159	25,933
Other liabilities	11,455	9,881
Total other liabilities	237,437	237,537

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK-Series A	15,694	14,856

STOCKHOLDERS’ DEFICIT:
Cumulative convertible preferred stock - authorized, 1,000,000 shares of $0.01 par value at June 30, 2003 and December 31, 2002
Series B preferred stock - issued and outstanding, 35,520 shares at June 30, 2003 and December 31, 2002	9,388	8,324
Common stock authorized, 22,000,000 shares of $0.01 par value at June 30, 2003 and 32,000,000 shares at December 31, 2002:
Common stock-issued and outstanding 17,003,838 shares at June 30, 2003 and December 31, 2002	170	170
Class A common stock-issued and outstanding 1,181,946 shares at June 30, 2003 and December 31, 2002	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	129,133	131,035
Accumulated deficit	(286,689)	(286,846)
Accumulated other comprehensive loss	(9,184)	(9,821)
Total stockholders’ deficit	(153,444)	(153,400)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$243,289	$231,395

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)	(In thousands)	(In thousands)
REVENUE
Equipment and software	$38,239	$33,735	$72,998	$68,920
Maintenance and other services	58,804	61,839	114,797	123,935
	97,043	95,574	187,795	192,855
COST OF SALES
Equipment and software	25,497	28,564	48,715	55,371
Maintenance and other services	46,663	46,130	91,709	93,634
	72,160	74,694	140,424	149,005
Gross profit	24,883	20,880	47,371	43,850

OPERATING EXPENSES
Product development	3,675	3,869	7,392	7,172
Selling, general and administrative	15,448	13,247	30,172	28,663
	19,123	17,116	37,564	35,835
Income from operations	5,760	3,764	9,807	8,015

OTHER INCOME (EXPENSE):
Interest income	352	52	409	84
Interest expense	(4,846)	(7,634)	(9,668)	(15,226)
Sundry, net	195	4,452	1,398	4,002
	(4,299)	(3,130)	(7,861)	(11,140)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,461	634	1,946	(3,125)
INCOME TAX EXPENSE	1,158	559	1,789	773
INCOME (LOSS) FROM CONTINUING OPERATIONS	303	75	157	(3,898)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE	—	880	—	1,851
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	303	955	157	(2,047)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	(6,960)

NET INCOME (LOSS)	303	955	157	(9,007)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(975)	(829)	(1,902)	(1,619)

NET LOSS APPLICABLE TO COMMON STOCK	$(672)	$126	$(1,745)	$(10,626)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$157	$(9,007)
Income from discontinued operations	—	1,851
Income (loss) from continuing operations	157	(10,858)
Adjustments to reconcile to cash flows provided by operations:
Cumulative effect of accounting change	—	6,960
Depreciation and amortization	10,238	12,486
Provision for doubtful accounts	(449)	(1,416)
Loss on disposition of property, plant and equipment	299	478
Gain on extinguishment of long-term debt	(1,129)	(2,842)
Other non-cash items	157	238
Changes in operating assets and liabilities
Decrease in accounts receivable	9,473	19,366
(Increase) decrease in inventories	(3,721)	4,433
Increase in other assets	(421)	(570)
Increase (decrease) in trade accounts payable	(189)	(2,512)
Increase (decrease) in deferred revenue & maintenance contracts deposits	11,114	(3,732)
Increase (decrease) in other accrued expenses and liabilities	2,234	(2,248)
Cash flows provided by continuing operations	27,763	19,783
Cash flows provided by discontinued operations	—	3,100
Cash flows provided by operating activities	27,763	22,883

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,255)	(3,564)
Cash flows used in continuing operations	(3,255)	(3,564)
Cash flows used in discontinued operations	—	(483)
Cash flows used in investing activities	(3,255)	(4,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(599)	—
Payments on long-term borrowing	(2,752)	(1,783)
Payments on short-term borrowings, net	—	(17,040)
Debt issuance costs	(95)	(120)
Cash flows used in continuing operations	(3,446)	(18,943)
Cash flows used in discontinued operations	—	(3,798)
Cash flows used in financing activities	(3,446)	(22,741)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	320	1,895
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,382	(2,010)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	31,595	22,384

CASH AND CASH EQUIVALENTS—END OF PERIOD	$52,977	$20,374

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid (refunded) during the period for:
Interest	$10,791	$14,050
Taxes	$(844)	$2,459

Supplemental schedule of noncash investing and financing transactions:
A capital lease obligation of $2,094 was incurred when the Company entered into a lease for new computer hardware (See Note 7).

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             NATURE OF BUSINESS AND BASIS OF PRESENTATION

BancTec, Inc. is a worldwide systems integration and services company with a 30-year history in imaging technology, financial transaction processing and workflow productivity improvement.  Serving a variety of industries, including banking, financial services, insurance, healthcare, governmental agencies and others, the Company offers a portfolio of payment and document processing systems and services, workflow and image management software products, and computer and network support services.

The accompanying unaudited condensed consolidated balance sheet June 30, 2003, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 2003 and 2002, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.  As disclosed in the notes to that report, the condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 2002 have been restated. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments or similar instruments with original maturities in excess of three months and are valued at cost, which approximates market. Restricted cash at June 30, 2003 of $ 28.0 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver and cash pledged under the terms of the Revolver.

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. The Company revised its standard costs for manufacturing inventory to effectively eliminate the purchasing burden component as of October 1, 2002. At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

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

Maintenance contracts are primarily one year in duration and the revenue generated is recognized ratably over the term of the contract or as service calls are performed.

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

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances either ratably over the contract term, or as services are performed on a “per call” basis.  The current and non-current portions of these advances are shown as Deferred Revenue or Maintenance Contract Deposits on the Consolidated Balance Sheets.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return with BancTec Intermediate Holding as the parent company. The Company’s foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

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

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the Plan), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.   Effective March 19, 2003, all options outstanding under the 2000 Stock Plan were cancelled pursuant to an offer to exchange outstanding options dated February 14, 2003.  The offer provides that new options will be granted not less than six months and one day following the closing of the exchange offer.  The new options will be granted at the fair market value of the common stock on the date the date of grant.  Because of unanticipated accounting consequences, the Company has cancelled plans to issue the new options and intends to offer an opportunity to rescind the exchange offer to all current employees of the Company who surrendered options in the exchange offer.  It is expected that employees who rescind will receive options that are substantially identical to those they surrendered with respect to the number of subject shares, exercise price, and vesting schedule.

Incentive Options. During the year ended December 31, 2000, 1,303,460 incentive options were granted by the Company. During 2001, 2002 and 2003, no additional incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.  As described above, these options were cancelled on March 19, 2003.

Non-qualified stock options. During the year ended December 31, 2000, 377,040 non-qualified stock options were granted by the Company. During 2001, 2002 and 2003, no additional non-qualified options were granted.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. A portion of the non-qualified options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.  As described above, these options were cancelled on March 19, 2003.

Restricted stock awards. The amount, if any, to be paid by the award recipient to acquire the shares of stock pursuant to a restricted stock-award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock awards are subject to vesting provisions determined by the Company’s Board of Directors. At June 30, 2003, no restricted stock-awards had been granted.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding–December 31, 2001	632,240	31,760	9.25
Forfeited	(135,000)	—	9.25
Options outstanding–December 31, 2002	497,240	31,760	9.25
Forfeited	—	—	9.25
Cancelled	(497,240)	(31,760)	9.25
Options outstanding–June 30, 2003	—	—	—

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than market price on the measurement date.  There were no stock options granted in 2002 or 2003.

The following table illustrates the effect on net income had compensation for the Company’s stock option plans been determined consistent with SFAS No. 123:

	Three Months Ended March 31,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income (loss) as reported	$303	$955	$157	$(9,007)
Total stock-based employee compensation benefit (expense) determined under fair-value-based method for all rewards, net of tax	—	330	—	660
Pro-Forma net income (loss)	$303	$625	$157	$(9,667)

3.                                      DISCONTINUED OPERATIONS

On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”), to JAFCO MBO Co., Ltd. (“JAFCO”) pursuant to a Stock Purchase Agreement dated as of November 27, 2002, between the Company and JAFCO.  The sale involved two separate transactions: (1) the purchase by JAFCO of 100% of the outstanding shares of BTJ for 6.5 billion yen, and (2) a one-time, up-front payment by BTJ to the Company of 4.0 billion yen under certain distribution and licensing agreements.  Under such agreements, BTJ will continue to operate under the name “BancTec Japan”.  After foreign currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds.  For financial statement purposes, the Company treated the sale as a discontinued operation under SFAS No. 144, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30.  BTJ’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes.  Revenue from the discontinued operations of BTJ for the three months and six months ended June 30, 2002 was $17.6 million and $36.5 million, respectively.  Pretax income from the discontinued operations of BTJ for the three months and six months ended June 30, 2002 was $1.4 million and $3.2 million, respectively.   The assets related to BTJ were previously classified in the International segment.

4.             INVENTORIES

Inventory consists of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Raw materials	$5,481	$5,374
Work-in-progress	11,583	9,995
Finished goods	10,155	10,159
	$27,219	$25,528

5.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	59,200	58,339
Systems and software	66,868	64,604
Machinery and equipment	52,641	50,053
Furniture, fixtures and other	24,116	22,953
Buildings	29,028	29,006
	234,713	227,815
Accumulated depreciation and amortization	182,974	173,033
Property, plant and equipment, net	$51,739	$54,782

6.             OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Salaries, wages and other compensation	$15,079	$12,169
Accrued taxes, other than income taxes	5,387	8,794
Advances from customers	1,770	586
Accrued interest payable	3,214	4,951
Accrued invoices and costs	2,084	2,395
Accrued contract completion costs	3,132	4,590
Other	12,827	13,398
	$43,493	$46,883

7.             DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
7.5% Senior Notes, due 2008	$93,975	$97,875
Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
	197,823	201,723
Less: Current portion	—	—
	$197,823	$201,723

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.   Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  On November 27, 2002, the Company and Heller entered into an amendment to the Revolver that added pledged cash to the borrowing base.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash. At June 30, 2003, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $26.8 million.  The balance remaining under the Revolver that the Company can draw was $13.1 million at June 30, 2003.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.50% over prime or (2) 3.00% over LIBOR.  The interest-rate margins over prime and LIBOR may be increased by 0.25% increments when borrowing availability falls below (1) $12.5 million or decreased by 0.25% increments when borrowing capacity exceeds (1) $17.5 million, (2) $22.5 million, and (3) $27.5 million (total rate decrease of 0.75%).  At June 30, 2003, the Company’s weighted average rate on the Revolver was 5.00%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing-base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at June 30, 2003 of $28.0 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver and cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability. At June 30, 2003, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the first six months of 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim periods ended June 30, 2003.  The estimated fair value of the Senior Notes as of June 30, 2003, is approximately $60.5 million based on an average value of recently completed market trades, resulting in a yield-to-maturity of approximately 19%.  The number of actual trades is limited; therefore the result may vary if a widely-traded market environment existed.

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of the Senior Notes is contesting this payment.  See discussion under Legal Proceedings.  The estimated fair-value of the Sponsor Note and deferred interest and fees as of June 30, 2003, is approximately $60.2 million assuming a yield-to-maturity of 24%.

The Company had no outstanding balances on foreign credit agreements at June 30, 2003.

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

Components of the Company’s goodwill include amounts that are foreign-currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142. The following is a summary of changes in the carrying amount of goodwill by segment for the six months ended June 30, 2003:

	US Solutions	Computer & Network Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2002	$41,236	$—	$240	$—	$41,476
Goodwill impairment	—	—	—	—	—
Balance at June 30, 2003	$41,236	$—	$240	$—	$41,476

	US Solutions	Computer & Network Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2001	$40,211	$—	$2,229	$5, 841	$48,281
Allocation of previously unallocated goodwill	1,025	—	4,816	(5,841)	—
Goodwill impairment	—	—	(6,960)	—	(6,960)
Changes due to foreign currency translation	—	—	155	—	155
Balance at June 30, 2002	$41,236	$—	$240	$—	$41,476

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

Changes to the Company’s warranty liability during the six months ended June 30, 2003 are summarized as follows:

(In thousands)
Balance at December 31, 2002	$139
Warranties issued	75
Claims paid/settlements	(174)
Changes in liability for pre-existing warranties	—
Balance at June 30, 2003	$40

10.          COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net income (loss)	$303	$955	$(146)	$(9,007)
Foreign currency translation adjustments	740	2,149	637	2,453
Total comprehensive income (loss)	$1,043	$3,104	$491	$(6,554)

11.          BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas  (U.S. Solutions (“USS”) and International Solutions (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offers similar products as USS and consists primarily of operations throughout the world excluding the United States.

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the three months ended June 30, 2003

Revenue from external customers	$38,591	$32,947	$25,505	$—	$97,043
Intersegment revenues	562	—	1,868	(2,430)	—
Segment gross profits	8,613	6,895	9,110	265	24,883
Segment operating income (loss)	2,378	4,644	2,010	(3,272)	5,760

For the three months ended June 30, 2002

Revenue from external customers	$36,679	$35,928	$22,967	$—	$95,574
Intersegment revenues	544	—	2,971	(3,515)	—
Segment gross profits	5,087	8,828	6,206	759	20,880
Segment operating income (loss)	(3,367)	7,188	721	(778)	3,764

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the six months ended June 30, 2003

Revenue from external customers	$70,614	$63,767	$53,414	$—	$187,795
Intersegment revenues	1,106	—	3,070	(4,176)	—
Segment gross profits	15,697	12,862	18,537	275	47,371
Segment operating income (loss)	2,625	8,477	4,361	(5,656)	9,807
Segment identifiable assets	100,006	28,518	53,644	61,121	243,289
Capital appropriations	1,349	587	2,761	2,463	7,160

For the six months ended June 30, 2002

Revenue from external customers	$75,478	$72,167	$45,210	$—	$192,855
Intersegment revenues	1,037	—	7,935	(8,972)	—
Segment gross profits	13,499	16,454	13,566	331	43,850
Segment operating income (loss)	(2,828)	10,976	2,730	(2,863)	8,015
Segment identifiable assets	108,883	33,317	53,334	41,410	236,944
Capital appropriations	1,989	588	768	219	3,564

12.          PREFERRED STOCK

MANDATORY REDEEMABLE PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair-value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the six months ended June 30, 2003, accretion of the related discount and accrued but unpaid dividends totaled $0.8 million, increasing the carrying amount to $15.7 million. As of June 30, 2003, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $181.36 per share.  Beginning with the quarter ended March 31, 2004, the mandatory redeemable preferred stock issued by the Company will be reclassified to the liability section of the balance sheet as required by SFAS 150 and will initially be measured at fair value.

SERIES B PREFERRED STOCK

For the six months ended June 30, 2003, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.1 million, increasing the carrying amount to $9.4 million.  As of June 30, 2003, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $264.30 per share.

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which must be applied to all revenue arrangements entered into no later than June 30, 2003. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The appropriate accounting literature for revenue recognition would then be applied to each unit.  The Company is currently evaluating the impact of adoption of EITF 00-21, and does not believe that it will have a material impact on the financial statements.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity.  For mandatorily redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003.  The mandatory redeemable preferred stock issued by the Company will be reclassified to the liability section of the balance sheet as required by SFAS 150 during the quarter ended March 31, 2004.  It is not anticipated that the adoption of this statement, however, will have a material effect on our results of operations.

14.  SUBSEQUENT EVENTS

None

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

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the six months ended June 30, 2003.  These factors include: general economic conditions and reduced corporate customer technology spending, ongoing competitive pressures, and a highly leveraged financial position.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2003 and Three Months Ended June 30, 2002

Consolidated revenue of $97.0 million for the three months ended June 30, 2003 increased by $1.4 million or 1.5% from the comparable prior-year period. Increases in USS of $1.9 million resulted primarily from strengthening demand for the Company’s system integration services, partially offset by declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  Increases in INTL of $2.5 million are the result of increases in some areas of Europe and the UK in maintenance revenue as well as the introduction in the UK of document processing services.  These increases were somewhat offset by continued economic weakness in some areas of Europe.  In addition, the impact of the weakening dollar on the conversion of revenue stated in foreign currencies accounted for some of the increase.  A decrease in CNS of $3.0 million resulted from pricing decreases resulting from competitive pressure, as well as decreased volume under certain maintenance programs.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include corporate-customer spending for large systems-solutions, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $24.9 million increased by $4.0 million or 19.1% from the comparable prior-year period. Increases in USS of $3.5 million and in INTL of $2.9 million were partially offset by a decrease in CNS of $1.9 million.  A portion of the gross profit increase in USS and INTL resulted from increased revenues while a portion resulted from an increase in the gross profit percentage.  The USS percentage increased from 13.9% to 22.3% while the INTL percentage increased from 27.0% to 35.7% mainly resulting from the Company’s cost-containment efforts.  CNS’ gross profit decrease resulted primarily from decreased revenues as well as margin pressure caused by increased competition.  The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost-containment efforts, allowed for cost reductions to strengthen the Company’s margins.

Operating expenses of $19.1 million increased $2.0 million compared to the prior-year period. Operating expenses, by component, changed as follows: Product-development expenses decreased by $0.2 million or 5.1% primarily due to the use of outsourced product-development services. Selling, general, and administrative expenses increased by $2.2 million or 16.7% due to increased SG&A depreciation expense and the impact of the weakening dollar on the conversion of expenses stated in foreign currencies.

Interest expense for the three months ended June 30, 2003 decreased to $4.8 million from $7.6 million in the comparable prior-year period. The decrease was due mainly to the payment of $90.0 million on the Sponsor Note in December 2002, the repurchase of a portion of the Senior Notes, and declining interest rates.

Sundry items resulted in a net income of $0.2 million during the three months ended June 30, 2003 as compared to a net income of $4.5 million during the comparable prior-year period.  This decrease is primarily due to a gain of approximately $0.1 million from the Company’s repurchase of Senior Notes and foreign-exchange gains of $0.1 million during the current-year period, compared to a gain from the repurchase of Senior Notes of $2.8 million and foreign-exchange gains of $1.6 million in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $1.2 million for the three months ended June 30, 2003 compared to a corresponding prior-year period income tax provision of $0.6 million.  The income tax provisions for both periods related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately 79.3% for the three months ended June 30, 2003 as compared to 88.2% for the corresponding prior-year period.

Comparison of Six Months Ended June 30, 2003 and Six Months Ended June 30, 2002

Consolidated revenue of $187.8 million for the six months ended June 30, 2003 decreased by $5.1 million or 2.6% from the comparable prior-year period. Decreases in USS of $4.9 million resulted primarily from the overall weakness in hardware sales during the first quarter of 2003.  In addition, USS experienced declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  Increases in INTL of $8.2 million are a result of strengthening demand in Europe and the UK for the Company’s software products, increases in maintenance revenue, and the introduction in the UK of document processing services during 2003.  A decrease in CNS of $8.4 million resulted from pricing decreases resulting from competitive pressure, as well as decreased volume under certain maintenance programs.  Factors that most impact future revenue include corporate-customer spending for large systems-solutions, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $47.4 million increased by $3.5 million or 8.0% from the comparable prior-year period. Increases in USS of $2.2 million and in INTL of $5.0 million were partially offset by decreases in CNS of $3.6 million.  Although decreased revenues impacted USS gross profit, the gross profit percentage increased from 17.9% to 22.2% resulting from the Company’s cost-containment efforts. CNS’ gross profit decrease resulted primarily from decreased revenues as well as margin pressure caused by increased competition.  The INTL increase resulted primarily from increased revenues and an increase in gross profit percentage resulting from cost-containment efforts.  The Company is in the process of transitioning its product offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost-containment efforts, allowed for cost reductions to help offset revenue declines.

Operating expenses of $37.6 million increased $1.8 million compared to the prior-year period. Operating expenses, by component, changed as follows: Product-development expenses increased by $0.2million or 2.8% primarily due to concentration on developing targeted new applications for the Company’s product lines and the selective expansion of existing products. Selling, general, and administrative expenses decreased by $1.5 million or 5.2% due to the Company’s ongoing cost-containment efforts.

Interest expense for the six months ended June 30, 2003 decreased to $9.7 million from $15.2 million in the comparable prior-year period. The decrease was due mainly to the payment of $90.0 million on the Sponsor Note in December 2002, the repurchase of a portion of the Senior Notes, and declining interest rates.

Sundry items resulted in a net income of $1.4 million during the six months ended June 30, 2003 as compared to a net income of $4.0 million during the comparable prior-year period.  This decrease is primarily due to a gain of approximately $1.1 million from the Company’s repurchase of Senior Notes and foreign-exchange gains of $0.3 million during the current-year period, compared to a gain on the repurchase of Senior Notes of $2.8 million and foreign-exchange gains of $1.1 million in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $1.8 million for the six months ended June 30, 2003 compared to a corresponding prior-year period income tax provision of $0.8 million.  The income tax provisions for both periods related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately 91.9% for the six months ended June 30, 2003 as compared to (24.7)% for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit agreement, as discussed below, which matures May 30, 2006, and by internally generated funds from cash flows from operations. Funds availability under the revolving credit agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  General economic conditions, the current weakness in demand for the Company’s systems solutions products offered by USS and the requirement to obtain performance bonds or similar instruments could have an impact on the Company’s future liquidity.

The Company’s cash and cash equivalents totaled $53.0 million at June 30, 2003, compared with $31.6 million at December 31, 2002. Working capital increased $4.8 million during the six months ended June 30, 2003 to a working-capital deficit of $4.1 million compared to a working-capital deficit of $8.9 million at December 31, 2002.  The change in working capital included a current liability increase of $13.4 million from increased deferred revenue and accrued expenses, an accounts receivable decrease of $9.5 million and an inventory increase of $3.7 million.

During the six months ended June 30, 2003, the Company relied primarily on cash flows generated from operating activities and short-term borrowings under its revolving credit agreement to fund operations. At June 30, 2003, the Company had available $39.9 million of borrowing capacity under the Revolver, of which the Company can draw $13.1 million.

Operating activities provided $27.8 million and $22.9 million of cash in the six months ended June 30, 2003 and 2002, respectively, an increase of  $4.9 million.  Although net income from continuing operations increased $11.1 million, $6.8 million of this improvement resulted from lower depreciation and amortization and other non-cash transactions.  In addition, cash generated by changes in working capital assets and liabilities was $3.8 million more than in the prior-year period.

Investing activities used net cash of $3.3 million and $4.0 million in the six months ended June 30, 2003 and 2002, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $3.4 million and $22.7 million of net cash in the six months ended June 30, 2003 and 2002, respectively. The $19.3 million change related primarily to the reduction of the Company’s debt.

At June 30, 2003, the Company’s principal outstanding debt instruments consisted of (i) no balance outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $94.5 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  On November 27, 2002, the Company and Heller entered into an amendment to the Revolver that added pledged cash to the borrowing base.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash. At June 30, 2003, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $26.8 million.  The balance remaining under the Revolver that the Company can draw was $13.1 million at June 30, 2003.  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.50% over prime or (2) 3.00% over LIBOR.  The interest-rate margins over prime and LIBOR may be increased by 0.25% increments when borrowing availability falls below (1) $12.5 million or decreased by 0.25% increments when borrowing capacity exceeds (1) $17.5 million, (2) $22.5 million, and (3) $27.5 million (total rate decrease of 0.75%).  At June 30, 2003, the Company’s weighted average rate on the Revolver was 5.00%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing-base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at June 30, 2003 of $28.0 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver and cash pledged under the terms of the Revolver.  The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability.  At June 30, 2003, the Company was in compliance with all covenants under the Revolver.  On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed-charge coverage ratio covenant during quarters 1, 2 and 3 of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the six months ended June 30, 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the six months ended June 30, 2003.

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of the Senior Note is contesting this payment.  See discussion under Legal Proceedings.

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair-value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the six months ended

June 30, 2003, accretion of the related discount and accrued but unpaid dividends totaled $0.8 million, increasing the carrying amount to $15.7 million. As of June 30, 2003, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $181.36 per share.

Preferred Stock – Series B. For the six months ended June 30, 2003, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.1 million, increasing the carrying amount to $9.4 million.  As of June 30, 2003, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $264.30 per share.

Inflation has not had a material effect on the operating results of the Company.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at June 30, 2003:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
(In Millions)
Long-term debt	$197.8	$—	$—	$94.0	$103.8
Capital leases	1.8	1.0	0.8	—	—
Operating leases (non-cancelable)	19.5	6.4	6.9	5.0	1.2
Total Contractual	219.1	7.4	7.7	99.0	105.0

Unused lines of credit	$13.1	$13.1	$—	$—	$—
Standby letters of credit	26.8	26.8	—	—	—
Total Commercial	$39.9	$39.9	$—	$—	$—

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which must be applied to all revenue arrangements entered into no later than June 30, 2003. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The appropriate accounting literature for revenue recognition would then be applied to each unit.  The Company is currently evaluating the impact of adoption of EITF 00-21, and does not believe that it will have a material impact on the financial statements.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity.  For mandatorily redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003.  The mandatory redeemable preferred stock issued by the Company will be reclassified to the liability section of the balance sheet as required by SFAS 150 during the quarter ended March 31, 2004.  It is not anticipated that the adoption of this statement, however, will have a material effect on our results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.50% over prime or (ii) 3.00% over LIBOR. Although no actual balances were outstanding under the Revolver at June 30, 2003, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period.

ITEM 4. CONTROLS AND PROCEDURES.

During the audit of the Company’s 2000 financial statements, the Company’s certifying accountant, Deloitte & Touche LLP (D&T) noted what D&T considered to be material weaknesses in internal control design and in the operation of internal controls.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001 for additional information regarding this item and the subsequent change in the Company’s independent accountant.  The Company’s current independent accountant, KPMG, LLP (KPMG), also informally noted certain internal control weaknesses as a result of the 2001 and 2002 audit, some of which are the same weaknesses as noted by D&T in their report.

The Company has addressed the individual internal control weaknesses noted by D&T and KPMG.  Steps that have been implemented to address internal control weaknesses include policies covering loss contracts, inventory reserves, allowance for doubtful accounts, revenue recognition, and project costing.  In addition, as a result of Exchange Act Rule 13a-14, the Company has begun to put in place procedures addressing the adequacy of disclosure controls, including obtaining certifications from each member of management involved in the preparation and review of this Form 10-Q.  The Company is continuing its efforts to evaluate and correct internal control weaknesses noted by D&T and KPMG, as well as document the system of internal controls.  Although the Company believes that it has implemented adequate controls and procedures for the preparation of this report, the adequacy of the actions taken by the Company to correct certain of the previously identified weaknesses will not be fully known until the completion of documentation of the Company’s system of internal controls.

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, continue to carry out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon the evaluation completed to date, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BANCTEC, INC.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

A lawsuit captioned Cerberus International, Ltd., et al. vs. BancTec, Inc., et al. (Case No. 03600287) was filed on January 28, 2003 in the Supreme Court of the State of New York for the County of New York naming as defendants the Company and certain of its affiliates.  The complaint alleges that the Company improperly made a payment to the holder of the Sponsor Note.  The complaint seeks damages of not less than $89 million as a result of the alleged improper payment and the imposition of a constructive trust on monies paid by the Company to the holder of the Sponsor Note.  The Company’s $90 million payment to the holder of the Sponsor Note was disclosed in the Company’s Current Report on Form 8-K dated November 27, 2002.  The Company and the plaintiff have each submitted a motion for summary judgment, on which the court has not yet ruled.  The Company believes that the allegations of the complaint are without merit and intends to defend against them vigorously.

If the lawsuit were to result in a determination that the payment to reduce the principal amount of the Sponsor Note was in contravention of the terms of the Sponsor Note, a position strongly opposed by the Company, under its terms, such payment shall be held in trust to be paid over to the holders of the Senior Notes, to the extent they remain unpaid.  Therefore, in the event of an unfavorable outcome in this litigation, there will be no adverse effect on the Company’s financial statements.

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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

31.1 – Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

31.2 – Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

32.1 – Certificate of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

32.2 – Certificate of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

(b)         Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/	Brian R. Stone
Brian R. Stone
Senior Vice President on behalf of the registrant and as Chief Financial Officer

Dated: August 14, 2003