Form 10-Q
period 2003-09-30
BANCTEC INC
filed 2003-11-14
CIK 318378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at November 12, 2003

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $26,939 and $88 at September 30, 2003 and December 31, 2002	$54,962	$31,595
Accounts receivable, less allowance for doubtful accounts of $1,703 and $2,216 at September 30, 2003 and December 31, 2002	50,671	60,891
Inventories, net	27,954	25,528
Prepaid expenses	6,208	5,177
Other current assets	139	334
Total current assets	139,934	123,525

PROPERTY, PLANT AND EQUIPMENT, net	49,003	54,782

OTHER ASSETS:
Goodwill	41,476	41,476
Other assets	10,611	11,612
Total other assets	52,087	53,088
TOTAL ASSETS	$241,024	$231,395

CURRENT LIABILITIES:
Current obligations under capital leases	$1,096	$—
Trade accounts payable	15,542	12,891
Other accrued expenses and liabilities	40,664	46,883
Deferred revenue	24,032	24,107
Maintenance contract deposits	50,952	47,685
Income taxes	3,540	836
Total current liabilities	135,826	132,402

OTHER LIABILITIES:
Long-term debt, less current maturities	197,823	201,723
Non-current maintenance contract deposits	29,679	25,933
Other noncurrent liabilities	11,097	9,881
Total other liabilities	238,599	237,537

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK-Series A	16,128	14,856

STOCKHOLDERS’ DEFICIT:
Cumulative convertible preferred stock - authorized, 1,000,000 shares of $0.01 par value at September 30, 2003 and December 31, 2002
Series B preferred stock - issued and outstanding, 35,520 shares at September 30, 2003 and December 31, 2002	9,979	8,324
Common stock authorized, 22,000,000 shares of $0.01 par value at September 30, 2003 and 32,000,000 shares at December 31, 2002:
Common stock-issued and outstanding 17,003,838 shares at September 30, 2003 and December 31, 2002	170	170
Class A common stock-issued and outstanding 1,181,946 shares at September 30, 2003 and December 31, 2002	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	128,108	131,035
Accumulated deficit	(282,472)	(286,846)
Accumulated other comprehensive loss	(9,052)	(9,821)
Total stockholders’ deficit	(149,529)	(153,400)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$241,024	$231,395

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)	(In thousands)	(In thousands)
REVENUE
Equipment and software	$37,260	$32,888	$110,258	$101,808
Maintenance and other services	60,143	60,770	174,940	184,705
	97,403	93,658	285,198	286,513
COST OF SALES
Equipment and software	23,795	22,641	72,510	78,012
Maintenance and other services	49,568	43,575	141,277	137,209
	73,363	66,216	213,787	215,221
Gross profit	24,040	27,442	71,411	71,292

OPERATING EXPENSES
Product development	3,027	4,150	10,419	11,322
Selling, general and administrative	11,281	14,573	41,453	43,236
	14,308	18,723	51,872	54,558
Income from operations	9,732	8,719	19,539	16,734

OTHER INCOME (EXPENSE):
Interest income	138	71	547	155
Interest expense	(4,945)	(7,390)	(14,613)	(22,616)
Sundry, net	173	516	1,571	4,518
	(4,634)	(6,803)	(12,495)	(17,943)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,098	1,916	7,044	(1,209)
INCOME TAX EXPENSE	881	971	2,670	1,744
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,217	945	4,374	(2,953)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE	—	556	—	2,407
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,217	1,501	4,374	(546)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	(6,960)
NET INCOME (LOSS)	4,217	1,501	4,374	(7,506)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(1,025)	(872)	(2,927)	(2,491)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$3,192	$629	$1,447	$(9,997)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,374	$(7,506)
Income from discontinued operations	—	2,407
Income (loss) from continuing operations	4,374	(9,913)
Adjustments to reconcile to cash flows provided by operations:
Cumulative effect of accounting change	—	6,960
Depreciation and amortization	14,348	18,152
Provision for doubtful accounts	(486)	(2,100)
Loss on disposition of property, plant and equipment	536	724
Gain on extinguishment of long-term debt	(1,129)	(3,387)
Other non-cash items	42	291
Changes in operating assets and liabilities
Decrease in accounts receivable	10,706	22,709
(Increase) decrease in inventories	(4,493)	6,601
(Increase) decrease in other assets	(483)	366
Increase (decrease) in trade accounts payable	2,651	(2,373)
Increase (decrease) in deferred revenue & maintenance contracts deposits	3,192	(1,492)
Increase (decrease) in other accrued expenses and liabilities	2,075	(7,657)
Cash flows provided by continuing operations	31,333	28,881
Cash flows provided by discontinued operations	—	2,513
Cash flows provided by operating activities	31,333	31,394

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,656)	(4,977)
Cash flows used in continuing operations	(4,656)	(4,977)
Cash flows used in discontinued operations	—	(396)
Cash flows used in investing activities	(4,656)	(5,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(858)	—
Payments on long-term borrowing	(2,752)	(2,238)
Payments on short-term borrowings, net	—	(15,240)
Debt issuance costs	(95)	(206)
Cash flows used in continuing operations	(3,705)	(17,684)
Cash flows used in discontinued operations	—	(3,798)
Cash flows used in financing activities	(3,705)	(21,482)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	395	1,683
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,367	6,222
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	31,595	22,384

CASH AND CASH EQUIVALENTS—END OF PERIOD	$54,962	$28,606

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid (refunded) during the period for:
Interest	$13,588	$19,065
Taxes	$(160)	$978

Supplemental schedule of noncash investing and financing transactions:
During 2003, capital lease obligation of $2,094 was incurred when the Company entered into a lease for new computer hardware (See Note 7).

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

The accompanying unaudited condensed consolidated balance sheet at September 30, 2003, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended September 30, 2003 and 2002, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.  As disclosed in the notes to that report, the condensed consolidated statements of operations and cash flows for the interim periods ended September 30, 2002 have been restated. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments or similar instruments with original maturities in excess of three months are valued at cost, which approximates market. Restricted cash at September 30, 2003 of $ 26.9 million represents lockbox cash receipts pledged under the terms of the Revolver.

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

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive income (loss). Transaction gains and losses are included in results of operations in “Sundry, net”.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB No. 25”), Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as specified in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”  Accordingly, the Company continues to account for stock-based compensation by the intrinsic-value method and discloses on a pro-forma basis the effect of the fair-value method.

2000 Stock Plan:

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the Plan), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.   Effective March 19, 2003, all options outstanding under the 2000 Stock Plan were cancelled pursuant to an offer to exchange outstanding options dated February 14, 2003.  The offer provided that new options were to be granted not less than six months and one day following the closing of the exchange offer.  The new options were to be granted at the fair market value of the common stock on the date the date of grant.  Because of unanticipated accounting consequences, the Company has cancelled plans to issue the new options, effective August 13, 2003, offered an election to rescind the exchange offer to all current employees of the Company who surrendered options in the exchange offer.   Employees who rescinded the exchange offer received replacement options that are identical to those they surrendered with respect to the number of subject shares, exercise price, and vesting schedule.

Incentive Options. During the year ended December 31, 2000, 1,303,460 incentive options were granted by the Company. During 2001, 2002 and 2003, no additional incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.    These options were part of the same offer to exchange and subsequent rescission of the offer to exchange described above.

Non-qualified stock options. During the year ended December 31, 2000, 377,040 non-qualified stock options were granted by the Company. During 2001, 2002 and 2003, no additional non-qualified options were granted.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. A portion of the non-qualified options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.  These options were part of the same offer to exchange and subsequent rescission of the offer to exchange described above.

Restricted stock awards. The amount, if any, to be paid by the award recipient to acquire the shares of stock pursuant to a restricted stock-award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock awards are subject to vesting provisions determined by the Company’s Board of Directors. At September 30, 2003, no restricted stock-awards had been granted.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding–December 31, 2001	632,240	31,760	9.25
Forfeited	(135,000)	—	9.25
Options outstanding–December 31, 2002	497,240	31,760	9.25
Forfeited	(33,500)	—	9.25
Cancelled	—	—	9.25
Options outstanding–September 30, 2003	463,740	31,760	9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or one month after the date the employee ceases to be employed by the Company pursuant to termination or one year after the date the employee ceases to be employed by the Company pursuant to death or disability.

At September 30, 2003, options to purchase 495,500 shares were outstanding, of which 235,363 were vested.  All options outstanding have an exercise price of $9.25.  No options have been exercised.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than market price on the measurement date.  There were no stock options granted in 2002 or 2003.

The following table illustrates the effect on net income had compensation for the Company’s stock option plans been determined consistent with SFAS No. 123:

	Three Months Ended March 31,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (loss) as reported	$4,217	$1,501	$4,374	$(7,506)
Total stock-based employee compensation benefit (expense) determined under fair-value-based method for all rewards, net of tax	4	330	12	990
Pro-Forma net income (loss)	$4,221	$1,831	$4,386	$(6,516)

3.                                      DISCONTINUED OPERATIONS

On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”), to JAFCO MBO Co., Ltd. (“JAFCO”) pursuant to a Stock Purchase Agreement dated as of November 27, 2002, between the Company and JAFCO.  The sale involved two separate transactions: (1) the purchase by JAFCO of 100% of the outstanding shares of BTJ for 6.5 billion yen, and (2) a one-time, up-front payment by BTJ to the Company of 4.0 billion yen under certain distribution and licensing agreements.  Under such agreements, BTJ will continue to operate under the name “BancTec Japan”.  After foreign currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds.  For financial statement purposes, the Company treated the sale as a discontinued operation under SFAS No. 144, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30.  BTJ’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes.  Revenue from the discontinued operations of BTJ for the three months and nine months ended September 30, 2002 was $15.2 million and $51.7 million, respectively.  Pretax income from the discontinued operations of BTJ for the three months and nine months ended September 30, 2002 was $1.0 million and $4.2 million, respectively.   The assets related to BTJ were previously classified in the International segment.

4.             INVENTORIES

Inventory consists of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Raw materials	$6,814	$5,374
Work-in-progress	11,033	9,995
Finished goods	10,107	10,159
	$27,954	$25,528

5.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	59,448	58,339
Systems and software	55,490	64,604
Machinery and equipment	19,610	50,053
Furniture, fixtures and other	22,270	22,953
Buildings	28,316	29,006
	187,994	227,815
Accumulated depreciation and amortization	138,991	173,033
Property, plant and equipment, net	$49,003	$54,782

6.             OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Salaries, wages and other compensation	$11,153	$12,169
Accrued taxes, other than income taxes	6,226	8,794
Advances from customers	1,448	586
Accrued interest payable	4,972	4,951
Accrued invoices and costs	2,070	2,395
Accrued contract completion costs	3,333	4,590
Other	11,462	13,398
	$40,664	$46,883

7.             DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
7.5% Senior Notes, due 2008	$93,975	$97,875
Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
	197,823	201,723
Less: Current portion	—	—
	$197,823	$201,723

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.   Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.   On November 27, 2002, the Company and Heller entered into an amendment to the Revolver that added pledged cash to the borrowing base.   Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At September 30, 2003, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $22.8 million.  The balance remaining under the Revolver that the Company can draw was $13.1 million at September 30, 2003 ($17.1 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.00% over prime or (2) 2.50% over LIBOR.  Under an amendment effective September 1, 2003, the interest-rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.75 to 1.0, (2) 1.5 to 1.0 and (3) 1.25 to 1.0 (total rate increase of 0.75%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (3) 2.0 to 1.0 and (4) 2.25 to 1.0 (total rate decrease of 0.5%).  The interest-rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At September 30, 2003, the Company’s weighted average rate on the Revolver was 5.0%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing-base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at September 30, 2003 of $26.9 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver and cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability. At September 30, 2003, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the first nine months of 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim periods ended September 30, 2003.  The estimated fair value of the Senior Notes as of September 30, 2003, is approximately $60.5 million based on an average value of the most recently completed market trades, resulting in a yield-to-maturity of approximately 20%.  The number of actual trades is limited; therefore the result may vary if a widely traded market environment existed.

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, Welsh, Carson, Anderson & Stowe (“WCAS’), elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of the Senior Notes is contesting this payment.  See discussion under Legal Proceedings.  The estimated fair-value of the Sponsor Note and deferred interest and fees as of September 30, 2003, is approximately $58.2 million assuming a yield-to-maturity of 25%.

The Company had no outstanding balances on foreign credit agreements at September 30, 2003.

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

Components of the Company’s goodwill include amounts that are foreign-currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142. The following is a summary of changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2003:

	US Solutions	Computer & Network Services	International	Unallocated	Total
	(In thousands)

Balance at December 31, 2002	$41,236	$—	$240	$—	$41,476
Goodwill impairment	—	—	—	—	—
Balance at September 30, 2003	$41,236	$—	$240	$—	$41,476

	US Solutions	Computer & Network Services	International	Unallocated	Total
	(In thousands)
Balance at December 31, 2001	$40,211	$—	$2,229	$5, 841	$48,281
Allocation of previously unallocated goodwill	1,025	—	4,816	(5,841)	—
Goodwill impairment	—	—	(6,960)	—	(6,960)
Changes due to foreign currency translation	—	—	155	—	155
Balance at September 30, 2002	$41,236	$—	$240	$—	$41,476

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying condensed consolidated balance sheet during the nine months ended September 30, 2003 are summarized as follows:

(In thousands)
Balance at December 31, 2002	$139
Warranties issued	75
Claims paid/settlements	(156)
Changes in liability for pre-existing warranties	—
Balance at September 30, 2003	$58

10.          COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net income (loss)	$4,217	$1,501	$4,374	$(7,506)
Foreign currency translation adjustments	132	(255)	769	2,198
Total comprehensive income (loss)	$4,349	$1,246	$5,143	$(5,308)

11.          BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas  (U.S. Solutions (“USS”) and International Solutions (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offers similar products as USS and consists primarily of operations throughout the world excluding the United States.

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the three months ended September 30, 2003

Revenue from external customers	$34,803	$34,889	$27,711	$—	$97,403
Intersegment revenue	568	—	1,965	(2,533)	—
Segment gross profits	8,815	5,126	10,380	(281)	24,040
Segment operating income (loss)	3,107	3,065	4,962	(1,402)	9,732

For the three months ended September 30, 2002

Revenue from external customers	$34,652	$35,495	$23,511	$—	$93,658
Intersegment revenue	559	—	3,570	(4,129)	—
Segment gross profits	9,716	10,281	6,738	707	27,442
Segment operating income (loss)	1,273	7,404	869	(827)	8,719

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the nine months ended September 30, 2003

Revenue from external customers	$105,417	$98,656	$81,125	$—	$285,198
Intersegment revenue	1,674	—	5,035	(6,709)	—
Segment gross profits	24,512	17,988	28,917	(6)	71,411
Segment operating income (loss)	5,732	11,542	9,323	(7,058)	19,539
Segment identifiable assets	94,821	27,824	54,025	64,354	241,024
Capital appropriations	1,820	1,082	3,138	2,522	8,562

For the nine months ended September 30, 2002

Revenue from external customers	$110,130	$107,662	$68,721	$—	$286,513
Intersegment revenue	1,596	—	11,505	(13,101)	—
Segment gross profits	23,215	26,735	20,304	1,038	71,292
Segment operating income (loss)	(1,555)	18,380	3,599	(3,690)	16,734
Segment identifiable assets	101,673	36,060	47,903	49,269	234,905
Capital appropriations	2,713	951	1,058	255	4,977

12.          PREFERRED STOCK

MANDATORY REDEEMABLE PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the nine months ended September 30, 2003, accretion of the related discount and accrued but unpaid dividends totaled $1.3 million, increasing the carrying amount to $16.1 million. As of September 30, 2003, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $184.56 per share.    Beginning with the quarter ended March 31, 2004, the mandatory redeemable preferred stock issued by the Company will be reclassified to the liability section of the balance sheet as required by SFAS 150 and will initially be measured at fair value.

SERIES B PREFERRED STOCK

For the nine months ended September 30, 2003, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.7 million, increasing the carrying amount to $10.0 million.  As of September 30, 2003, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $280.95 per share.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable-interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable-interest entities created after January 31, 2003 and to existing variable-interest entities in the periods beginning after June 15, 2003.  The Company has adopted FIN 46 with no effect on the Company’s results of operations or financial position.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which must be applied to all revenue arrangements entered into no later than June 30, 2003. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The appropriate accounting literature for revenue recognition would then be applied to each unit.  The Company has adopted the consensus reached in EITF 00-21 with no impact on the Company’s results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Factors Affecting the Company’s Business and Prospects set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenue; and other risks that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors Affecting the Company’s Business and Prospects” set forth in this report, and items described in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time.

The Company believes several factors continued to create a challenging and competitive sales and cost containment environment during the nine months ended September 30, 2003.  These factors include: general economic conditions and reduced corporate customer technology spending, ongoing competitive pressures, and a highly leveraged financial position.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2003 and Three Months Ended September 30, 2002

Consolidated revenue of $97.4 million for the three months ended September 30, 2003 increased by $3.7 million or 3.9% from the comparable prior-year period. US Solutions (“USS”) revenue increased $0.1 million.  Increases resulting from strengthening demand for the Company’s system integration services were offset by declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  Increases in International (“INTL”) of $4.2 million are the result of the introduction in the United Kingdom of document processing services and the impact of the weakening dollar on the conversion of revenue stated in foreign currencies.  A decrease in Computer & Network Services (“CNS”) of $0.6 million resulted from pricing decreases resulting from competitive pressure, as well as decreased volume under certain maintenance programs.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include corporate-customer spending for large systems-solutions, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $24.0 million decreased by $3.4 million or 12.4% from the comparable prior-year period. Decreases in USS of $0.9 million and in CNS of $5.2 million were partially offset by an increase in INTL of $3.6 million.  Although overall USS revenue increased, the lower USS gross profit resulted from changes in the revenue mix.  The USS gross margin percentage decreased from 27.6% to 24.9%.  Declining maintenance revenue has been replaced with system integration revenue carrying a lower gross profit percentage.  Increases in INTL gross profit resulted partially from increased revenue, including the impact of currency conversion, and partially from a higher gross profit percentage, increasing from 24.9% to 35.0%. Continued efforts to provide proven deliverables as well as targeted new offerings, including EDM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the INTL gross profit.  CNS’ gross profit decrease resulted primarily from decreased revenue as well as margin pressure caused by increased competition and changes in the revenue mix.

Operating expenses of $14.3 million decreased $4.4 million compared to the prior-year period. Operating expenses, by component, changed as follows: Product-development expenses decreased by $1.1 million or 28.6% primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  The use of outsourced product-development services also contributed to the reduction. Selling, general and administrative expenses (“SG&A”) decreased by $3.3 million or 22.6% due to decreased SG&A depreciation expense and the impact of the weakening dollar on the conversion of expenses stated in foreign currencies.

Interest expense for the three months ended September 30, 2003 decreased to $4.9 million from $7.4 million in the comparable prior-year period. The decrease was due mainly to the payment of $90.0 million on the Sponsor Note in December 2002, the repurchase of a portion of the Senior Notes.

Sundry items resulted in a net income of $0.2 million during the three months ended September 30, 2003 as compared to a net income of $0.5 million during the comparable prior-year period.  This decrease is primarily due to foreign-exchange gains of $0.1 million during the current-year period, compared to a gain from the repurchase of Senior Notes of approximately $0.5 million and foreign-exchange losses of $0.1 million in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $0.9 million for the three months ended September 30, 2003 compared to a corresponding prior-year period income tax provision of $1.0 million.  The income tax provisions for both periods related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately 17.3% for the three months ended September 30, 2003 as compared to 50.7% for the corresponding prior-year period.

Comparison of Nine Months Ended September 30, 2003 and Nine Months Ended September 30, 2002

Consolidated revenue of $285.2 million for the nine months ended September 30, 2003 decreased by $1.3 million or 0.5% from the comparable prior-year period. Decreases in USS of $4.7 million resulted primarily from the overall weakness in hardware sales during the first quarter of 2003.  In addition, USS experienced declines in maintenance revenue due to Company installed products reaching the end of their useful lives and from increased competition.  Increases in INTL of $12.4 million are a result of strengthening demand in Europe and the United Kingdom for the Company’s software products, the introduction in the United Kingdom of document processing services during 2003, and the impact of the weakening dollar on the conversion of revenue stated in foreign currencies.  A decrease in CNS of $9.0 million resulted from pricing decreases resulting from competitive pressure, as well as decreased volume under certain maintenance programs.   Factors that most impact future revenue include corporate-customer spending for large systems-solutions, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $71.4 million increased by $0.1 million or 0.1% from the comparable prior-year period. Increases in USS of $1.3 million and in INTL of $8.6 million were partially offset by decreases in CNS of $8.7 million.  Despite decreased revenue in USS, gross profit increased due to the Company’s cost-containment efforts. The gross profit percentage increased for USS also increased from 20.8% to 22.9%. The INTL increase resulted primarily from increased revenue, including the impact of currency conversion, and an increase in gross profit percentage resulting from cost-containment efforts.  The Company is in the process of transitioning its product offering focus on proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware upgrades.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost-containment efforts, allowed for cost reductions to help offset revenue declines.  CNS’ gross profit decrease resulted primarily from decreased revenue as well as margin pressure caused by increased competition and a change in revenue mix.

Operating expenses of $51.9 million decreased $2.7 million compared to the prior-year period. Operating expenses, by component, changed as follows: Product-development expenses decreased by $0.9 million or 8.0% primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  The use of outsourced product-development services also contributed to the reduction.   Selling, general, and administrative expenses decreased by $1.8 million or 3.9% due to decreases in depreciation expense and decreases generated by the Company’s ongoing cost-containment efforts.

Interest expense for the nine months ended September 30, 2003 decreased to $14.6 million from $22.6 million in the comparable prior-year period. The decrease was due mainly to the payment of $90.0 million on the Sponsor Note in December 2002, the repurchase of a portion of the Senior Notes.

Sundry items resulted in a net income of $1.6 million during the nine months ended September 30, 2003 as compared to a net income of $4.5 million during the comparable prior-year period.  This decrease is primarily due to a gain of approximately $1.1 million from the Company’s repurchase of Senior Notes and foreign-exchange gains of $0.4 million during the current-year period, compared to a gain on the repurchase of Senior Notes of $3.4 million and foreign-exchange gains of $1.0 million in the prior-year period.

Pre-tax income in foreign tax jurisdictions resulted in an income tax provision of $2.7 million for the nine months ended September 30, 2003 compared to a corresponding prior-year period income tax provision of $1.7 million.  The income tax provisions for both periods related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately 37.9% for the nine months ended September 30, 2003 as compared to (144.3)% for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit agreement, as discussed below, which matures May 30, 2006, and by internally generated funds from cash flows from operations. Funds availability under the revolving credit agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  General economic conditions, the current weakness in demand for the Company’s systems solutions products and the requirement to obtain performance bonds or similar instruments could have an impact on the Company’s future liquidity.

The Company’s cash and cash equivalents totaled $55.0 million at September 30, 2003, compared with $31.6 million at December 31, 2002. Working capital increased $13.0 million during the nine months ended September 30, 2003 to a positive working capital of $4.1 million compared to a working-capital deficit of $8.9 million at December 31, 2002.  The change in working capital included a current liability decrease of $3.0 million from decreased deferred revenue and maintenance contract deposits and accrued expenses, an accounts payable increase of $2.7 million, an accounts receivable decrease of $10.2 million and an inventory increase of $2.5 million.

During the nine months ended September 30, 2003, the Company relied primarily on cash flows generated from operating activities and short-term borrowings under its revolving credit agreement to fund operations. At September 30, 2003, the Company had available $39.9 million of borrowing capacity under the Revolver, of which the Company can draw $13.1 million ($17.1 million in availability less a $4.0 million reserve).

Operating activities provided $31.3 million and $31.4 million of cash in the nine months ended September 30, 2003 and 2002, respectively, a decrease of  $0.1 million.  Although net income from continuing operations increased $14.3 million, $7.3 million of this improvement resulted from lower depreciation and amortization and other non-cash transactions.  In addition, cash generated by changes in working capital assets and liabilities was $4.5 million less than in the prior-year period.

Investing activities used net cash of $4.7 million and $5.4 million in the nine months ended September 30, 2003 and 2002, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $3.7 million and $21.5 million of net cash in the nine months ended September 30, 2003 and 2002, respectively.  Both uses of cash related primarily to the reduction of the Company’s debt.

At September 30, 2003, the Company’s principal outstanding debt instruments consisted of (i) no balance outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.   Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.   On November 27, 2002, the Company and Heller entered into an amendment to the Revolver that added pledged cash to the borrowing base.   Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash. At September 30, 2003, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $22.8 million.  The balance remaining under the Revolver that the Company can draw was $13.1 million at September 30,

2003 ($17.1 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.00% over prime or (2) 2.50% over LIBOR.  Under an amendment effective September 1, 2003, the interest-rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.75 to 1.0, (2) 1.5 to 1.0 and (3) 1.25 to 1.0 (total rate increase of 0.75%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (3) 2.0 to 1.0 and (4) 2.25 to 1.0 (total rate decrease of 0.5%).  The interest-rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At September 30, 2003, the Company’s weighted average rate on the Revolver was 5.0%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing-base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at September 30, 2003 of $26.9 million represents lockbox cash receipts to be applied to the outstanding borrowings under the Revolver and cash pledged under the terms of the Revolver.  The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability.  At September 30, 2003, the Company was in compliance with all covenants under the Revolver.  On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed-charge coverage ratio covenant during the first, second, and third quarters of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes mature on June 1, 2008.  The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the nine months ended September 30, 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the nine months ended September 30, 2003.

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. The Sponsor Note matures on July 22, 2009.  As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of Senior Notes is contesting this payment.  See discussion under Legal Proceedings.

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair-value of the preferred stock and warrants issued. The related discount is being accreted such that the carrying amount of the mandatory redeemable preferred stock will equal the mandatory redemption amount at September 22, 2008. For the nine months ended September 30, 2003, accretion of the related discount and accrued but unpaid dividends totaled $1.3 million, increasing the carrying amount to $16.1 million. As of September 30, 2003, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $184.56 per share.

Preferred Stock – Series B. For the nine months ended September 30, 2003, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.7 million, increasing the carrying amount to $10.0 million.  As of September 30, 2003, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $280.95 per share.

Inflation has not had a material effect on the operating results of the Company.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at September 30, 2003:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$197.8	$—	$—	$94.0	$103.8
Capital leases	1.6	1.1	0.5	—	—
Operating leases (non-cancelable)	18.7	6.1	6.8	5.0	0.8
Total Contractual	218.1	7.2	7.3	99.0	104.6

Unused lines of credit	$17.1	$17.1	$—	$—	$—
Standby letters of credit	22.8	22.8	—	—	—
Total Commercial	$39.9	$39.9	$—	$—	$—

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”). FIN 46 requires that unconsolidated variable-interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable-interest entities created after January 31, 2003 and to existing variable-interest entities in the periods beginning after June 15, 2003.  The Company has adopted FIN 46 with no effect on the Company’s results of operations or financial position.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which must be applied to all revenue arrangements entered into no later than June 30, 2003. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The appropriate accounting literature for revenue recognition would then be applied to each unit.  The Company has adopted the consensus reached in EITF 00-21 with no impact on the Company’s results of operations or financial position.

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

General Economic Conditions

The Company’s business partially depends on general economic and business conditions. The Company’s sales are to businesses in a wide variety of industries, including banking, financial services, insurance, health care, high technology and governmental agencies.  General economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company, including the Company’s business, operating results, financial condition, and prospects.

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

Indebtedness and Impact on Operating Results

As a result of the Company’s highly leveraged position, certain negative consequences of the Company’s indebtedness could occur, such as restrictions on expenditures or other activities.  The Company’s future operating flexibility may be impacted.  In addition, the Company may be more vulnerable to a downturn in its operating performance or a decline in general economic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (i) 1.50% over prime or (ii) 3.00% over LIBOR. Although no actual balances were outstanding under the Revolver at September 30, 2003, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period.

ITEM 4. CONTROLS AND PROCEDURES.

During the audit of the Company’s 2000 financial statements, the Company’s certifying accountant, Deloitte & Touche LLP (D&T) noted what D&T considered to be material weaknesses in internal control design and in the operation of internal controls.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2001 for additional information regarding this item and the subsequent change in the Company’s independent accountant.  The Company’s current independent accountant, KPMG, LLP (KPMG), also informally noted certain internal control weaknesses as a result of the 2001 and 2002 audits, some of which are the same weaknesses as noted by D&T in their report.

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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

10.1 – Sixth Amendment to Loan and Security Agreement, dated as of September 1, 2003, between Heller Financial, Inc. and BancTec, Inc.

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

Dated: November 14, 2003