Form 10-K
period 2003-12-31
BANCTEC INC
filed 2004-04-02
CIK 318378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-9859

BANCTEC, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	75-1559633
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 East Grauwyler, Irving, Texas	75061
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 15, 2004
Common Stock, $0.01 Par Value	17,003,838
Class A common stock, $0.01 Par Value	1,181,946

Aggregate market value of common equity held by non-affiliates:  Not applicable

BancTec, Inc.

Annual Report

on

Form 10-K

Year Ended December 31, 2003

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

PART I

ITEM 1. BUSINESS.

Overview

BancTec, Inc. (BancTec or the Company), a Delaware corporation, is a worldwide systems integration and services company that delivers solutions that address complex data and paper-intensive work processes. The Company provides comprehensive solutions by combining advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment. These solutions are subsequently maintained and supported by the Company’s service operations. The Company is also a leading provider of personal computer maintenance services for major computer companies, government and corporate customers. Worldwide, the Company employs approximately 3,100 people full-time and is headquartered in Irving, Texas.

Founded in 1972, the Company operates worldwide serving approximately 1,500 customers in over 20 countries, with international revenue in 2003 representing approximately one-third of total revenues.

The Company markets its portfolio of solutions to specific target markets in which it believes it has extensive business process expertise and certain competitive advantages and is able to maintain or achieve a leadership position.

Ownership

In July 1999, BancTec entered into a recapitalization transaction. Welsh, Carson, Anderson & Stowe (“WCAS”), a private investment partnership and Convergent Equity Partners, L.P. (“Convergent”), a private investment partnership, formed Colonial Acquisition Corp., (“Colonial”) with WCAS owning 93.5% and Convergent owning 6.5%. Through the merger of Colonial into BancTec, WCAS acquired 17,003,838 shares of BancTec’s common stock and Convergent acquired 1,181,946 shares of BancTec’s Class A common stock. In connection with the recapitalization, each previously outstanding share of BancTec common stock was converted into the right to receive $18.50 in cash, totaling approximately $360.2 million, and simultaneously canceled. Funding for the distribution to the former BancTec stockholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor Note, and the Revolving Credit Facility.  In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to stockholders’ equity.  WCAS also owned Series A preferred stock (“Series A Preferred”) which included warrants, and Series B preferred stock (“Series B Preferred”) which included conversion rights.

In 2002, the Company and the owners of all the outstanding capital stock of the Company consummated a series of transactions in order to create a two-tier holding company structure above the Company.  As a consequence of the restructuring, all the outstanding capital stock of the Company and warrants to purchase capital stock of the Company (but not employee stock options) are held by BancTec Intermediate Holding, Inc., a Delaware corporation (“Intermediate Holding”).  In turn, all the outstanding capital stock of Intermediate Holding is held by BancTec Upper-Tier Holding, LLC, a Delaware limited liability company (“Upper-Tier Holding”), whose members consist of the prior owners of all the outstanding capital stock of the Company and senior management of the Company (or entities controlled by them).  As part of the restructuring, WCAS Capital Partners III, L.P. contributed to Upper-Tier Holding the Senior Subordinated Note Due 2009 originally issued to it by the Company, together with pay-in-kind interest thereon, in an aggregate principal amount of approximately $193.8 million (the “Sponsor Note”).  In addition, Intermediate Holding contributed $100,000 to the Company in exchange for 667 shares of Series A Preferred Stock of the Company.

WCAS is one of the largest private equity firms in the U.S. and the largest in the world focused exclusively on investments in the healthcare services, information and business services, and communications services industries.  Since its founding in 1979, WCAS has organized 12 private investment partnerships with total capital of more than $11 billion and has completed over 200 management buyouts and initial investments.  The firm currently invests out of Welsh, Carson, Anderson & Stowe IX, L.P., a $3.8 billion equity fund.  WCAS was the founding investor of US Oncology, Inc. in 1992.

Products and Markets

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

Payment and Check Processing Solutions.  The Company offers a line of payment and check processing solutions that encompass both hardware and software components.  The Company’s image software systems capture, digitize, analyze, process and archive checks and other documents, including utility, telephone, retail and credit card bills, mortgage coupons, sales drafts, prescriptions, airline tickets, tax notices and other documents. These imaging systems are also used by banks for high volume check-processing applications such as proof-of-deposit, reject repair and image statement preparation.  The Company’s financial document imaging products utilize an open-systems architecture platform, which enables customers to add industry-standard hardware and software components to improve processing capabilities.  The Company also manufactures low, medium, and high-speed document reader/sorters and related components that read magnetic ink character recognition and optical character recognition data from financial documents and sort the documents according to established patterns.  The hardware components are sold by the company as a bundled solution with software or separately.

Electronic Document Management (EDM) Solutions.  The Company’s EDM business offers a complete suite of internet-enabled document imaging software and hardware solutions.  The Company’s software products, marketed under the eFIRST brand, are designed for high-volume, complex and distributed environments designed to improve accessibility to the data and reduce access time.  eFIRST Capture provides a software solution to capture, sort and process all types of paper and electronic documents with minimal operator intervention.  Any structured or unstructured document can be automatically classified and processed, including general correspondence and preprinted documents, such as applications forms, invoices, information requests, and letters.  These products can be implemented on a stand-alone basis or incorporated with the Company’s hardware.  The Company’s high-speed, full-page scanners utilize photo-optical technology, color and gray scale image capture capabilities, character recognition software and high precision document transports to scan and digitize mixed business documents such as invoices, statements and business forms.

Delivery and Maintenance of the Company’s Products. The Company installs and provides maintenance and support services for its own hardware and software products, as well as third-party hardware, including document reader/sorters, scanners and software products / solutions. The Company employs customer service engineers located in the United States and International locations to perform such service. The Company’s maintenance contracts usually include both parts and labor, and the contracts are typically renewed for five to seven years.

Peripheral Supplies and Products.  The Company markets a full range of consumable supplies that complement the Company’s document processing systems. The Company also manufactures and markets microfilm cameras, image cameras, MICR encoders, ink jet components and various peripheral equipment.

Computer and Network Services. The Company is a leading provider of personal computer repair services in North America and Europe.  The Company provides such services to many companies, including Fortune 1000 companies, and consumers. Computer and Network Services (“CNS”) is structured around the following three customer areas:

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

OEM partner relationships. The focus of the CNS OEM partner relationship group is on providing warranty fulfillment services and related support to manufacturers of desktop/enterprise products. CNS provides OEMs with access to CNS’ extensive international field-service organization, while enabling the OEMs to focus on the production process and customer requirements.

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

Information About Industry Segments

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company reports its operations as three primary segments, US Solutions (“USS”), International Solutions (“INTL”), and CNS. The operations of USS and INTL include manufacturing and supplies, maintenance of Company-manufactured and related products, integrated systems, and Plexus products. The CNS operations include personal computer repair services and administration of third-party extended-service contracts.  INTL reporting includes both US and International operations of Plexus products.

On November 27, 2002, the Company sold its operations in Japan.  As a result, all segment reporting has been restated to reflect the Japanese operations as discontinued operations.  The details of this disposition are discussed in Notes to the Consolidated Financial Statements.

Note L – Business Segment Data and Note M – Geographic Operations, contained in Notes to the Consolidated Financial Statements, include detailed financial information concerning the Company’s segments and geographic areas.

Geographical Locations

There are no significant risks associated with foreign operations other than the fluctuation of international currencies (in Europe), political environments and economic cycles.  Note L – Geographic Operations, contained in Notes to the Consolidated Financial Statements, includes detailed financial information concerning the Company’s geographic operations.

Product Development

The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 102 people for such activities as of December 31, 2003.

The following table sets forth the Company’s product development expenses:

	For the years ended December 31,
	2003	2002	2001
	(dollars in thousands)

Product Development Expenses	$12,548	$15,984	$15,926
Percent of Total Revenue	3.3%	4.2%	3.7%

Current expenditures are concentrated on developing new applications for the Company’s product lines and improving and expanding existing products. The Company is currently focusing on payment, check and document processing technology, Electronic Document Management (“EDM”) solutions and significant hardware enhancements. There can be no assurance that the Company’s development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adapting new technology and introducing new products to the market.

Electronic Document Management. BancTec’s EDM business is organized around the creation of a set of high-level reusable components that form the basis of vertical solutions for specific markets. The three core modules in the eFIRST™ suite of solutions, generic capture system (eFIRST Capture), business process automation (eFIRST Process), and archiving (eFIRST Archive), can be integrated within the same environment and expanded.

eFIRST Capture recognizes data from many types of interaction such as e-mail, web, scanned documents, faxes and web-forms, and extracts useful data previously thought unsuitable for such purposes as general correspondence, non-standard invoices and delivery notes.

eFIRST Process provides a technology platform and user tools to construct workflows, data views, user environments and access permission models that draw in existing systems and people to automate business processes.

eFIRST Archive addresses the secure, structured storage and future retrieval of data.

Payments Products. The Company’s Payments products have been expanded to include a refreshed Wholesale System to replace the legacy system that has been installed in a number of clients for over 12 years. In parallel, the Company is integrating this new system with eCAP, which is the ‘Check and List ‘ product for automatically capturing invoice data from semi-structured forms.

Hardware Enhancements. In 2004, the Company plans to complete the development of the DocuScan system and improve the reliability of the X-Series Transport. All other products are now effectively in a sustaining mode only of development, and as such require less engineering resources assigned.  The new DocuScan system directly addresses the market for mixed financial documents and white mail. The envelope and its contents are scanned, the images are machine read and directed to the appropriate place in the organization based on the content.  This will target a new market for the Company and supports the Company’s focus on Document Imaging.

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

Customer Diversification

For the years ended December 31, 2003, 2002 and 2001, Dell, accounted for 15.7%, 16.2%, and 14.5%, respectively, of the total revenue of the Company (as restated for discontinued operations).  The Company’s ten largest customers accounted for 42.7%, 39.6%, and 45.1%, of the Company’s revenues (as restated for discontinued operations) for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Employees

At December 31, 2003, the Company employed approximately 3,100 full-time employees. None of the Company’s employees is represented by a labor union. The Company has never experienced a work stoppage.

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

As of December 31, 2003, the Company owned or leased numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any of the Company’s principal facilities could have an adverse impact on operations in the short term. The Company has the option to renew its facility leases or believes it can replace them with alternate facilities at comparable cost. The Irving manufacturing facility, which the Company owns, is the primary location for the Company’s administration, assembly and manufacturing activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company for the three years ended December 31, 2003, 2002 and 2001, and the related notes thereto.

	Years Ended
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999
	(In thousands)
Revenue	$378,891	$379,433	$427,264	$412,620	$475,005
Gross profit	90,688	96,205	55,885	25,231	89,020
Operating expenses	66,818	70,968	94,364	102,487	109,377
Interest expense	19,473	33,080	35,527	37,239	22,652
Income (loss) from continuing operations before income taxes	6,456	700	(52,258)	(113,501)	(42,646)
Income tax expense (benefit)	(11,370)	344	445	34,236	(17,355)
Net income (loss)	17,826	59,126	(45,826)	(144,850)	(11,197)

Total assets	239,515	231,395	315,049	399,752	473,105
Working capital (deficit)	9,947	(8,877)	(8,970)	84,718	130,448
Long-term debt, less current maturities	197,823	201,723	304,798	388,112	350,500
Series A preferred stock	16,568	14,856	13,151	11,638	—
Series B preferred stock	10,609	8,324	6,532	—	—
Stockholders’ deficit	(152,636)	(161,724)	(219,049)	(167,342)	(21,738)

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

The following discussion contains forward-looking statements as that term is defined in the PSLRA.  See “Forward Looking Statements.” The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described below under the caption “Factors Affecting the Company’s Business and Prospects.”  The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time.

Highlights

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the year ended December 31, 2003.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during 2003, the USS and INTL segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

Expected economic and business conditions into 2004 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  The general economic conditions have caused a continued weakening in demand for systems solutions products offered by USS and INTL. The Company has concentrated on cost reductions and on existing offerings.  Product-development efforts are focused on payment, check and document processing technologies, in addition to investments in Electronic Document Management (“EDM”) vertical solutions and an investment in archiving solutions for all markets, as well as hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

Critical Accounting Policies

The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note A of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•                  Revenue recognition

•                  Allowance for doubtful accounts

•                  Inventory valuation

•                  Goodwill

•                  Income taxes

Revenue Recognition. The Company derives revenue primarily from two sources: (1) product sales - systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufacturedequipment and third-party equipment,and (2) services - consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

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

Maintenance contracts are primarily one year in duration and the revenue generated is generally recognized ratably over the term of the contract.

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

Goodwill.  Since January 1, 2002, when Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, the Company has assessed the impairment of goodwill annually, or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company assesses the recoverability of the goodwill by comparing the fair value of the intangible asset to the carrying amount.  Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company’s average cost of funds.  Goodwill amounted to approximately $41.5 million as of December 31, 2002.  Prior to January 1, 2002, the Company amortized its goodwill.  The Company recorded approximately $3.2 million of goodwill amortization during 2001.  As required by SFAS No. 142, the Company performed an initial impairment review of goodwill in 2002 as a transition to the current method.  As a result of that review, during 2002, the Company recorded as a cumulative effect of a change in accounting principle, a non-cash charge of $6.9 million, after applicable income taxes, to write off a portion of the carrying value of goodwill.

Income Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which would be included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that the Company believes recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance in a period, the Company must include an expense within the tax provision in the statement of operations. The Company has recorded a valuation allowance to reduce the carrying amount of recorded deferred tax assets representing future deductions to an amount that is more likely than not to be realizable. In the event the Company were to determine that it would be able to realize additional deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

DISCONTINUED OPERATIONS

In 1999, the Company completed the sale of substantially all of the net assets of its community banking business to Jack Henry and Associates (“JHA”). The Company received proceeds of $50.0 million in cash from the sale and recorded a pre-tax gain of approximately $20.3 million. During 2001 and 2000, an additional pre-tax charge of $0.7 million and $1.7 million, respectively, was accrued representing changes in the estimates for additional expenses related to the Company’s obligation to complete certain development activities, thereby reducing the net pre-tax gain to $17.9 million. For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”), to JAFCO MBO Co., Ltd. (“JAFCO”) pursuant to a Stock Purchase Agreement dated as of November 27, 2002, between the Company and JAFCO.  The sale involved two separate transactions: (1) the purchase by JAFCO of 100% of the outstanding shares of BTJ for 6.5 billion yen, and (2) a one-time, up-front payment by BTJ to the Company of 4.0 billion yen under certain distribution and licensing agreements.  Under such agreements, BTJ will continue to supply the Company products and services in its markets, and will continue to operate under the name “BancTec Japan.”  After foreign-currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds and recorded a pre-tax gain of approximately $63.0 million.  For financial statement purposes, the Company treated the sale as a discontinued operation, and accordingly, financial statement presentation was made in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

RESULTS OF OPERATIONS

The operating results of BancTec Japan have been treated as a discontinued operation in the accompanying financial statements.  As a result, all prior-year amounts have been restated to exclude the results of BancTec Japan from continuing operations.

Comparison of Years Ended December 31, 2003 and December 31, 2002

Consolidated revenue of $378.9 million for the year ended December 31, 2003 decreased by $0.5 million or 0.1% from the comparable prior-year period. The CNS decrease of $8.8 million is primarily due to pricing decreases resulting from competitive pressure, as well as decreased volumes under certain maintenance programs.  The USS decrease of $6.8 million was principally related to a 13.3% decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future.

Declines in maintenance revenues were somewhat offset by a 12.5% increase in revenues related to the sale and installation of hardware and software products.  The INTL increase of $15.1 million primarily relates to the introduction in the United Kingdom of document processing services during 2003 and the impact of the weakening dollar on the conversion of revenue stated in foreign currencies.  Factors impacting future revenue include lower corporate-customer spending for large systems solutions as a result of economic weakness, customer and prospective customer mergers, on-going competitive pressures, fluctuations in international currencies, and the impact of the reduction of volumes in check processing.

Consolidated gross profit of $90.7 million decreased by $5.5 million or 5.7% from the comparable prior-year period. The decrease in CNS of $14.4 million was partially offset by increases in USS of $0.5 million and INTL of $8.4 million. CNS’ gross profit decrease was primarily attributable to decreased revenue as well as margin pressure caused by pricing pressures, increased competition, increased labor costs, and a change in revenue mix.  The INTL increase resulted from increased revenues and improvements in the gross profit percentage resulting from cost containment efforts.  USS gross profit increased despite decreased revenues due to lower cost of sales resulting from the Company’s cost-containment efforts and changes in the Company’s revenue mix. The Company is in the process of transitioning its product-offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost-containment efforts, allowed for cost reductions to help offset revenue declines.

Operating expenses of $66.8 million represented a decrease of $4.2 million compared to the comparable prior-year period. Operating expenses, by component, changed as follows: (1) Product development expenses decreased $3.5 million compared to the prior year primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans and due to the use of outsourced product-development.  (2) Selling, general, and administrative expenses decreased by $0.7 million due primarily to on-going efforts to realign the cost structure.

Interest expense for the year ended December 31, 2003 decreased to $19.5 million from $33.1 million in the comparable prior-year period. The decrease was due mainly to the payment of $90.0 million on the Sponsor Note in December 2002 and the repurchase of a portion of the Senior Notes.

Sundry items resulted in a net income of $1.4 million during the year ended December 31, 2003 as compared to net income of $8.3 million during the comparable prior-year period.  This decrease is primarily due to foreign exchange gains of $0.2 million and a gain of approximately $1.1 million from the Company’s repurchase of Senior Notes during the current year period, compared to foreign exchange gains of $1.4 million and a gain of $6.8 million as a result of the repurchase of Senior Notes during 2002.

The net tax benefit of $11.4 million for the year ended December 31, 2003, resulted from $2.4 million of income tax expense attributable to current results, net of $13.8 million of income tax benefit related to the release of valuation allowance compared to a corresponding prior-year period income tax provision of $0.3 million.  The Company’s effective tax rate was approximately (176.1%) for the year ended December 31, 2003 as compared to 5.1% for the corresponding prior-year period.

On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”).  After foreign-currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds.  For financial statement purposes, the Company treated the sale as a discontinued operation and its operating results have been segregated and reported as discontinued operations.  The Company recorded a gain on the disposal of the business of $63.0 million (net of income tax expense of $0).  Income from the discontinued operations of BTJ for the year ended December 31, 2002 was $2.7 million.

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

Comparison of Years Ended December 31, 2002 and December 31, 2001

Consolidated revenue of $379.4 million for the year ended December 31, 2002 decreased by $47.8 million or 11.2% from the comparable prior-year period. The CNS decrease of $10.0 million resulted from pricing decreases resulting from competitive pressure.  The INTL decrease of $19.4 million resulted primarily from the impact of longer acceptance periods on highly customized products in the prior-year period.  These products, scheduled for acceptance in 2000, achieved acceptance in 2001 along with those products scheduled for acceptance in 2001.  The USS decrease of $18.5 million was principally related to the impact of continued economic weakness, and declines in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future. Factors impacting future revenue include lower corporate-customer spending for large systems solutions as a result of the continuing weakness in the economy, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $96.2 million increased by $40.3 million or 72.1% from the comparable prior-year period. The increase occurred primarily in USS, which increased by $28.4 million, and CNS, which increased by $11.9 million, offset partially by a decrease in INTL of $0.9 million. CNS’ gross profit increase was primarily attributable to an improved labor model, with additional benefit provided through a reduction in support costs, including streamlining the number of districts and the expanded automation of its call center operations. The INTL decrease resulted from a margin decline in the Company’s subsidiaries in Europe due primarily to lower revenues without a corresponding percentage decline in fixed expenses.  USS gross profit increased despite decreased revenues due to significantly lower cost of sales resulting from the Company’s cost-containment efforts. The Company is in the process of transitioning its product-offering focus to proven deliverables and new targeted offerings, including EDM solutions, its other archive solutions and hardware enhancements.  Incorporating more third-party products into the Company’s solutions rather than developing the products has enabled the concentration of efforts and expenditures on the targeted items which, along with the Company’s ongoing cost-containment efforts, allowed for cost reductions to help offset revenue declines.  The Company will continue to monitor the effects of the business climate and its strategic plans on the recoverability of its investment in inventory and long-lived assets, all of which may continue to have a negative impact on gross profit in the future.

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

Interest expense for the year ended December 31, 2002 decreased to $33.1 million from $35.5 million in the comparable prior-year period. The decrease was due mainly to the repurchase of a portion of the Senior Notes, a lower outstanding balance on the revolving credit facilities and declining interest rates, partially offset by a $6.1 million increase in debt related to the Sponsor Note during 2001.

Sundry items resulted in a net income of $8.3 million during the year ended December 31, 2002 as compared to net income of $20.9 million during the comparable prior-year period.  This decrease is primarily due to foreign exchange gains of $1.4 million and a gain of approximately $6.8 million from the Company’s repurchase of Senior Notes during 2002, compared to foreign exchange losses of $1.8 million and a net gain of $22.1 million as a result of the repurchase of Senior Notes during 2001, partially offset by the extinguishment of a previous credit facility during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit agreement, as discussed below, which matures May 30, 2006, and by internally generated funds from operations. Funds availability under the revolving credit agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  General economic conditions, decreased revenues from the Company’s maintenance contracts, and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity.

The Company’s cash and cash equivalents totaled $61.6 million at December 31, 2003, compared to $31.6 million at December 31, 2002.  Working capital increased $18.8 million to working capital of $9.9 million at December 31, 2003.  The change in working capital included a current liability decrease of $12.8 million resulting from a decrease in accrued liabilities of $10.0 million, partially offset by an increase in accrued income taxes of $0.9 million. Current assets increases of $6.0 million included the increase in cash of $30.0 million, partially offset by a decrease in accounts receivable of $21.7 million and an inventory decrease of $1.6 million.  The Company used cash generated from the improved collections and cash conserved from decreased spending on inventories to reduce the Company’s long-term debt, as further described below.

During 2003, the Company relied primarily on cash flows generated from operating activities to fund operations. At December 31, 2003, the Company’s borrowing base under the Revolver, as hereinafter defined, was $21.2 million, of which the Company could draw $17.2 million.

Operating activities provided $39.6 million and $59.5 million of cash in 2003 and 2002, respectively, a decrease of $19.9 million.  Although net income from continuing operations increased $24.4 million, cash generated by changes in working capital assets and liabilities was $28.4 million less than in the prior-year period.  See the discussion in Comparison of Years Ended December 31, 2003 and December 31, 2002 for the factors contributing to the increased net income.

Investing activities used net cash of $6.3 million during 2003 compared to cash provided of $75.0 million in 2002. The $81.3 million decrease was due to proceeds from the disposal of discontinued operations of $82.5 million received in 2002 and lower purchases of property, plant and equipment in 2003.

Financing activities used $4.0 million of net cash in 2003 compared to $125.2 million of net cash in 2002. The $121.2 million change related primarily to the reduction of the Company’s debt of $121.3 million in 2002.

At December 31, 2003, the Company’s principal outstanding debt instruments consisted of (i) no balance under the Revolving credit facility maturing May 30, 2006 (which is more fully described below) (ii) $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million Sponsor Notes due 2009.  As of December 31, 2003, the Company’s foreign subsidiaries had no outstanding borrowings.  The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  On November 27, 2002, the Company and Heller entered into an amendment to the Revolver that added pledged cash to the borrowing base.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At December 31, 2003, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $18.7 million.  The balance remaining under the Revolver that the Company can draw was $17.2 million at December 31, 2003 ($21.2 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At December 31, 2003, the Company’s weighted average rate on the Revolver was 4.75%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at December 31, 2003 of $19.6 million represents cash pledged under the terms of the Revolver.  The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed charge coverage ratio covenant during the first, second and third quarters of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.  At December 31, 2003, the Company was in compliance with all covenants under the Revolver.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the year ended December 31, 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for 2003.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The payments began September 30, 1999.  As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods resulting in an increase in the Sponsor Note totaling $33.8 million. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS has elected not to defer the quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90 million principal payment on the Sponsor Note.  A holder of the Senior Notes is contesting this payment.  See discussion under Item 3, Legal Proceedings.  The Company wrote off a proportionate share of deferred financing fees totaling $3.8 million.

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted over a period of 8 years. For the year ended December 31, 2003, accretion of the related discount and accrued but unpaid dividends totaled $1.7 million, increasing the carrying amount to $16.6 million. As of December 31, 2003, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $187.82 per share.

Preferred Stock – Series B. For the year ended December 31, 2003, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $2.3 million, increasing the carrying amount to $10.6 million.  As of December 31, 2003, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $298.66 per share.

See Note A – Summary of Significant Accounting Policies, under Reclassification, contained in Notes to the Consolidated Financial Statements, for a discussion of the reclassification of the Series B Preferred Stock out of permanent equity to the mezzanine section of the Consolidated Balance Sheets under the guidance of EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”

Inflation.  Inflation has not had a material effect on the operating results of the Company.

Contractual Obligations and Commercial Commitments

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at December 31, 2003:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$197.8	$—	$—	$94.0	$103.8
Capital leases	1.3	1.1	0.2	—	—
Operating leases (non-cancelable)	19.6	5.8	4.2	3.4	6.2
Total Contractual	$218.7	$6.9	$4.4	$97.4	$110.0

Unused lines of credit	$21.2	$21.2	$—	$—	$—
Standby letters of credit	18.7	18.7	—	—	—
Total Commercial	$39.9	$39.9	$—	$—	$—

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on January 1, 2003, with no impact to its financial position and results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company implemented SFAS No. 148 on January 1, 2003, regarding disclosure requirements for condensed financial statements for interim periods.  The Company has not yet determined whether it will voluntarily change to the fair-value-based method of accounting for stock-based employee compensation.  The following table illustrates the effect on net income had compensation for the Company’s stock option plans been determined consistent with SFAS No. 123:

	Years Ended December 31,
	2003	2002	2001
Net Income (loss) as reported	$17,826	$59,126	$(45,826)
Total stock-based employee compensation benefit (expense) determined under fair-value-based method for all rewards, net of tax	103	1,318	1,021
Pro Forma net income (loss)	$17,929	$60,444	$(44,805)

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

	Years Ended December 31,
Weighted Average	2003	2002	2001
Risk free interest rate	5.8%	N/A	N/A
Expected life	10 years	N/A	N/A
Expected volatility	0	N/A	N/A
Fair value of options granted	$4.03	N/A	N/A

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

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity.  For mandatorily redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003.  It is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations or financial position.

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

Indebtedness and Impact on Operating Results

As a result of the Company’s high debt to equity ratio, the Company is required to devote significant cash to debt service.  This limits the Company’s future operating flexibility and could make the Company more vulnerable to a downturn in its operating performance or a decline in general economic conditions.

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

Product Development Activities

The strength of the Company’s overall business depends in part on the Company’s ability to develop products and solutions based on new or evolving technology and the market’s acceptance of those products.  There can be no assurance that the Company’s product development activities will be successful, that new technologies will be available to the Company, that the Company will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards or that products will achieve market acceptance.  Many of the Company’s customers use its products in highly regulated or technologically demanding industries.  As a result of products introduced by the Company’s competitors, generally accepted industry standards can change rapidly in ways that are beyond the control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is subject to certain market risks arising from transactions in the normal course of its business, and from obligations under its debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At December 31, 2003 and 2002, the Company had outstanding Senior Notes, due in 2008, of $94.0 million and $97.9 million, respectively, with a fixed interest rate of 7.5%. At December 31, 2003 and 2002, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million. The Sponsor Note bears interest at a fixed rate of 10.0%.

The Company also utilizes a revolving credit facility to support working capital needs The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At December 31, 2003, the Company’s weighted average rate on the Revolver was 4.75%.  No borrowings were outstanding under the Revolver at December 31, 2003.

The estimated fair values of the outstanding Senior Notes and the Sponsor Note, based upon recently completed market trades, comparable borrowing rates and the relative seniority preference of the instruments under certain circumstances, were $66.9 million and $62.6 million, respectively, at December 31, 2003 and 2002 for the Senior Notes, and $64.4 million and $59.2 million, respectively, at December 31, 2003 and 2002 for the Sponsor Note. The increase in fair value of the Senior Notes includes the effect of increases in the traded values of the Senior Notes, partially offset by the repurchase of approximately $3.9 million face value of the Senior Notes during 2003.  The increase in fair value of the Sponsor Note reflects an estimated decrease in the yield to maturity coinciding with the decreased yield to maturity on the Senior Notes. The Company does not expect changes in fair value of the Senior Notes or the Sponsor Note to have a significant effect on the Company’s operations, cash flow or financial position.

Foreign Currency Risk

The Company’s international subsidiaries operate in approximately 11 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $107.3 million or 28.3% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within sundry expenses in the consolidated statements of operations and were not material.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging activities existed at year-end 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of BancTec, Inc.

We have audited the accompanying consolidated balance sheets of BancTec, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2003.  In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule as of December 31, 2003 and 2002 and for the years then ended.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule as of December 31, 2003 and 2002 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  As discussed in note A to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Dallas, Texas

March 31, 2004

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $19,578 and $88 at December 31, 2003 and 2002	$61,566	$31,595
Accounts receivable, less allowance for doubtful accounts of $1,126 and $2,216 at December 31, 2003 and 2002	39,193	60,891
Inventories, net	23,908	25,528
Prepaid expenses	4,823	5,177
Other current assets	21	334
Total current assets	129,511	123,525

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	2,860	2,860
Field support spare parts	59,789	58,339
Systems and software	55,769	64,604
Machinery and equipment	21,075	50,053
Furniture, fixtures and other	22,672	22,953
Buildings	27,653	29,006
	189,818	227,815
Less accumulated depreciation and amortization	144,986	173,033
Property, plant and equipment, net	44,832	54,782

OTHER ASSETS:
Goodwill, less accumulated amortization of $30,001 at December 31, 2003 and 2002	41,476	41,476
Deferred income tax benefit	13,796	—
Other assets	9,900	11,612
Total other assets	65,172	53,088
TOTAL ASSETS	$239,515	$231,395

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	December 31,
	2003	2002
CURRENT LIABILITIES:
Current obligations under capital leases	$1,105	$—
Trade accounts payable	13,122	12,891
Other accrued expenses and liabilities	36,901	46,883
Deferred revenue	22,179	24,107
Maintenance contract deposits	44,540	47,685
Income taxes	1,717	836
Total current liabilities	119,564	132,402

OTHER LIABILITIES:
Long-term debt, less current maturities	197,823	201,723
Non-current maintenance contracts deposits	30,837	25,933
Other liabilities	16,750	9,881
Total other liabilities	245,410	237,537
Total liabilities	364,974	369,939
COMMITMENTS AND CONTINGENCIES (Note K)

SERIES A PREFERRED STOCK	16,568	14,856
SERIES B PREFERRED STOCK	10,609	8,324

COMMON STOCKHOLDERS’ DEFICIT:
Common stock authorized, 32,000,000 shares of $0.01 par value at December 31, 2003 and 200:
Common stock-issued and outstanding 17,003,838 shares at December 31, 2003 and 2002	170	170
Class A common stock-issued and outstanding 1,181,946 shares at December 31, 2003 and 2002	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	127,038	131,035
Accumulated deficit	(269,020)	(286,846)
Accumulated other comprehensive loss	(14,562)	(9,821)
Total common stockholders’ deficit	(152,636)	(161,724)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$239,515	$231,395

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
REVENUE
Equipment and software	$149,654	$139,843	$171,529
Maintenance and other services	229,237	239,590	255,735
	378,891	379,433	427,264
COST OF SALES
Equipment and software	98,781	105,448	152,444
Maintenance and other services	189,422	177,780	218,935
	288,203	283,228	371,379
Gross profit	90,688	96,205	55,885

OPERATING EXPENSES
Product development	12,548	15,984	15,926
Selling, general and administrative	54,270	54,984	75,223
Goodwill amortization	—	—	3,215
	66,818	70,968	94,364
Income (loss) from operations	23,870	25,237	(38,479)

OTHER INCOME (EXPENSE):
Interest income	690	272	820
Interest expense	(19,473)	(33,080)	(35,527)
Sundry, net	1,369	8,271	20,928
	(17,414)	(24,537)	(13,779)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,456	700	(52,258)
INCOME TAX EXPENSE (BENEFIT)	(11,370)	344	445
INCOME (LOSS) FROM CONTINUING OPERATIONS	17,826	356	(52,703)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE OF $2,726 AND $6,294 IN 2002 AND 2001	—	2,725	6,877
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX PROVISION OF $0	—	63,005	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	17,826	66,086	(45,826)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(6,960)	—
NET INCOME (LOSS)	17,826	59,126	(45,826)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(3,997)	(3,397)	(2,717)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$13,829	$55,729	$(48,543)

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,826	$59,126	$(45,826)
Income from discontinued operations	—	2,725	6,877
Gain on sale of discontinued operations	—	63,005	—
Income (loss) from continuing operations	17,826	(6,604)	(52,703)
Adjustments to reconcile to cash flows provided by operations:
Cumulative effect of accounting change	—	6,960	—
Depreciation and amortization	21,096	23,970	35,192
Provision for doubtful accounts	(999)	(5,215)	3,891
Interest paid in-kind	—	—	14,264
Deferred income tax benefit	(13,796)	—	—
Loss on disposition of property, plant and equipment	176	1,210	1,854
Gain on extinguishment of long-term debt	(1,129)	(6,798)	(23,958)
Other non-cash items	(75)	10	3,540
Changes in operating assets and liabilities
Decrease in accounts receivable	22,697	19,592	23,189
(Increase) decrease in inventories	(509)	12,856	32,163
Decrease in other assets	2,847	3,373	4,998
Increase (decrease) in trade accounts payable	231	(4,177)	(6,604)
Increase (decrease) in deferred revenue & maintenance contracts deposits	(5,073)	12,579	19,473
Increase (decrease) in other accrued expenses and liabilities	(3,677)	734	5,078
Cash flows provided by continuing operations	39,615	58,490	60,377
Cash flows provided by discontinued operations	—	1,040	2,209
Cash flows provided by operating activities	39,615	59,530	62,586

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,259)	(7,205)	(11,411)
Proceeds from disposal of discontinued operations	—	82,538	—
Cash flows provided by (used in) continuing operations	(6,259)	75,333	(11,411)
Cash flows used in discontinued operations	—	(288)	(196)
Cash flows provided by (used in) investing activities	(6,259)	75,045	(11,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(1,097)	—	(2,500)
Proceeds from long-term borrowings	—	—	8,000
Payments on long-term borrowing	(2,752)	(96,277)	(82,592)
Proceeds from (payments on) short-term borrowings, net	—	(25,040)	25,040
Debt issuance costs	(95)	(207)	(2,358)
Net proceeds from sales and issuances of preferred stock	—	100	5,328
Cash flows used in continuing operations	(3,944)	(121,424)	(49,082)
Cash flows provided by (used in) discontinued operations	—	(3,798)	3,798
Cash flows used in financing activities	(3,994)	(125,222)	(45,284)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	559	(142)	(1,500)
NET INCREASE IN CASH AND CASH EQUIVALENTS	29,971	9,211	4,195
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	31,595	22,384	18,189

CASH AND CASH EQUIVALENTS—END OF YEAR	$61,566	31,595	22,384

SUPPLEMENTAL DISCLOSURES OF INFORMATION:
Cash paid (refunded) during the period for:
Interest	$19,724	28,483	15,948
Taxes	$1,498	1,346	5,407

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2003, 2002 and 2001

(In thousands, except share data)

		Class				Accumulated
		A		Additional		Other
	Common	Common	Subscription	Paid in	Accumulated	Comprehensive
	Stock	Stock	Warrants	Capital	Deficit	Loss	Total
Balance at December 31, 2000	$170	$12	$3,726	$137,149	$(300,146)	$(8,253)	$(167,342)

Foreign currency translation adjustments	—	—	—	—	—	(1,934)	(1,934)
Net loss	—	—	—	—	(45,826)	—	(45,826)
Minimum pension liability, net of tax	—	—	—	—	—	(1,230)	(1,230)
Series A preferred stock dividends	—	—	—	(1,100)	—	—	(1,100)
Series B preferred stock dividends	—	—	—	(1,204)	—	—	(1,204)
Accretion of discount	—	—	—	(413)	—	—	(413)
Balance at December 31, 2001	170	12	3,726	134,432	(345,972)	(11,417)	(219,049)

Foreign currency translation adjustments	—	—	—	—	—	2,753	2,753
Net income	—	—	—	—	59,126	—	59,126
Minimum pension liability, net of tax	—	—	—	—	—	(1,157)	(1,157)
Series A preferred stock dividends	—	—	—	(1,177)	—	—	(1,177)
Series B preferred stock dividends	—	—	—	(1,792)	—	—	(1,792)
Accretion of discount	—	—	—	(428)	—	—	(428)
Balance at December 31, 2002	170	12	3,726	131,035	(286,846)	(9,821)	(161,724)

Foreign currency translation adjustments	—	—	—	—	—	1,414	1,414
Net income	—	—	—	—	17,826	—	17,826
Minimum pension liability, net of tax	—	—	—	—	—	(6,155)	(6,155)
Series A preferred stock dividends	—	—	—	(1,268)	—	—	(1,268)
Series B preferred stock dividends	—	—	—	(2,285)	—	—	(2,285)
Accretion of discount	—	—	—	(444)	—	—	(444)
Balance at December 31, 2003	$170	$12	$3,726	$127,038	$(269,020)	$(14,562)	$(152,636)

See notes to consolidated financial statements.

BANTEC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net Income (Loss)	$17,826	$59,126	$(45,826)
Foreign currency translation adjustments	1,414	2,753	(1,934)
Minimum pension liability	(6,155)	(1,157)	(1,230)
Total comprehensive income (loss)	$13,085	$60,722	$(48,990)

See notes to Consolidated Financial Statements.

BANCTEC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2003, 2002, and 2001

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

Principles of Consolidation

The consolidated financial statements include the accounts of BancTec, Inc. and its wholly-owned subsidiaries. The Company accounts for investments in which it does not exercise control (generally ownership of 50% or less) under the equity method of accounting. At December 31, 2003, retained earnings included $1.74 million of undistributed earnings for investments accounted for under the equity method.  During 2003, the Company recorded $0.07 million of earnings from these investments in the consolidated statement of operations and received a dividend payment of $0.35 million. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments are similar instruments with original maturities in excess of three months and are valued at cost, which approximates market. Restricted cash at December 31, 2003 of $19.6 million represents the cash pledged under the terms of the revolver.

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. The Company revised its standard costs for manufacturing inventory to effectively eliminate the purchasing burden component as of October 1, 2002.  At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of December 31, 2003, 2002, and 2001 were $15.0 million, $16.3 million, and $25.7 million, respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from three to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years. Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $21.1 million, $24.0 million, and $32.0 million, respectively.

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

Components of the Company’s goodwill include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142.  There were no changes in the carrying amount of goodwill by segment for the year ended December 31, 2003.

The following is a summary comparison of net income (loss) for the years ended December 31, 2003, 2002, and 2001, as adjusted to remove the amortization of goodwill with indefinite useful lives:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Net income (loss) before cumulative effect of accounting change, as reported	$17,826	$66,086	$(45,826)
Goodwill amortization	—	—	3,215
Net income (loss) before cumulative effect of accounting change, as adjusted	$17,826	$66,086	$(42,611)

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Net income (loss), as reported	$17,826	$59,126	$(45,826)
Goodwill amortization	—	—	3,215
Net income (loss), as adjusted	$17,826	$59,126	$(42,611)

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

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”), which requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in fair value derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. At the time of adoption of SFAS No. 133, the Company determined that the forward foreign-exchange contracts did not qualify as a hedge and marked the contracts to market, reflecting the changes in the statement of operations in gain from discontinued operations. The Company recognized an immaterial transition adjustment at adoption.  In 2001, the Company settled the then outstanding remaining yen-denominated foreign-currency forward contracts. The Company realized a gain of approximately $1.1 million in discontinued operations from the yen-denominated foreign-currency forward contracts for the year ended December 31, 2001.  At December 31, 2003, and at December 31, 2002, the Company was not a party to any derivative financial instruments.

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

Maintenance contracts are primarily at least one year in duration and the revenue generated is generally recognized ratably over the term of the contract.

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances over time or as services are performed on a “per call” basis.  These current and non-current portions of these advances are shown as Deferred Revenue or Maintenance Contract Deposits on the Consolidated Balance Sheets.

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the year ended December 31, 2003 and 2002 were $12.5 and $16.0 million.

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

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive income. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction gains (losses) for the years ended December 31, 2003, 2002, and 2001 were $0.2 million, $1.4 million, and $(1.8) million, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk for these instruments are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas.

The Company sells its products to customers under specified credit terms in the normal course of business. These customers’ businesses can generally be classified as banking, personal computer manufacturers, financial services, insurance, healthcare, government agencies, utilities and telecommunications. During 2003, 2002, and 2001, the Company derived 15.7%, 16.2%, and 14.5%, respectively, of revenues from a single source. The loss of this revenue could have a material adverse effect on the Company.  The Company currently receives funds in advance for a significant portion of the Company’s services prior to the performance of the services they relate to and management does not currently consider this source to be a credit risk.  Due to the diversity of the Company’s customers, management does not consider there to be a concentration of risk within any single classification. However, general economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

The Company’s hardware and systems solutions are assembled using various purchased components such as PC monitors, minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole- source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. The Company has not experienced, nor does it foresee, any significant difficulty in obtaining necessary components or subassemblies; however, if the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries.

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

Senior notes: The Company estimated fair value for 2003 based on an average value of recently completed market trades, resulting in a yield-to-maturity of approximately 17%.  The number of actual trades is limited, therefore the result may vary if a widely-traded market environment existed.

Sponsor Note: The Company estimated fair value at December 31, 2003, using a yield-to-maturity of approximately 22%, based on the terms of the Sponsor Note.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2003		2002
	(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments	$61,566	$61,566	$31,595	31,595
Senior Notes	93,975	66,924	97,875	62,570
Sponsor Note	103,848	64,386	103,848	59,193

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

Incentive Options. During the year ended December 31, 2000, 1,303,460 incentive options were granted by the Company. During 2001 and 2002, no additional incentive options were granted.  During the year ended December 31, 2003, 45,000 incentive options were granted by the Company.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

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

Restricted stock awards. The amount, if any, to be paid by the award recipient to acquire the shares of stock pursuant to a restricted stock-award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock awards are subject to vesting provisions determined by the Company’s Board of Directors. At December 31, 2003, no restricted stock-awards had been granted.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding-December 31, 2001	632,240	31,760	$9.25
Forfeited	(135,000)	—	9.25
Options outstanding-December 31, 2002	497,240	31,760	9.25
Granted	45,000	—	9.25
Forfeited	(60,000)	—	9.25
Options outstanding-December 31, 2003	482,240	31,760	$9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or the date the employee ceases to be employed by the Company.

At December 31, 2003, options to purchase 514,000 shares were outstanding, of which 222,775 were vested. All options outstanding have an exercise price of $9.25. No options have been exercised.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than market price on the measurement date.  There were no stock options granted in 2002 or 2001, and all options granted in 2003 and 2000 were issued at or above market price, and therefore no stock-based compensation was recorded.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on January 1, 2003, with no impact to its financial position and results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company implemented SFAS No. 148 on January 1, 2003, regarding disclosure requirements for condensed financial statements for interim periods.  The Company has not yet determined whether it will voluntarily change to the fair-value-based method of accounting for stock-based employee compensation.  The following table illustrates the effect on net income had compensation for the Company’s stock option plans been determined consistent with SFAS No. 123:

	Years Ended December 31,
	2003	2002	2001
Net Income (loss) as reported	$17,826	$59,126	$(45,826)
Total stock-based employee compensation benefit (expense) determined under fair-value-based method for all rewards, net of tax	103	1,318	1,021
Pro Forma net income (loss)	$17,929	$60,444	$(44,805)

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

Weighted Average	Years Ended December 31,
	2003	2002	2001
Risk free interest rate	5.8%	N/A	N/A
Expected life	10 years	N/A	N/A
Expected volatility	0	N/A	N/A
Fair value of options granted	$4.03	N/A	N/A

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

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity.  For mandatorily redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003.  It is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations or financial position.

Reclassification

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

The Company has two issues of Preferred Stock as described in Note F – Preferred Stock, contained in Notes to the Consolidated Financial Statements.  Series A Preferred Stock has been historically classified in the mezzanine section of the Consolidated Balance Sheets due to the provision providing for mandatory redemption.  Both the Series A Preferred and the Series B Preferred include provisions for redemption at the option of holders in certain circumstances including a sale or merger of the Company and redemption at the option of the Company.  The Series B Preferred has been historically classified in the stockholders’ equity section of the Consolidated Balance Sheets, however the Company has determined that the Series B Preferred Stock should be classified in the mezzanine section as provided by guidance contained in EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  Under this guidance, classification in the permanent equity section is not considered appropriate if the preferred stock is redeemable upon majority vote of the Board of Directors and such board is controlled by the preferred security holders.  At December 31, 2003, preferred security holders comprised 50% of the Board of Directors.  As a result, the Series B Preferred Stock is being reclassified into the mezzanine section of the Consolidated Balance Sheets.

On March 31, 2004, the Board of Directors elected a seventh member who is not a preferred security holder.  As a result, the preferred security holders will no longer control the Board of Directors and the Series A and Series B Preferred Stock will be classified in the permanent equity section of the Consolidated Balance Sheets at March 31, 2004.  In addition, on March 31, 2004, the Board of Directors approved an amendment to the Series A Preferred Stock agreement to remove the mandatory redemption provision.

NOTE B – SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Years Ended December 31,
	2003	2001	2001
Deferral if Sponsor Note Quarterly Interest Payments	$—	$—	$17,735
Capital lease obligation incurred for lease of computer hardware	2,396	—	—
Inventory put in service as fixed asset	1,856	—	—

NOTE C - DISCONTINUED OPERATIONS, RESTRUCTURING AND IMPAIRMENT

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

2.               On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”), to JAFCO MBO Co., Ltd. (“JAFCO”) pursuant to a Stock Purchase Agreement dated as of November 27, 2002, between the Company and JAFCO.  The sale involved two separate transactions: (1) the purchase by JAFCO of 100% of the outstanding shares of BTJ for 6.5 billion yen, and (2) a one-time, up-front payment by BTJ to the Company of 4.0 billion yen under certain distribution and licensing agreements.  Under such agreements, BTJ will continue to operate under the name “BancTec Japan”.  After foreign currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds.  For financial statement purposes, the Company treated the sale as a discontinued operation under SFAS No. 144, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30.  BTJ’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes.  During 2002, the Company recorded a gain on the disposal of the business of $63.0 (net of income tax expense of $0).  Revenue from the discontinued operations of BTJ for the fiscal years 2002 and 2001 was $63,213 and $78,473, respectively.  Pretax income from the discontinued operations of BTJ for fiscal 2002 and 2001 was $5,451 and $13,856, respectively.  The assets related to BTJ were previously classified in the International segment (See Note K for the discussion of segment data).

Restructuring.  As a part of the Company’s focus on cost efficiency, management has targeted and accrued for ongoing staff reductions.  Severance charges are included in the Cost of sales, Selling, general and administrative and Product development expense line items in the accompanying Consolidated Statements of Operations.  At December 31, 2001, the Company’s balance sheet accrual for severance was approximately $4.5 million.  During 2002, the Company recorded additional accruals of approximately $1.9 million and recorded payments of approximately $4.8 million against these accruals, resulting in a liability balance of $1.6 million at December 31, 2002.  During 2003, the Company recorded additional accruals of approximately $2.1 million and recorded payments of approximately $3.2 million against these accruals, resulting in a liability balance of $0.5 million at December 31, 2003.  As of December 31, 2003, approximately 720 employees have been terminated since 2001, including employees in production, product development, sales and marketing and other administrative functions.

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

NOTE D - INVENTORIES

Inventory consists of the following:

	December 31,
	2003	2002
	(In thousands)
Raw materials	$6,035	$5,374
Work-in-progress	7,168	9,995
Finished goods	10,705	10,159
	$23,908	$25,528

NOTE E - DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	December 31,
	2003	2002
	(In thousands)
7.5% Senior Notes, due 2008	$93,975	$97,875
Revolver	—	—
Senior Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
	197,823	201,723
Less: Current portion	—	—
	$197,823	$201,723

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  On November 27, 2002, the Company and Heller entered into an amendment to the Revolver that added pledged cash to the borrowing base.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At December 31, 2003, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $18.7 million.  The balance remaining under the Revolver that the Company can draw was $17.2 million at December 31, 2003 ($21.2 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At December 31, 2003, the Company’s weighted average rate on the Revolver was 4.75%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at December 31, 2003 of $19.6 million represents cash pledged under the terms of the Revolver.  The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  On July 30, 2002, the Company and Heller amended the Revolver, which reduced the Company’s fixed charge coverage ratio covenant during the first, second and third quarters of 2002, and reduced the minimum undrawn availability requirement from $10.0 million to $4.0 million.  At December 31, 2003, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. As of December 31, 2002, the Company is in compliance with all covenants. During 2001, the Company repurchased Senior Notes with a face amount of $39.0 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $23.9 million.  During 2001, the Company repurchased Senior Notes with a face amount of $13.1 million.  The Company wrote of a proportionate share of deferred financing-fees, resulting in a gain of approximately $6.8 million.  During 2003, the Company repurchased Senior Notes with a face amount of $3.9 million.  The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.1 million.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note is issued in U.S. dollars, with interest at 10.0% due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The payments began September 30,

1999. However, as provided under the agreement, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  For the years ended December 31, 2001 and 2000, the Company increased the outstanding deferred-interest notes by $17.7 million and $16.1 million, respectively.  These increases were comprised of the $4.0 million quarterly deferrals, plus financing fees and interest thereon. At December 31, 2001, the Company had $33.8 million outstanding in WCAS notes representing deferred interest. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS did not elect to defer quarterly payments due since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90 million principal payment on the Sponsor Note.  The Company wrote off a proportionate share of deferred financing-fees totaling $3.8 million.

Capital Leases.  During the first quarter of 2003, the Company entered into a capital lease for $2.4 million that pertained to computer hardware.  Amounts due under capital leases are recorded as liabilities.  The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Consolidated Balance Sheets.  Amortization of assets recorded under capital leases is included in depreciation expense.  The current obligations under capital leases are classified in the Current Liabilities section of the Consolidated Balance Sheets and the non-current portion of capital leases are included in Other Liabilities.

The Company had no outstanding foreign-credit balances as of December 31, 2003.

As of December 31, 2003 the future maturities of debt are as follows:

Year	(In thousands)
2004	$—
2005	—
2006	—
2007	—
2008	93,975
Thereafter	103,848
$197,823

The Company paid cash totaling $19.7 million, $28.5 million, and $15.9 million, for interest during the twelve months ended December 31, 2003, 2002, and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company capitalized no interest costs.

NOTE F - PREFERRED STOCK

SERIES A PREFERRED STOCK

In consideration for amending the Company’s credit agreements with its Lenders, in September 2000, the Company issued 100,000 shares of $0.01 par value Series A Preferred Stock to WCAS, its primary owners. In exchange, WCAS contributed an additional $15.0 million in cash to the Company. Dividends on the Series A Preferred accrue quarterly at an annual dividend rate of 7.0% of the then Stated Value. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends.  The Company has the right to redeem the Series A Preferred at any time by paying for each share the Stated Value per share as of the redemption date. In addition, upon the occurrence of certain events, as defined, and upon the approval of a majority of the holders of the Series A Preferred, the Company would be required to redeem the shares.  An amendment to the agreement covering the Series A preferred stock to remove the mandatory redemption date was approved by the Board of Directors on March 31, 2004.  Each share of Series A Preferred includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share. Common stock exercisable by the warrant totals 750,000 shares and may be exercised at any time from the date of purchase.  The Company allocated the proceeds from the Series A preferred-stock issuance based upon the relative fair-value of the preferred stock and warrants which resulted in recording preferred stock of $11.3 million and warrants of $3.7 million. The related discount is being accreted over a period of 8 years.

On November 1, 2002, Intermediate Holding contributed $100,000 to the Company in exchange for 667 shares of Series A preferred stock of the Company.  These shares do not include warrants.

For the years ended December 31, 2003 and 2002, accretion of the related discount and accrued but unpaid dividends totaled $1.7 million and $1.6 million, respectively, increasing the carrying amount to $16.6 million and $14.9 million, respectively.

As of December 31, 2003, the stated value of the Series A Preferred, including accumulated but unpaid dividends, was $187.82.

SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of  $0.01 par value Series B Preferred Stock (“Series B Preferred”) to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. Dividends on the Series B Preferred accrue quarterly at an annual dividend rate of 25.0% of the then “Stated Value.” The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value at December 31, 2003, is $10.0 million, including accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time by paying for each share the Stated Value per share as of the redemption date. In addition, upon the occurrence of certain events, as defined, and upon the approval of a majority of the holders of the Series B Preferred, the Company would be required to redeem the shares. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments (for anti-dilution).  The Company is required to keep available approximately 640,000 common shares for issuance upon conversion of all outstanding shares of Series B Preferred.

 See NOTE A - Summary Of Significant Accounting Policies under Reclassification, contained in Notes to the Consolidated Financial Statements, for a discussion of the reclassification of the Series B Preferred Stock out of permanent equity to the mezzanine section of the Consolidated Balance Sheets under the guidance of EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”

For the years ended December 31, 2003 and 2002, accrued but unpaid dividends totaled $2.3 million and $1.8 million, respectively.  As of December 31, 2003, the stated value of the Series B Preferred, including accumulated but unpaid dividends, was $298.66.

NOTE G - OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	December 31,
	2003	2002
	(In thousands)
Salaries, wages and other compensation	$12,843	$12,169
Accrued taxes, other than income taxes	5,312	8,794
Advances from customers	907	586
Accrued interest payable	3,211	4,951
Accrued invoices and costs	2,114	2,395
Other	12,514	17,988
	$36,901	$46,883

NOTE H - TAXES

The income tax expense (benefit) on income (loss) from continuing operations consists of the following:

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$(1,014)	$(629)	$—
State	163	641	—
Foreign	3,277	332	445
Total current	2,426	344	445
Deferred:
Federal	—	—	—
Foreign	(13,796)	—	—
Total deferred	(13,796)	—	—
	$(11,370)	$344	$445

The difference between the income tax provision on income (loss) from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

	Years Ended December 31,
	2003	2002	2001
Provision (benefit) at U.S. statutory rate of 35% for all periods	$2,259	$343	$(18,290)
Increase in tax expense resulting from:
Impact of foreign and Puerto Rico income tax rate	(236)	450	51
State income tax, net of federal income tax benefit	(9)	457	—
Expiration of net operating losses	—	—	400
Goodwill amortization	—	—	774
Change in estimate on valuation allowance realization	(13,796)	—	—
Change in valuation allowance	1,457	(304)	17,799
Other	(1,045)	(602)	(289)
	$(11,370)	$344	$445

The Company paid cash totaling $1.5 million and $0.3 million for income taxes on continuing operations during the years ended December 31, 2003 and 2002, respectively.  The Company received net cash refunds of $0.1 million for income taxes on continuing operations during the year ended December 31, 2001.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (dollars in thousands):

	December 31,
	2003	2002
	(In thousands)
Gross deferred tax assets:
Net operating losses	$38,106	$34,857
AMT credit carryforwards	328
Inventory reserves	5,360	5,742
Receivable allowance	301	557
Intangible assets previously deducted	1,341	1,777
Deferred revenues	23,152	20,129
Deferred compensation	2,443	2,503
Foreign timing differences, net	3,835	2,505
Taxes paid on intercompany profits	938	953
Other	5,129	9,539
Total gross deferred tax asset	80,933	78,562
Gross deferred tax liabilities:
Depreciation	(1,646)	(2,520)
Other	(679)	(307)
Total gross deferred tax liability	(2,325)	(2,827)
Deferred tax asset valuation reserve	(64,812)	(75,735)
Net deferred tax asset	$13,796	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future.  The valuation allowance for deferred tax assets as of December 31, 2003 and December 31, 2002 was $64,812,000 and $75,735,000, respectively.  The net change in the total valuation allowance for the year ended December 31, 2002 was a decrease of $29,658,000, of which $29,354,000 related to the gain on the disposal of discontinued operations and $304,000 related to income from continuing operations.  The net change in the total valuation allowance for the year ended December 31, 2003 was a decrease of $10,923,000, of which $13,796,000 related to release of valuation allowance, $1,416,000 related to prior year true-ups and corrections, and $1,457,000 related to income from continuing operations.

Company’s effective tax rate was (176.1%), 5.1% and (17.2%) for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company’s net operating loss carryforwards of $100.4 million expire as follows: $14.5 million in the period from 2004 through 2007, $1.0 million in the period from 2008 through 2012, $78.1 million in the period from 2013 through 2025, and $6.8 million with no expiration.

Components of income (loss) from continuing operations before income tax expense (benefit) are as follows:

	Years Ended December 31,
	2003	2002	2001
United States	$(5,788)	$(3,384)	$(49,105)
Foreign	12,244	4,084	(3,153)
Total income (loss)	$6,456	$700	$(52,258)

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $35.9 million, $17.5 million, and $18.0 million at December 31, 2003, 2002 and 2001, respectively. No taxes have been provided on these undistributed earnings as they are considered to be permanently reinvested.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company’s Employees’ Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. Beginning in February 2001, the Company’s 401(k) Plan changed to match 50.0% of the participants’ qualifying total pre-tax contributions, up to a maximum that is tied to the Company’s achievement of certain financial objectives.  Amounts expensed under the plan for the years ended December 31, 2003, 2002 and 2001 were $0.0 million, $0.0 million and $0.5 million, respectively.

The Company’s subsidiary in United Kingdom provides pension benefits to retirees and eligible dependents. Employees eligible for participation include all full-time regular employees who are more than three years from retirement. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation.

The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension fund.

	Years Ended December 31,
	2003	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$14,032	$14,768	$13,199
Service cost	465	682	704
Interest cost	915	933	785
Participant’s contributions	497	456	417
Actuarial (gain) loss	8,498	(4,224)	—
Amendments	92	141	—
Benefits paid	(123)	(134)	(26)
Foreign-exchange rate changes	2,480	1,410	(311)
Benefit Obligation at end of year	26,856	14,032	14,768

Change in Plan Assets
Estimated fair value of plan assets at beginning of year	8,678	8,700	9,244
Actual return on plan assets	2,123	(2,199)	(1,474)
Employer contribution	990	998	771
Employee contribution	497	456	417
Benefits paid	(123)	(134)	(26)
Foreign-exchange rate changes	1,269	857	(232)
Estimated fair value of plan assets at end of year	13,434	8,678	8,700

Funded status	(13,422)	(5,354)	(6,068)
Unrecognized actuarial loss	8,541	831	2,131
Unrecognized transition cost	—	275	507
Accrued benefit cost	$(4,881)	$(4,248)	$(3,430)
Weighted-average assumptions as of December 31, 2002
Discount Rate	5.8%	6.3%	5.8%
Expected asset return	7.6%	7.0%	6.8%
Rate of compensation increase	2.5%	1.2%	2.5%

The components of the net periodic benefit cost are as follows:

	Years Ended December 31,
	2003	2002	2001
Service Cost	$465	$682	$704
Interest Cost	915	933	785
Expected return on plan assets	(655)	(644)	(640)
Amortization of transition amount	280	266	256
Amortization of prior service cost	92	141	—
Recognized actuarial loss	49	45	—
Net periodic benefit cost	$1,146	$1,423	$1,105

NOTE J - WARRANTY LIABILITY

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying condensed consolidated balance sheet during the year ended December 31, 2003 are summarized as follows:

(In thousands)
Balance at December 31, 2002	$139
Warranties issued	75
Claims paid/settlements	(74)
Changes in liability for pre-existing warranties	—
Balance at December 31, 2003	$140

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases. The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the years ended December 31, 2003, 2002, and 2001 was $7.9 million, $8.9 million, and $11.5 million, respectively.

Future minimum payments under non-cancelable operating leases, net of expected sublease income of $0.2 million in calendar year 2004, are as follows:

Year	(In thousands)
2004	$5,832
2005	4,216
2006	3,415
2007	2,524
2008	1,901
Thereafter	1,703
$19,591

The Company believes that its facility leases can be either renewed or replaced with alternate facilities at comparable cost.

Litigation. A lawsuit captioned Cerberus International, Ltd., et al. vs. BancTec, Inc., et al. (Case No. 03600287) was filed on January 28, 2003 in the Supreme Court of the State of New York for the County of New York naming as defendants the Company and certain of its affiliates.  The complaint alleges that the Company improperly made a payment to the holder of the Sponsor Note.  The complaint seeks damages of not less than $89 million as a result of the alleged improper payment and the imposition of a constructive trust on monies paid by the Company to the holder of the Sponsor Note.  The Company’s $90 million payment to the holder of the Sponsor Notes was disclosed in the Company’s Current Report on Form 8-K dated November 27, 2002.  This action is in its earliest stages.  The Company believes that the allegations are without merit and intends to defend against them vigorously.

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

The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company, any liability that may ensue would not have a material adverse impact on the financial position or results of operations or cash flows of the Company.

NOTE L - BUSINESS SEGMENT DATA

Management has chosen to structure the organization around product lines and geography.

In 2001, the Company segmented its operations based on geographical U.S. Solutions (“USS”) and International Solutions (“INTL”), and product lines, Computer and Network Services (“CNS”).  INTL reporting includes both the U.S. and international operations of Plexus® products (“Plexus”).  For 2003, CNS reporting includes start-up service operations in Canada and Europe.

US Solutions and International Solutions. USS and INTL offer similar systems-integration and business-process solutions and services and market to similar types of customers. The solutions offered primarily involve high-volume transaction processing using advanced technologies and processes. Key applications include payment and check processing, document imaging and workflow, and ongoing service and support. These segments provide their products and services to customers, including financial-services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and transportation firms.  USS develops and sells the Company’s Pay Courier Archive solution. Plexus offers a complete suite of Internet-enabled document imaging and workflow software-solutions under the Plexus® brand.

Computer and Network Services. The Company is a leading provider of integrated desktop and desk side support, and personal computer repair services in the United States to many customers, including many Fortune 1000 companies. One focus of CNS is providing warranty fulfillment services and related support to manufacturers of desktop/enterprise products. Another focus is the support of desktop/enterprise applications.

Data for all years excludes the impact of discontinued operations.

Whenever possible, the Company uses market prices to determine inter-segment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.

Table 1—New Segments

	US Solutions	Computer & Network Services	International	Corp/Elims	Total

For the year ended December 31, 2003

Revenue from external customers	$138,882	$128,209	$111,800	$—	$378,891
Intersegment revenues	2,324	—	7,074	(9,398)	—
Segment gross profits	31,962	19,337	39,091	298	90,688
Segment operating income (loss)	8,107	10,829	12,973	(8,039)	23,870
Segment identifiable assets	82,384	21,116	57,702	78,313	239,515
Capital appropriations	2,103	1,607	3,966	2,443	10,119

For the year ended December 31, 2002

Revenue from external customers	$145,652	$137,062	$96,719	$—	$379,433
Intersegment revenues	2,320	—	13,940	(16,260)	—
Segment gross profits	31,482	33,692	29,187	1,844	96,205
Segment operating income (loss)	(563)	23,559	6,987	(4,746)	25,237
Segment identifiable assets	101,076	33,818	41,212	55,289	231,395
Capital appropriations	3,500	1,757	1,635	313	7,205

For the year ended December 31, 2001

Revenue from external customers	$164,162	$147,016	$116,086	$—	$427,264
Intersegment revenues	13,740	—	21,942	(35,682)	—
Segment gross profits	3,130	21,830	30,117	808	55,885
Segment operating income (loss)	(35,198)	1,260	(1,694)	(2,847)	(38,479)

NOTE M - GEOGRAPHIC OPERATIONS

The Company operates in the following geographic areas: the United States, the UK, and other international areas consisting primarily of Canada, France, Sweden, Germany, and the Netherlands. Inter-area sales to affiliates are accounted for at established transfer prices.

Sales to unaffiliated customers and affiliates for the years ended December 31, 2003, 2002 and 2001, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:

	United States	United Kingdom	Other Inter- national	Elimina- tions	Consoli- dated
Year ended December 31, 2003
Sales to unaffiliated customers	$273,474	$51,881	$53,536	$—	$378,891
Inter-area sales to affiliates	7,521	1,281	596	(9,398)	—
Long-lived assets other than deferred taxes	112,639	3,882	3,893	(24,206)	96,208

Year ended December 31, 2002
Sales to unaffiliated customers	$289,865	$39,214	$50,354	$—	$379,433
Inter-area sales to affiliates	13,096	1,819	1,345	(16,260)	—
Long-lived assets other than deferred taxes	129,744	2,355	3,351	(27,580)	107,870

Year ended December 31, 2001
Sales to unaffiliated customers	$323,122	$49,198	$54,944	$—	$427,264
Inter-area sales to affiliates	32,145	1,997	1,540	(35,682)	—
Long-lived assets other than deferred taxes	152,347	3,566	5,442	(24,286)	137,069

NOTE N - SUMMARIZED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2003
	Q1	Q2	Q3	Q4	Total
Revenue	$90,752	$97,043	$97,403	$93,693	$378,891
Gross profit (loss)	22,488	24,883	24,040	19,277	90,688
Income (loss) from continuing operations	(146)	303	4,217	13,452	17,826
Net income (loss)	(146)	303	4,217	13,452	17,826

AS RESTATED

	Year Ended December 31, 2002
	Q1(1)	Q2(1)	Q3(1)	Q4(2)	Total
Revenue	$97,281	$95,574	$93,658	$92,920	$379,433
Gross profit (loss)	22,970	20,880	27,442	24,913	96,205
Income (loss) from continuing operations	(3,973)	75	945	3,309	356
Net income (loss)	(9,962)	955	1,501	66,632	59,126

(1)          Subsequent to the issuance of the Company’s financial statements as of and for the quarters ended March 31, June 30 and September 30, 2002 and the filing of Form 10-Q for the respective quarters of 2002, management determined that certain revenue items totaling $1.6 million were not recorded in the proper period.  Accordingly, the summarized quarterly data for the first, second and third quarters of 2002 has been restated from amounts reported in the 2002 Form 10-Q’s to appropriately report such revenues.  Also, during 2002, the Company recorded as a cumulative effect of a change in accounting principle, a non-cash charge of $6.9 million related to the write off of a portion of the carrying value of goodwill.  Net income for the quarter ended March 31, 2002 has been restated to reflect this write off.

(2)          During the fourth quarter of 2002, the Company recognized a gain of $63.0 million from the disposal of its wholly-owned subsidiary, BancTec Japan.

(3)          All quarters for 2002 have been restated to reflect the sale of the Company’s wholly-owned subsidiary, BancTec Japan, as a discontinued operation.

NOTE O - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at December 31, 2003 consist of foreign-currency translation adjustments related to the Company’s international operations (a gain of $1.4 million) and minimum pension liability related to the Company’s subsidiary in the United Kingdom ($6.2 million).

NOTE P - SUBSEQUENT EVENTS

None

BANCTEC, INC.

All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

The Company has addressed certain of the individual internal-control weaknesses noted by D&T and KPMG, but analysis of internal control factors continues on an ongoing basis.  Steps that have been implemented to address internal-control weaknesses include policies covering loss contracts, inventory reserves, allowance for doubtful accounts, revenue recognition, and project costing.  In addition, as a result of Exchange Act Rule 13a-14, the Company has begun to put in place procedures addressing the adequacy of disclosure controls, including obtaining certifications from each member of management involved in the preparation and review of this Form 10-K.  The Company is continuing its efforts to correct the internal-control weaknesses noted by D&T and KPMG.  Although the Company believes that it has implemented adequate controls and procedures for the preparation of this report, the actions taken by the Company to correct certain of the previously identified weaknesses will not be fully tested by the Company’s independent accountants until the annual audit for the year ended December 31, 2005.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF BANCTEC, INC.

The following table sets forth the names, ages, and positions of each of the directors and executive officers of the Company as of March 31, 2004.

The Board of Directors elects executive officers annually. No family relationships exist among the directors or executive officers of the Company.  Except for traffic offenses or other minor offenses, no director or executive officer has been convicted or named in a criminal proceeding during the past five years.

Name	Age	Position
Craig D. Crisman	63	President and Chief Executive Officer
Brian R. Stone	44	Senior Vice President and Chief Financial Officer
Robert A. Minicucci	51	Chairman of the Board and Director
Coley Clark	58	Director
Gary J. Fernandes	60	Director
Eric J. Lee	32	Director
Sanjay Swani	37	Director

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

Mr. Clark has been a director of the Company since March 2004.  Mr. Clark joined EDS in 1971 and has been president of EDS Financial Global Industry Solutions since 1996.  Mr. Clark is also director of Solcorp, Ltd., a provider of software products to the global life insurance industry and FundsXpress, a software provider to the financial industry.  He is also advisory director of Waveset, a secure identity management solutions provider.

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

Audit Committee

On March 15, 2004, the Audit Committee consisted of Sanjay Swani, Eric J. Lee, and Gary J. Fernandes.  No member of the Audit Committee was an officer of the Company.  No member of the Audit Committee was formerly an officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation earned during the fiscal years ended December 31, 2003, 2002 and 2001, by the Company’s Chief Executive Officer and each of the Company’s four other most highly compensated executive officers earning in excess of $100,000 per year (based upon salary and bonus earned during the fiscal year ended December 31, 2003).

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position(s)	Fiscal Year	Salary($)	Bonus ($) (1)	Restricted Stock Awards($)	Securities underlying options (#) (2)	All Other Compensation ($) (3)
Craig D. Crisman President and Chief Executive Officer	2003 2002 2001	450,000 432,675 294,219	158,063 357,563 267,750	0 0 0	0 0 0	0 0 0
Brian R. Stone (6) Senior Vice President and Chief Financial Officer	2003 2002 2001	325,000 310,831 214,583	114,156 255,612 193,460	0 0 0	0 0 0	0 0 0

(1)          Reflects bonus earned during each fiscal year.

(2)          Options to acquire shares of Common Stock.

(3)          Includes cash compensation received for severance payments to Mr. Staedke and Mr. Kildebeck (2002).

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

Option Grants in 2003

The Company did not grant options to any of the named executive officers during 2003.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values

None of the named executive officers hold options in the Company.

Compensation of Directors

Directors of the Company are not compensated for their services.

Employment Agreements

During 2003, Mr. Crisman was compensated at an annualized salary rate of $450,000.  Mr. Crisman also received a bonus of $158,063 for his services during 2003. Effective July 1, 2002, the Company entered into an employment agreement with Mr. Crisman which provides for the payment of an annual base salary of $450,000, subject to annual review by the Board of Directors, and a discretionary bonus. The agreement initially expired on December 31, 2002 and automatically renews for successive one-year periods unless terminated by either party. The agreement provides for severance in an amount equal to the sum of the then-current salary and the bonus awarded in the preceding 12-month period, in the case of termination for reasons other than cause or without good reason.

During 2001, the Company retained the services of Brian R. Stone, a consultant of ACR/BI Limited Partnership, as Chief Financial Officer of the Company. During 2002, the Company paid to ACR/BI Limited Partnership a monthly fee of $27,083 through July 2002.  The Company entered into an employment agreement with Mr. Stone, dated July 1, 2002, which provides for the payment of an annual base salary of $325,000, subject to annual review by the Board of Directors, and a discretionary bonus.  Mr. Stone was compensated at an annualized rate of $325,000 and a bonus of $114,156 for his services during 2003.  The agreement initially expired on December 31, 2002 and automatically renews for successive one-year periods unless terminated by either party. The agreement provides for severance in an amount equal to the sum of the then-current salary and the bonus awarded in the preceding 12-month period, in the case of termination for reasons other than cause or without good reason.

Compensation Committee and Option Committee Interlocks and Insider Participation

The Company did not have a Compensation Committee from the July 23, 1999 merger date through December 3, 2000. From December 4, 2000 through December 31, 2001, the Compensation Committee was composed of Robert A. Minicucci and Anthony J. de Nicola (a former director of the Company).  From January 1, 2002 through December 31, 2003, the Compensation Committee was composed of Robert A. Minicucci.

From July 1, 2000 through December 3, 2000, the Option Committee was composed of Robert A. Minicucci, Anthony J. de Nicola, and Murray Holland (a former director of the Company) and from December 4, 2000 through December 31, 2001, the Option Committee was composed of Robert A. Minicucci and Anthony J. de Nicola.  From January 1, 2002 through December 31, 2003, the Option Committee was composed of Robert A. Minicucci.

No member of the Compensation Committee or the Option Committee was an officer or employee of the Company. No member of the Compensation Committee or the Option Committee was formerly an officer of the Company.

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

In its considerations, the Committee did not assign quantitative relative weights to different factors or follow mathematical formulae.  Rather, the Committee exercised its discretion and made a judgment after considering the factors it deemed relevant.  The Committee’s decisions regarding 2003 executive compensation were designed to: (1) align the interest of executive officers with the interests of the stockholders by providing performance-based awards; and (2) allow the Company to compete for and retain executive officers critical to the Company’s success by providing an opportunity for compensation that is comparable to the levels offered by similar companies.

The Company has entered into written employment agreements with each of its executive officers.  See “Employment Agreements.”

2003 Total Compensation for the Chief Executive Officer.  Craig D. Crisman. When Mr. Crisman became the company’s Chief Executive Officer, the Committee designed a compensation plan which was consistent with that provided to the company’s other executive officers. Although a significant portion of Mr. Crisman’s 2003 compensation consisted of bonus plan payments based on company performance, the Committee did not rely entirely on predetermined formulas or a limited set of criteria when it evaluated the performance of the company’s Chief Executive Officer. The Committee considered:

•                  Management’s overall accomplishments;

•                  Mr. Crisman’s individual accomplishments; and

•                  The company’s financial performance.

The Committee designed a compensation package for Mr. Crisman that provided a competitive salary with the potential of significant bonus plan compensation in the event the company performed well under his leadership. For 2003, Mr. Crisman’s annual salary level as Chief Executive Officer was $450,000 and his total bonus compensation was $158,063.

Base Salary.  The base salary for each executive officer is determined at levels considered appropriate for comparable positions at similar companies.

Variable Incentive Awards.  To reinforce the attainment of Company goals, the Committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive-pay.  The Company maintains an incentive plan under which the executive officers may earn an award as a percentage of their base compensation, if the Company meets the EBITDA profit objective set by the Compensation Committee at the beginning of the fiscal year.  During 2003, these objectives were determined on a quarterly basis, and as a result of the Company meeting a portion of those objectives, awards were paid to Messrs. Crisman and Stone in the amounts discussed under “Employment Agreements.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2004 regarding the ownership of Common Stock, Class A Common Stock, and Preferred Stock of: (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the named class of Stock; (2) each director of the Company; (3) each executive officer named in the Summary Compensation Table; and (4) all executive officers and directors of the Company as a group. Percentage of ownership is based on 17,003,838 shares of Common Stock and 1,181,946 shares of Class A Common Stock (both issued and outstanding at March 15, 2004), 100,667 shares of Series A Preferred Stock (Preferred A), and 35,520 shares of Series B Preferred Stock (Preferred B) outstanding as of March 15, 2004.  The assumed exercise of the Series A Preferred warrants (“Series A Warrants”) and the assumed conversion of the Series B Preferred (“Series B Conversion Rights”) results in 750,000 and 640,000 additional shares, respectively, of Common Stock. Additionally, the assumed exercise of options results in 185,150 additional shares of Common Stock. Included in the Number of Shares Beneficially Owned are shares attributable to stock options, stock warrants, and conversion rights that are exercisable as of, or will be exercisable within 60 days after, March 15, 2004.

Name of Beneficial Owner (1)	Class of Shares Held (2)	Number of Shares Beneficially Owned (3) (4)	Percent of Outstanding Class of Stock
BancTec Intermediate Holding, Inc.	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

BancTec Upper-Tier Holding, LLC (5)	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

Welsh, Carson, Anderson & Stowe VIII, L.P. (6)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

WCAS Capital Partners III, L.P. (7)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

WCAS Information Partners, L.P. (8)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Robert A. Minicucci(9)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Eric J. Lee(10)	Common	0	*
320 Park Avenue, Suite 2500	Preferred A	0	*
New York, NY 10022	Preferred B	0	*

Gary J. Fernandes(11)	Common	19,575,784	100.0%
100 Crescent Court, Suite 230	Preferred A	100,667	100.0%
Dallas, TX 75201	Preferred B	35,520	100.0%

Sanjay Swani(12)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Craig D. Crisman(13)	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

Brian R. Stone(13)	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

All executive officers and directors as a group	Common	19,575,784	100.0%
(6 persons)	Preferred A	100,667	100.0%
	Preferred B	35,520	100.0%

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

(5)          BancTec Upper-Tier Holding, LLC holds 100% of the outstanding capital stock of BancTec Intermediate Holding, Inc., which in turn holds 100% of all classes of capital stock, including warrants.

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

(10) Mr. Lee is not a general partner of Welsh, Carson, Anderson & Stowe VIII.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, and their respective affiliates (collectively, the “KPMG Entities”) have been retained as the company’s independent auditors for the 2003 fiscal year. The following table presents the aggregate fees billed by the KPMG Entities, for services provided during 2002 and 2003:

	2002(4)	2003(3)(4)
Audit Fees (1)	$486	$515
Audit-Related Fees	—	—
Tax Fees (2)	601	1,330
All Other Fees	7	9
Total	$1,094	$1,854

(1)               Audit fees consisted of audit work performed in the preparation of the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as statutory audits and reviews of interim financial information.

(2)               Tax fees consist principally of assistance related to tax compliance and reporting.

(3)               All audit and audit-related fees were approved by the Audit Committee.

(4)               The Audit Committee approves in advance all audit services, audit-related services and tax-related services provided by the Company’s independent public accountants. Pursuant to the pre-approval policy adopted by the Board of Directors in 2003, the Audit Committee also approves all other services provided by the independent public accountants in advance on a case-by-case basis. All engagements of the independent public accountants in 2003 were pre-approved pursuant to the policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          (1) and (2) Financial Statements: See Index to Financial Statements and Schedules.

(b)         Reports on Form 8-K:

None

(c) Exhibits:

3.1 — Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

10.14 – Fifth Amendment to Loan and Security Agreement, dated as of May 7, 2003, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.15 – Sixth Amendment to Loan and Security Agreement, dated as of September 1, 2003, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

21.1 — Subsidiaries of Registrant

31.1 — Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2 — Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1 – Certificate of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act.

32.2 – Certificate of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act.

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

SCHEDULE II

BANCTEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C	Column D		Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions (a) (b) (c)		Balance at end of period
Allowance for Doubtful Accounts
Year ended December 31, 2003	$2,216	$(999)	$(91	)(a)	$1,126
Year ended December 31, 2002	7,636	(5,215)	$(205	)(a)	2,216
Year ended December 31, 2001	8,256	3,891	(4,511	)(a)	7,636

Reorganization Accrual
Year ended December 31, 2003	$—	$—	$—	(b)	$—
Year ended December 31, 2002	48	—	(48	)(b)	—
Year ended December 31, 2001	115	—	(67	)(b)	48

(a)          Write-off of uncollectible accounts.

(b)         Severance and related payments.

(c)          Payment of recapitalization charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/ Craig D. Crisman
Craig D. Crisman
President and Chief Executive Officer

Dated: April 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Craig D. Crisman	President and Chief Executive	April 2, 2004
Craig D. Crisman	Officer (Principal Executive
Officer); and Director

/s/ Brian R. Stone	Senior Vice President, Chief	April 2, 2004
Brian R. Stone	Financial Officer, and Treasurer
(Principal Accounting Officer);
and Director

/s/ Robert A. Minicucci	Chairman of the Board and	April 2, 2004
Robert A. Minicucci	Director

/s/ Eric J. Lee	Director	April 2, 2004
Eric J. Lee

/s/ Gary J. Fernandes	Director	April 2, 2004
Gary J. Fernandes

/s/ Sanjay Swani	Director	April 2, 2004
Sanjay Swani

/s/ Coley Clark	Director	April 2, 2004
Coley Clark