Form 10-Q
period 2004-03-31
BANCTEC INC
filed 2004-05-20
CIK 318378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at May 12, 2004

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $14,762 and $19,578 at March 31, 2004 and December 31, 2003	$59,911	$61,566
Accounts receivable, less allowance for doubtful accounts of $1,000 and $1,126 at March 31, 2004 and December 31, 2003	47,318	39,193
Inventories, net	24,354	23,908
Prepaid expenses	7,362	4,823
Other current assets	55	21
Total current assets	139,000	129,511

PROPERTY, PLANT AND EQUIPMENT, net	42,827	44,832

OTHER ASSETS:
Goodwill	41,476	41,476
Deferred income tax benefit	15,202	13,796
Other assets	9,734	9,900
Total other assets	66,412	65,172

TOTAL ASSETS	$248,239	$239,515

CURRENT LIABILITIES:
Current obligations under capital leases	$1,033	$1,105
Trade accounts payable	12,180	13,122
Other accrued expenses and liabilities	44,805	36,901
Deferred revenue	20,299	22,179
Maintenance contract deposits	46,909	44,540
Income taxes	1,777	1,717
Total current liabilities	127,003	119,564

OTHER LIABILITIES:
Long-term debt, less current maturities	197,823	197,823
Non-current maintenance contract deposits	32,574	30,837
Other noncurrent liabilities	16,627	16,750
Total other liabilities	247,024	245,410

Total liabilities	374,027	364,974
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK (Note 3)	—	16,568
SERIES B PREFERRED STOCK (Note 3)	—	10,609

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock – authorized, 1,000,000 shares of $0.01 par value at March 31, 2004 and December 31, 2003
Series A preferred stock – issued and outstanding, 100,667 shares at March 31, 2004 and December 31, 2003	17,008	—
Series B preferred stock – issued and outstanding, 35,520 shares at March 31, 2004 and December 31, 2003	11,263	—
Common stock authorized, 22,000,000 shares of $0.01 par value at March 31, 2004 and December 31, 2003:
Common stock-issued and outstanding 17,003,838 shares at March 31, 2004 and December 31, 2003	170	170
Class A common stock-issued and outstanding 1,181,946 shares at March 31, 2004 and December 31, 2003	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	125,944	127,038
Accumulated deficit	(269,812)	(269,020)
Accumulated other comprehensive loss	(14,099)	(14,562)
Total stockholders’ deficit	(125,788)	(152,636)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$248,239	$239,515

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)	(In thousands)
REVENUE
Equipment and software	$32,526	$34,759
Maintenance and other services	56,558	55,993
	89,084	90,752
COST OF SALES
Equipment and software	19,235	23,314
Maintenance and other services	50,505	44,950
	69,740	68,264

Gross profit	19,344	22,488

OPERATING EXPENSES
Product development	2,485	3,717
Selling, general and administrative	12,892	14,724
	15,377	18,441

Income from operations	3,967	4,047

OTHER INCOME (EXPENSE):
Interest income	138	57
Interest expense	(4,773)	(4,822)
Sundry, net	(494)	1,203
	(5,129)	(3,562)

INCOME (LOSS) BEFORE INCOME TAXES	(1,162)	485
INCOME TAX (BENEFIT) EXPENSE	(370)	631
NET LOSS	(792)	(146)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(1,094)	(927)
NET LOSS APPLICABLE TO COMMON STOCK	$(1,886)	$(1,073)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(792)	$(146)
Adjustments to reconcile to cash flows provided by operations:
Depreciation and amortization	3,974	5,286
Provision for doubtful accounts	(163)	94
Deferred income tax benefit	(1,406)	—
Loss on disposition of property, plant and equipment	131	233
Gain on extinguishment of long-term debt	—	(996)
Other non-cash items	104	73
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(7,962)	6,250
Increase in inventories	(529)	(5,085)
Increase in other assets	(2,407)	(52)
Increase (decrease) in trade accounts payable	(942)	2,014
Increase in deferred revenue & maintenance contracts deposits	489	12,235
Increase (decrease) in other accrued expenses and liabilities	9,772	(2,728)
Cash flows provided by operating activities	247	17,178

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,039)	(1,819)
Cash flows used in investing activities	(2,039)	(1,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(266)	(346)
Payments on long-term borrowing	—	(2,387)
Debt issuance costs	—	(81)
Cash flows used in financing activities	(266)	(2,814)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	403	(169)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,655)	12,376
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	61,566	31,595

CASH AND CASH EQUIVALENTS—END OF PERIOD	$59,911	$43,971

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid (refunded) during the period for:
Interest	$2,682	$4,519
Taxes	$1,006	$(494)

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

The accompanying unaudited condensed consolidated balance sheet at March 31, 2004, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended March 31, 2004 and 2003, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments or similar instruments with original maturities in excess of three months are valued at cost, which approximates market. Restricted cash at March 31, 2004, of $14.8 million represents the cash pledged under the terms of the Revolver.

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of March 31, 2004, and December 31, 2003, were $14.8 million and $15.0 million respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from three to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years.  Depreciation expense for the three months ended March 31, 2004 and 2003, were $4.0 million and $5.3 million respectively.

Revenue Recognition

The Company derives revenue from primarily two sources- 1) product sales- hardware and software which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufacturedequipment and third-party equipment,and 2) services- which consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs for the three months ended March 31, 2004, and 2003, were $2.5 million and $3.7 million respectively.

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

Incentive Options. During the year ended December 31, 2003, the Company granted 45,000 incentive options.  During the three months ended March 31, 2004, 369,500 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options. During the year ended December 31, 2003 and the three months ended March 31, 2004, no non-qualified options were granted.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. A portion of the non-qualified options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Restricted stock option awards. The amount, if any, to be paid by the award recipient to acquire the shares of stock pursuant to a restricted stock option award is a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock subject to the award on the date of grant. The restricted stock option awards are subject to vesting provisions determined by the Company’s Board of Directors. As of March 31, 2004, 50,000 stock options vesting over a three-year period were granted.

	Incentive Shares	Non-qualified Shares	Restricted Stock	Weighted Average Exercise Price
Options outstanding–December 31, 2002	497,240	31,760	—	9.25
Granted	45,000	—	—	9.25
Forfeited	(60,000)	—	—	9.25
Options outstanding–December 31, 2003	482,240	31,760	—	9.25
Granted	369,500	—	50,000	9.25
Forfeited	(24,500)	—	—	9.25
Options outstanding–March 31, 2004	827,240	31,760	50,000	9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or one month after the date the employee ceases to be employed by the Company.

At March 31, 2004, options to purchase 909,000 shares were outstanding, of which 266,700 were vested.  All options outstanding have an exercise price of $9.25.  No options have been exercised.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than market price on the measurement date.  All options granted in 2003 and 2004 were issued at or above market price, and therefore no stock-based compensation was recorded.

The following table illustrates the effect on net income as if compensation for the Company’s stock option plans had been determined consistent with SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(792)	$(146)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(20)	—
Pro Forma net loss	$(812)	$(146)

3.                                      RECLASSIFICATION

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

The Company has two issues of Preferred Stock as described in Note 13 – Preferred Stock, contained in Notes to the Condensed Consolidated Financial Statements.  Series A Preferred Stock has been historically classified in the mezzanine section of the Consolidated Balance Sheets due to the provision providing for mandatory redemption.  On March 31, 2004, the Board of Directors and the holder of the Series A Preferred Stock approved an amendment to the Series A Preferred Stock agreement to remove the mandatory redemption provision.

Both the Series A Preferred and the Series B Preferred include provisions for redemption at the option of holders in certain circumstances including a sale or merger of the Company and redemption at the option of the Company.  At December 31, 2003, the Series B Preferred was classified in the mezzanine section as provided by guidance contained in EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  Under this guidance, classification in the permanent equity section is not considered appropriate if the preferred stock is redeemable upon majority vote of the Board of Directors and such board is controlled by the preferred security holders.  At December 31, 2003, preferred security holders comprised 50% of the Board of Directors.  On March 31, 2004, the Board of Directors elected a seventh member who is not a preferred security holder.  As a result of the removal of the mandatory redemption provisions for Series A Preferred Stock and the addition of the seventh board member whereby the preferred security holders no longer control the Board of Directors, the Series A and Series B Preferred Stock are being reclassified into the permanent equity section of the Consolidated Balance Sheets at March 31, 2004.

4.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Capital lease obligation incurred for lease of computer hardware	$—	$2,048
Inventory put in service as fixed asset	83	—

5.                                      INVENTORIES

Inventory consists of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Raw materials	$5,916	$6,035
Work-in-progress	8,746	7,168
Finished goods	9,692	10,705
	$24,354	$23,908

6.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	60,253	59,789
Systems and software	59,837	58,927
Machinery and equipment	21,505	21,075
Furniture, fixtures and other	19,338	19,514
Buildings	27,676	27,653
	191,469	189,818
Accumulated depreciation and amortization	148,642	144,986
Property, plant and equipment, net	$42,827	$44,832

7.                                      OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Salaries, wages and other compensation	$12,638	$12,843
Accrued taxes, other than income taxes	4,882	5,312
Advances from customers	9,697	907
Accrued interest payable	4,969	3,211
Accrued invoices and costs	1,326	2,114
Other	11,293	12,514
	$44,805	$36,901

8.                                      DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
7.5% Senior Notes, due 2008	$93,975	$93,975
Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
	197,823	197,823
Less: Current portion	—	—
	$197,823	$197,823

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At March 31, 2004, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $14.8 million.  The balance remaining under the Revolver that the Company can draw was $15.5 million at March 31, 2004 ($19.5 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At March 31, 2004, the Company’s weighted average rate on the Revolver was 4.75%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at March 31, 2004 of $14.8 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  At March 31, 2004, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the first quarter of 2003, the Company repurchased Senior Notes with a face amount of $3.4 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.0 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim period ended March 31, 2003.  The estimated fair value of the Senior Notes as of March 31, 2004, is approximately $66.9 million based on an average value of the most recently completed market trades, resulting in a yield-to-maturity of approximately 20%.  The number of actual trades is limited; therefore the result may vary if a widely traded market environment existed.

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, Welsh, Carson, Anderson & Stowe (“WCAS’), elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of the Senior Note had sought to contest this payment.  See discussion under Legal Proceedings.  The estimated fair-value of the Sponsor Note and deferred interest and fees as of March 31, 2004, is approximately $64.4 million assuming a yield-to-maturity of 25%.

The Company had no outstanding balances on foreign credit agreements at March 31, 2004.

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

9.                                      GOODWILL AND INTANGIBLE ASSETS

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

Components of the Company’s goodwill include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142.  There were no changes in the carrying amount of goodwill by segment for the three months ended March 31, 2004 or March 31, 2003.

10.                               WARRANTY LIABILITY

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying condensed consolidated balance sheet during the three months ended March 31, 2004 are summarized as follows:

(In thousands)
Balance at December 31, 2003	$140
Warranties issued	45
Claims paid/settlements	(29)
Changes in liability for pre-existing warranties	—
Balance at March 31, 2004	$156

11.                               COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net loss	$(792)	$(146)
Foreign currency translation adjustments	463	(103)
Total comprehensive loss	$(329)	$(249)

12.                               BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas  (U.S. Solutions (“USS”) and International Solutions (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offers similar products as USS and consists primarily of operations throughout the world excluding the United States.

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the three months ended March 31, 2004

Revenue from external customers	$28,932	$31,616	$28,536	$—	$89,084
Intersegment revenue	746	—	2,108	(2,854)	—
Segment gross profits	7,314	1,449	11,001	(420)	19,344
Segment operating income (loss)	2,121	(531)	4,053	(1,676)	3,967
Segment identifiable assets	79,861	26,575	57,799	84,004	248,239
Capital appropriations	850	696	562	36	2,144

For the three months ended March 31, 2003

Revenue from external customers	$32,023	$30,820	$27,909	$—	$90,752
Intersegment revenue	544	—	1,202	(1,746)	—
Segment gross profits	7,084	5,967	9,427	10	22,488
Segment operating income (loss)	247	3,833	2,351	(2,384)	4,047
Segment identifiable assets	102,339	29,092	54,771	55,159	241,361
Capital appropriations	915	210	326	2,416	3,867

13.                               PREFERRED STOCK

SERIES A PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued.  The related discount is being accreted over a period of 8 years.  For the three months ended March 31, 2004, accretion of the related discount and accrued but unpaid dividends totaled $0.4 million, increasing the carrying amount to $17.0 million. As of March 31, 2004, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $190.07 per share.

SERIES B PREFERRED STOCK

For the three months ended March 31, 2004, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $0.7 million, increasing the carrying amount to $11.3 million.  As of March 31, 2004, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $317.08 per share.

14.                               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity.  For mandatorily redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003.  The Company has adopted SFAS No. 150 with no effect on the Company’s results of operations or financial position.

15.                               SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors Affecting the Company’s Business and Prospects” set forth in this report, and items described in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time.

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the three months ended March 31, 2004.  These factors include: the impact of check truncation, reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during the three months ended March 31, 2004, the USS and INTL segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

Expected economic and business conditions into the remainder of 2004 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Most of the Company’s product offerings represent a significant capital expenditure for its customers.  As a result, demand for systems solutions products offered by USS and INTL continues to be weak. The Company has concentrated on cost reductions and on existing offerings.  Product-development efforts are focused on payment, check and document processing technologies, in addition to investments in Electronic Document Management (“EDM”) vertical solutions, as well as hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004 and Three Months Ended March 31, 2003

Consolidated revenue of $89.1 million for the three months ended March 31, 2004 deceased by $1.7 million or 1.9% from the comparable prior-year period. The US Solutions (“USS”) revenue decrease of $3.1 million was partially related to a 12.9% decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future.  In addition, an 8.4% decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to the recent passage of laws in the United States related to check truncation.  Increases in International (“INTL”) of $0.6 million are the result of the introduction in the United Kingdom of document processing services and the impact of the weakening dollar on the conversion of revenue stated in foreign currencies.  An increase in Computer & Network Services (“CNS”) of $0.8 million resulted from the expansion by CNS of operations into Europe; somewhat offset by pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.  Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $19.3 million decreased by $3.2 million or 14.2% from the comparable prior-year period. Decreases in CNS of $4.6 million were partially offset by increases in USS of $0.2 million and in INTL of $1.6 million.  Although overall USS revenue decreased, the higher USS gross profit resulted from ongoing cost-containment efforts and manufacturing efficiencies.  As a result, the USS gross margin percentage increased from 22.1% to 25.3%.  Increases in INTL gross profit resulted partially from increased revenue, including the impact of currency conversion, and partially from a higher gross profit percentage, increasing from 24.9% to 35.0%. Continued efforts to provide proven deliverables as well as targeted new offerings, including EDM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the INTL gross profit.  CNS’ gross profit percentage decreased from 19.4% to 4.6%, resulting primarily from decreased revenue as well as margin pressure caused by increased competition and changes in the revenue mix.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is the primary contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $15.4 million decreased $3.0 million compared to the prior-year period. Operating expenses, by component, changed as follows: Product-development expenses decreased by $1.2 million or 32.4% primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  The use of outsourced product-development services also contributed to the reduction. Selling, general and administrative expenses (“SG&A”) decreased by $1.8 million or 12.2% due to decreased SG&A depreciation expense and on-going efforts to realign the cost structure.

Interest expense for the three months ended March 31, 2004 of  $4.8 million was unchanged from the comparable prior-year period.

Sundry items resulted in a net loss of $0.5 million during the three months ended March 31, 2004 as compared to a net income of $1.2 million during the comparable prior-year period.  This decrease is primarily due to foreign-exchange losses of $0.5 million during the current-year period, compared to a gain from the repurchase of Senior Notes of approximately $1.0 million and foreign-exchange gains of $0.2 million in the prior-year period.

An income tax benefit of $0.4 million for the three months ended March 31, 2004 compared to a corresponding prior-year period income tax provision of $0.6 million.  The income tax provisions for the prior-year period related primarily to income from the Company’s international subsidiaries.  During the fiscal year ended December 31, 2003, a $13.8 million release of valuation allowance was recorded to adjust the deferred tax assets to an amount management believes is more likely than not to be realized.  As a result, the net loss recorded for the three months ended March 31, 2004 resulted in realization of a net tax benefit.  The Company’s effective tax rate was approximately 31.8% for the three months ended March 31, 2004 as compared to 130.1% for the corresponding prior-year period.

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

The Company’s cash and cash equivalents totaled $59.9 million at March 31, 2004, compared with $61.6 million at December 31, 2003. Working capital increased $2.1 million during the three months ended March 31, 2004 to working capital of $12.0 million compared to working capital of $9.9 million at December 31, 2003.  The change in working capital included a current liability increase of $7.4 million from increased deferred revenue and maintenance contract deposits and accrued expenses, an accounts payable decrease of $1.0 million, an accounts receivable increase of $8.1 million and a prepaid expense increase of $2.5 million.

During the three months ended March 31, 2004, the Company relied primarily on cash flows generated from operating activities to fund operations. At March 31, 2004, the Company had available $34.3 million of borrowing capacity under the Revolver, of which the Company can draw $15.5 million.

Operating activities provided $0.2 million and $17.2 million of cash in the three months ended March 31, 2004 and 2003, respectively, a decrease of  $17.0 million.  Net loss increased $0.6 million from the prior -year period.  In addition, cash generated by changes in working capital assets and liabilities was $14.2 million less than in the prior-year period.

Investing activities used net cash of $2.0 million and $1.8 million in the three months ended March 31, 2004 and 2003, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $0.3 million and $2.8 million of net cash in the three months ended March 31, 2004 and 2003, respectively.  Both uses of cash related primarily to the reduction of the Company’s debt.

At March 31, 2004, the Company’s principal outstanding debt instruments consisted of (i) no balance outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At March 31, 2004, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $14.8 million.  The balance remaining under the Revolver that the Company can draw was $15.5 million at March 31, 2004 ($19.5 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At March 31, 2004, the Company’s weighted average rate on the Revolver was 4.75%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at March 31, 2004 of $14.8 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability.  At March 31, 2004, the Company was in compliance with all covenants under the Revolver.

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

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. The Sponsor Note matures on July 22, 2009.  As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of Senior Notes had sought to contest this payment.  See discussion under Legal Proceedings.

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted over a period of 8 years. For the three months ended March 31, 2004, accretion of the related discount and accrued but unpaid dividends totaled $0.4 million, increasing the carrying amount to $17.0 million. As of March 31, 2004, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $190.07 per share.

Preferred Stock – Series B. For the three months ended March 31, 2004, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $0.7 million, increasing the carrying amount to $11.3 million.  As of March 31, 2004, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $317.08 per share.

See Note 3 – Reclassification, contained in Notes to the Condensed Consolidated Financial Statements, for a discussion of the reclassification of the Series A and B Preferred Stock to the permanent equity section of the Condensed Consolidated Balance Sheets under the guidance of EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”

Inflation.  Inflation has not had a material effect on the operating results of the Company.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at March 31, 2004:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$197.8	$—	$—	$94.0	$103.8
Capital leases	1.0	1.0	—	—	—
Operating leases (non-cancelable)	18.4	5.6	8.6	2.7	1.5

Total Contractual	217.2	6.6	8.6	96.7	105.3

Unused lines of credit	$19.5	$19.5	$—	$—	$—
Standby letters of credit	14.8	14.8	—	—	—

Total Commercial	$34.3	$34.3	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity.  For mandatorily redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003.  The Company has adopted SFAS No. 150 with no effect on the Company’s results of operations or financial position.

FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS

Information provided by the Company in this Quarterly Report on Form 10-Q and other documents filed with the Securities and Exchange Commission include “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of numerous factors beyond the Company’s control. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Although no actual balances were outstanding under the Revolver at March 31, 2004, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period.

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

BANCTEC, INC.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

A lawsuit captioned Cerberus International, Ltd., et al. vs. BancTec, Inc., et al. (Case No. 03600287) was filed on January 28, 2003 in the Supreme Court of the State of New York for the County of New York naming as defendants the Company and certain of its affiliates.  The complaint alleged that the Company improperly made a payment to the holder of the Sponsor Note and sought damages of not less than $89 million as a result of the alleged improper payment and the imposition of a constructive trust on monies paid by the Company to the holder of the Sponsor Note.  The Company’s $90 million payment to the holder of the Sponsor Note was disclosed in the Company’s Current Report on Form 8-K dated November 27, 2002.

On May 5, 2004, the Supreme Court granted the Company’s motion for summary judgment dismissing the plaintiff’s complaint in its entirety.  The plaintiff will have 30 days from the date of entry of the judgment to file a notice of appeal.

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

Dated: May 20, 2004