Form 10-Q
period 2004-06-30
BANCTEC INC
filed 2004-08-16
CIK 318378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at August 12, 2004

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

PART I
FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $10,768 and $19,578 at June 30, 2004 and December 31, 2003	$62,979	$61,566
Accounts receivable, less allowance for doubtful accounts of $1,073 and $1,126 at June 30, 2004 and December 31, 2003	46,198	39,193
Inventories, net	19,911	23,908
Prepaid expenses	6,998	4,823
Other current assets	1	21
Total current assets	136,087	129,511

PROPERTY, PLANT AND EQUIPMENT, net	39,909	44,832

OTHER ASSETS:
Goodwill	41,476	41,476
Deferred income tax benefit	12,806	13,796
Other assets	8,065	9,900
Total other assets	62,347	65,172

TOTAL ASSETS	$238,343	$239,515

CURRENT LIABILITIES:
Current obligations under capital leases	$845	$1,105
Trade accounts payable	13,972	13,122
Other accrued expenses and liabilities	43,586	36,901
Deferred revenue	15,204	22,179
Maintenance contract deposits	46,457	44,540
Income taxes	2,408	1,717
Total current liabilities	122,472	119,564

OTHER LIABILITIES:
Long-term debt, less current maturities	197,823	197,823
Non-current maintenance contract deposits	28,810	30,837
Other noncurrent liabilities	16,856	16,750
Total other liabilities	243,489	245,410

Total liabilities	365,961	364,974
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK (Note 3)	—	16,568
SERIES B PREFERRED STOCK (Note 3)	—	10,609

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 1,000,000 shares of $0.01 par value at June 30, 2004 and December 31, 2003
Series A preferred stock - issued and outstanding, 100,667 shares at June 30, 2004 and December 31, 2003	17,458	—
Series B preferred stock - issued and outstanding, 35,520 shares at June 30, 2004 and December 31, 2003	11,964	—
Common stock authorized, 22,000,000 shares of $0.01 par value at June 30, 2004 and December 31, 2003:
Common stock-issued and outstanding 17,003,838 shares at June 30, 2004 and December 31, 2003	170	170
Class A common stock-issued and outstanding 1,181,946 shares at June 30, 2004 and December 31, 2003	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	124,793	127,038
Accumulated deficit	(271,491)	(269,020)
Accumulated other comprehensive loss	(14,250)	(14,562)
Total stockholders’ deficit	(127,618)	(152,636)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$238,343	$239,515

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
REVENUE
Equipment and software	$42,060	$38,239	$74,586	$72,998
Maintenance and other services	57,759	58,804	114,317	114,797
	99,819	97,043	188,903	187,795
COST OF SALES
Equipment and software	28,198	25,497	47,433	48,715
Maintenance and other services	47,245	46,663	97,750	91,709
	75,443	72,160	145,183	140,424
Gross profit	24,376	24,883	43,720	47,371

OPERATING EXPENSES
Product development	2,078	3,675	4,563	7,392
Selling, general and administrative	14,561	15,448	27,453	30,172
	16,639	19,123	32,016	37,564
Income from operations	7,737	5,760	11,704	9,807

OTHER INCOME (EXPENSE):
Interest income	153	352	291	409
Interest expense	(4,781)	(4,846)	(9,554)	(9,668)
Sundry, net	(1,498)	195	(1,992)	1,398
	(6,126)	(4,299)	(11,255)	(7,861)
INCOME BEFORE INCOME TAXES	1,611	1,461	449	1,946
INCOME TAX EXPENSE	3,290	1,158	2,920	1,789
NET INCOME (LOSS)	(1,679)	303	(2,471)	157
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(1,151)	(975)	(2,245)	(1,902)
NET LOSS APPLICABLE TO COMMON STOCK	(2,830)	$(672)	$(4,716)	$(1,745)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(2,471)	$157
Adjustments to reconcile to cash flows provided by operations:
Depreciation and amortization	7,844	10,238
Provision for doubtful accounts	(132)	(449)
Deferred income tax expense	990	—
Loss on disposition of property, plant and equipment	338	299
Gain on extinguishment of long-term debt	—	(1,129)
Other non-cash items	292	157
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(6,873)	9,473
(Increase) decrease in inventories	3,912	(3,721)
Increase in other assets	(270)	(421)
Increase (decrease) in trade accounts payable	850	(189)
Increase (decrease) in deferred revenue & maintenance contracts deposits	(5,058)	11,114
Increase in other accrued expenses and liabilities	5,434	2,234
Cash flows provided by operating activities	4,856	27,763

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,453)	(3,255)
Proceeds from sale of property, plant and equipment	297	—
Cash flows used in investing activities	(3,156)	(3,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(565)	(599)
Payments on long-term borrowing	—	(2,752)
Debt issuance costs	(50)	(95)
Cash flows used in financing activities	(615)	(3,446)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	328	320
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,413	21,382
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	61,566	31,595

CASH AND CASH EQUIVALENTS-END OF PERIOD	$62,979	$52,977

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid (refunded) during the period for:
Interest	$8,877	$10,791
Taxes	$1,285	$(844)

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

The accompanying unaudited condensed consolidated balance sheet at June 30, 2004, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 2004 and 2003, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.   In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments or similar instruments with original maturities in excess of three months are valued at cost, which approximates market. Restricted cash at June 30, 2004, of $10.8 million represents the cash pledged under the terms of the Revolver.

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of June 30, 2004, and December 31, 2003, were $14.6 million and $15.0 million respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from three to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years.   Depreciation expense for the six months ended June 30, 2004 and 2003 was $7.8 million and $10.2 million respectively.

Revenue Recognition

The Company derives revenue primarily from two sources: 1) product sales- hardware and software which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment, and 2) services- which consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

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

The Company’s services revenue is primarily billed based on contractual rates and terms.  The Company generally recognizes revenue as these services are performed which, in some cases is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances over time or as services are performed on a “per call” basis.  These current and non-current portions of these advances are shown as Deferred Revenue or Maintenance Contract Deposits on the Consolidated Balance Sheets.

Research and Development

Research and development costs are expensed as incurred.   Research and development costs for the six months ended June 30, 2004, and 2003, were $4.6 million and $7.4 million respectively.

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

Incentive Options. During the year ended December 31, 2003, the Company granted 45,000 incentive options.  During the six months ended June 30, 2004, 369,500 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options. During the year ended December 31, 2003, no non-qualified options were granted.  During the six months ended June 30, 2004, the Company granted 50,000 non-qualified stock options.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. The non-qualified options granted in 2000 vest partially over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.  The non-qualified options granted in 2004 vest over a three-year period.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding–December 31, 2002	497,240	31,760	9.25
Granted	45,000	—	9.25
Forfeited	(60,000)	—	9.25
Options outstanding–December 31, 2003	482,240	31,760	9.25
Granted	369,500	50,000	9.25
Forfeited	(25,500)	—	9.25
Options outstanding–June 30, 2004	826,240	81,760	9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or one month after the date the employee ceases to be employed by the Company.

At June 30, 2004, options to purchase 908,000 shares were outstanding, of which 266,100 were vested.  All options outstanding have an exercise price of $9.25.  No options have been exercised.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than market price on the measurement date.  All options granted in 2003 and 2004 were issued at or above market price, and therefore no stock-based compensation was recorded.

The following table illustrates the effect on net income as if compensation for the Company’s stock option plans had been determined in conformance with SFAS No. 123:

	Six Months Ended June 30,
	2004	2003
Net income (loss) as reported	$(2,471)	$157
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(39)	—
Pro Forma net income (loss)	$(2,510)	$157

3.                                      RECLASSIFICATION, IMPAIRMENT AND CHANGE IN ACCOUNTING ESTIMATE

Reclassification

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

The Company has two issues of Preferred Stock as described in Note 14 – Preferred Stock, contained in Notes to the Condensed Consolidated Financial Statements.  Series A Preferred Stock has been historically classified in the mezzanine section of the Consolidated Balance Sheets due to the provision providing for mandatory redemption.  On March 31, 2004, the Board of Directors and the holder of the Series A Preferred Stock approved an amendment to the Series A Preferred Stock agreement to remove the mandatory redemption provision.

Both the Series A Preferred and the Series B Preferred include provisions for redemption at the option of holders in certain circumstances including a sale or merger of the Company and redemption at the option of the Company.  At December 31, 2003, the Series B Preferred was classified in the mezzanine section as provided by guidance contained in EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  Under this guidance, classification in the permanent equity section is not considered appropriate if the preferred stock is redeemable upon majority vote of the Board of Directors and such board is controlled by the preferred security holders.  At December 31, 2003, preferred security holders comprised 50% of the Board of Directors.  On March 31, 2004, the Board of Directors elected a seventh member who is not a preferred security holder.  As a result of the removal of the mandatory redemption provisions for Series A Preferred Stock and the addition of the seventh board member whereby the preferred security holders no longer control the Board of Directors, the Series A and Series B Preferred Stock are being reclassified into the permanent equity section of the Consolidated Balance Sheets at June 30, 2004.

Impairment

The Company’s investments in non-marketable equity securities is monitored for impairment and is written down to fair value with a change to earnings if a decline in fair value is judged to be other than temporary.  During the second quarter of 2004, the Company recorded a write down of approximately $1.5 million to reflect the estimated fair value of $2.7 million in its investment in the stock of Servibanca S.A. (43.4% interest), which is accounted for as an equity investment.  The sale of this stock, at a net sales price of $2.7 million is expected to be completed in August 2004.  The impairment charge of $1.5 million is reflected in Sundry, net in the Condensed Consolidated Statements of Operations.

Change in Accounting Estimate

During the quarter ended June 30, 2004, the Company recorded revenue of $4.3 million reflecting an adjustment arising out of a change in accounting estimate related to deferred revenue.  The recording of deferred revenue requires the use of certain estimates, and new facts came to the attention of the Company, which necessitated the change in these estimates.

4.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Capital lease obligation incurred for lease of computer hardware	$241	$2,048
Inventory put in service as fixed asset	105	1,857

5.                                      INVENTORIES

Inventory consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Raw materials	$9,921	$6,035
Work-in-progress	5,580	7,168
Finished goods	4,410	10,705
	$19,911	$23,908

6.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	59,332	59,789
Systems and software	58,962	58,927
Machinery and equipment	21,003	21,075
Furniture, fixtures and other	19,251	19,514
Buildings	27,676	27,653
	189,084	189,818
Accumulated depreciation and amortization	149,175	144,986
Property, plant and equipment, net	$39,909	$44,832

7.                                      OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Salaries, wages and other compensation	$15,265	$12,843
Accrued taxes, other than income taxes	4,398	5,312
Advances from customers	6,117	907
Accrued interest payable	3,205	3,211
Accrued invoices and costs	1,204	2,114
Other	13,397	12,514
	$43,586	$36,901

8.                                      DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
7.5% Senior Notes, secured, due 2008	$93,975	$93,975
Sponsor Note, unsecured, due 2009	103,848	103,848
Revolving Credit Facility, secured, due 2006	—	—
	197,823	197,823
Less: Current portion	—	—
	$197,823	$197,823

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which matures on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.   Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At June 30, 2004, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $10.7 million.  The balance remaining under the Revolver that the Company can draw was $16.4 million at June 30, 2004 ($20.4 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  At June 30, 2004, the Company’s rate on the Revolver was 5.0%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at June 30, 2004 of $10.8 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  At June 30, 2004, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the first six months of 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim period ended June 30, 2003.  The estimated fair value of the Senior Notes as of June 30, 2004, is approximately $66.9 million based on an average value of the most recently completed market trades, resulting in a yield-to-maturity of approximately 18%.  The number of actual trades is limited; therefore the result may vary if a widely traded market environment existed.

Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, Welsh, Carson, Anderson & Stowe (“WCAS’), elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of the Senior Notes had sought to contest this payment.  See discussion under Legal Proceedings.  The estimated fair-value of the Sponsor Note and deferred interest and fees as of June 30, 2004, is approximately $64.4 million assuming a yield-to-maturity of 23%.

The Company had no outstanding balances on foreign credit agreements at June 30, 2004.

Capital Leases.  During the first quarter of 2003, the Company entered into a capital lease for $2.0 million that pertained to computer hardware.  Amounts due under capital leases are recorded as liabilities. The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Condensed Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation expense.  The current portion of obligations under capital leases are classified in the current liabilities section of the Condensed Consolidated Balance Sheets and the non-current portion of capital leases are included in Other Liabilities.

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

Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142.  There were no changes in the carrying amount of goodwill by segment for the six months ended June 30, 2004 or June 30, 2003.

10.                               TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	June 30, 2004	December 31, 2003
	(In thousands)
Gross deferred tax assets:
Net operating losses	$34,071	$38,106
AMT credit carryforwards	485	328
Inventory reserves	5,249	5,360
Receivable allowance	185	301
Intangible assets previously deducted	1,123	1,341
Deferred revenues	24,830	23,152
Deferred compensation	3,211	2,443
Foreign timing differences, net	3,802	3,835
Taxes paid on intercompany profits	1,034	938
Other	5,003	5,129
Total gross deferred tax asset	78,993	80,933
Gross deferred tax liabilities:
Depreciation	(1,628)	(1,646)
Undistributed earnings of foreign subsidiaries	(5,837)	—
Other	(156)	(679)
Total gross deferred tax liability	(7,621)	(2,325)
Deferred tax asset valuation reserve	(58,566)	(64,812)
Net deferred tax asset	$12,806	$13,796

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future.  The valuation allowance for deferred tax assets as of June 30, 2004 and December 31, 2003 was $58,566,000 and $64,812,000, respectively.  The net change in the total valuation allowance for the six months ended June 30, 2004 was a decrease of $6,246,000, consisting of a $5,837,000 decrease related to the recorded of a deferred tax liability on the undistributed earnings of two foreign subsidiaries, and a decrease of $409,000 related to continuing operations.

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $32.4 and $35.9 million at June 30, 2004 and December 31, 2003, respectively. Taxes have been provided on the undistributed earnings of two subsidiaries, BancTec Limited and BancTec Holding N.V., as specified by APB 23, “Accounting for Income Taxes—Special Areas,” due to the distribution of dividends from these subsidiaries during the six months ended June 30 2004.  No taxes have been provided for the other subsidiaries as they are considered to be permanently reinvested.

11.                               WARRANTY LIABILITY

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying condensed consolidated balance sheet during the six months ended June 30, 2004 are summarized as follows:

(In thousands)
Balance at December 31, 2003	$140
Warranties issued	90
Claims paid/settlements	(67)
Changes in liability for pre-existing warranties	—
Balance at June 30, 2004	$163

12.                               COMPREHENSIVE LOSS

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net income (loss)	$(1,679)	$303	$(2,471)	$157
Foreign currency translation adjustments	(151)	740	312	637
Total comprehensive income (loss)	$(1,830)	$1,043	$(2,159)	$794

13.                               BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas  (U.S. Solutions (“USS”) and International Solutions (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offers similar products as USS and consists primarily of operations throughout the world excluding the United States.

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the three months ended June 30, 2004

Revenue from external customers	$31,218	$33,735	$34,866	$—	$99,819
Intersegment revenue	726	—	1,855	(2,581)	—
Segment gross profits	6,516	5,419	12,265	176	24,376
Segment operating income (loss)	1,375	3,265	5,394	(2,297)	7,737

For the three months ended June 30, 2003

Revenue from external customers	$38,591	$32,947	$25,505	$—	$97,043
Intersegment revenue	562	—	1,868	(2,430)	—
Segment gross profits	8,613	6,895	9,110	265	24,883
Segment operating income (loss)	2,378	4,644	2,010	(3,272)	5,760

For the six months ended June 30, 2004

Revenue from external customers	$60,150	$65,351	$63,402	$—	$188,903
Intersegment revenue	1,472	—	3,963	(5,435)	—
Segment gross profits	13,830	6,868	23,266	(244)	43,720
Segment operating income (loss)	3,496	2,734	9,447	(3,973)	11,704
Segment identifiable assets	76,967	24,784	55,655	80,937	238,343
Capital appropriations	1,213	1,107	1,013	466	3,799

For the six months ended June 30, 2003

Revenue from external customers	$70,614	$63,767	$53,414	$—	$187,795
Intersegment revenue	1,106	—	3,070	(4,176)	—
Segment gross profits	15,697	12,862	18,537	275	47,371
Segment operating income (loss)	2,625	8,477	4,361	(5,656)	9,807
Segment identifiable assets	100,006	28,518	53,644	61,121	243,289
Capital appropriations	1,349	587	2,761	2,463	7,160

14.          PREFERRED STOCK

SERIES A PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued.  The related discount is being accreted over a period of 8 years.  For the six months ended June 30, 2004, accretion of the related discount and accrued but unpaid dividends totaled $0.9 million, increasing the carrying amount to $17.5 million. As of June 30, 2004, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $194.40 per share.

SERIES B PREFERRED STOCK

For the six months ended June 30, 2004, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.4 million, increasing the carrying amount to $12.0 million.  As of June 30, 2004, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $336.83 per share.

15.                               RECENT ACCOUNTING PRONOUNCEMENTS

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

16.   SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include technological improvements that reduce the market for paper-handling products, the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors Affecting the Company’s Business and Prospects” set forth in this report, and items described in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time.

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the six months ended June 30, 2004.  These factors include: the impact of check truncation, reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during the six months ended June 30, 2004, the USS and INTL segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

Computer and Network Services (“CNS”) encounters aggressive competition from a variety of companies.  The Company believes that functionality, quality, and price of its service offerings are important competitive factors in the markets in which it operates.  While the Company believes that its offerings compete favorably based on each of these elements, the Company could be adversely affected if its competitors offer such service under more attractive terms than the Company.  The CNS division recently amended or terminated certain unprofitable customer contracts.

Expected economic and business conditions into the remainder of 2004 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  In the USS division, the passage of the Check Clearing for the 21st Century Act (“Check 21”), to allow for the truncation of checks, is expected to result in decreased demand for payment and check clearing solutions.  The Company has concentrated on cost reductions and on document processing solutions.  Product-development efforts are being focused on document processing technologies, including Electronic Document Management (“EDM”) vertical solutions and high-speed, full-page scanners, as well as continued hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2004 and Three Months Ended June 30, 2003

Consolidated revenue of $99.8 million for the three months ended June 30, 2004 was an increase of $2.8 million or 2.9% from the comparable prior-year period.  The USS revenue decrease of $7.4 million was partially related to a decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future.  In addition, a decline in revenue related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due market trends, including reduced check volume, check truncation, and the recent passage of Check 21.  Increases in INTL of $9.4 million are the result the impact of the weakening dollar on the conversion of revenue stated in foreign currencies and the continued growth of document processing services in the United Kingdom.  Although CNS increased $0.8 million with the comparable prior-year period, revenue of $4.3 million was recorded reflecting an adjustment arising out of a change in accounting estimate related to deferred revenue.  Additional revenue increases related to the expansion by CNS of operations into Europe.  Offsetting these increases were revenue decreases resulting from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.  Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $ 24.4 million decreased by $0.5 million or 2.0% from the comparable prior-year period. Decreases in CNS of $1.5 million and USS of $2.1 million were partially offset by increases in INTL of $3.2 million. The decrease in USS gross profit resulted primarily from decreased revenues.  In addition, the USS gross margin percentage decreased from 22.3% to 20.9%, resulting from competitive pricing pressures.  Increases in INTL gross profit resulted from increased revenue, including the impact of currency conversion, partially offset by a lower gross profit percentage, decreasing from 35.7% to 35.2%.  CNS’ gross profit percentage decreased from 20.9% to 16.1%, resulting primarily from decreased revenue, margin reduction caused by competitive pricing pressure and losses experienced under certain service contracts.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is the primary contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $16.6 million decreased $2.5 million compared to the prior-year period. Operating expenses, by component, changed as follows: Product-development expenses decreased by $1.6 million or 43.2% primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  The use of outsourced product-development services also contributed to the reduction. Selling, general and administrative expenses (“SG&A”) decreased by $0.9 million or 5.8% due to decreased SG&A depreciation expense and on-going efforts to realign the cost structure.

Interest expense for the three months ended June 30, 2004 of  $4.7 million decreased $0.1 million from the comparable prior-year period.

Sundry items resulted in a net loss of $1.5 million during the three months ended June 30, 2004.  This loss is a result of the write down of the Company’s investment in the stock of Servibanca S.A. to fair market value at June 30, 2004.  The Company is expecting to complete the sale of 100% of its holdings in Servibanca S.A. in August 2004, for a net sales price of $2.7 million.  This is compared to a net income of $0.2 million recorded during the comparable prior-year period, consisting primarily of foreign-exchange gains.

An income tax provision of $3.3 million for the three months ended June 30, 2004 is compared to a corresponding prior-year period income tax provision of $1.2 million.  The income tax provisions for the prior-year period related primarily to income from the Company’s international subsidiaries.  During the fiscal year ended December 31, 2003, a $13.8 million release of valuation allowance was recorded to adjust the deferred tax assets to an amount management believes is more likely than not to be realized.  During the first quarter of 2004, the Company recorded a net loss in the United States and therefore recorded a net deferred tax benefit.  However the Company has determined that no tax benefit should be recorded for the six months ended June 30, 2004, and has therefore reversed the first quarter deferred tax benefit in the second quarter of 2004.  In addition, the Company has recorded an income tax provision of approximately $1.4 million during the second quarter of 2004 related primarily to income of approximately $4.5 million from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately 204.2% for the three months ended June 30, 2004 as compared to 79.3% for the corresponding prior-year period.

Comparison of Six Months Ended June 30, 2004 and Six Months Ended June 30, 2003

Consolidated revenue of $188.9 million for the six months ended June 30, 2004 increased by $1.1 million or 0.6% from the comparable prior-year period. The USS revenue decrease of $10.5 million was partially related to a decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future.  In addition, a decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21.  Increases in INTL of $10.0 million are the result of the impact of the weakening dollar on the conversion of revenue stated in foreign currencies and the continued growth in the United Kingdom of document processing services.  An increase in CNS of $1.6 million resulted from the revenue adjustment of $4.3 million reflecting a change in accounting estimate related to deferred revenue.  In addition revenue increases resulted from the expansion by CNS of operations into Europe.  These increases were somewhat offset by pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.  Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $43.7 million decreased by $3.7 million or 7.8% from the comparable prior-year period. Decreases in CNS of $6.0 million and USS of $1.9 million were partially offset by increases in INTL of $4.7 million.  The decrease in USS resulted from decreased revenues, although somewhat offset by ongoing cost containment efforts resulting in an increase in the USS gross margin percentage from 22.2% to 23.0%.  Increases in INTL gross profit resulted partially from increased revenue, including the impact of currency conversion, and partially from a higher gross profit percentage, increasing from 32.8% to 34.5%. Continued efforts to provide proven deliverables as well as targeted new offerings, including EDM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the INTL gross profit.  CNS’ gross profit percentage decreased from 20.2% to 10.5%, resulting primarily from decreased revenue, margin reduction caused by competition pricing pressure and losses experienced under certain service contracts.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is the primary contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $32.0 million decreased $5.6 million compared to the prior-year period. Operating expenses, by component, changed as follows: product-development expenses decreased by $2.8 million or 37.8% primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  The use of outsourced product-development services also contributed to the reduction. SG&A decreased by $2.7 million or 8.9% due to decreased SG&A depreciation expense and on-going efforts to realign the cost structure.

Interest expense for the six months ended June 30, 2004 of  $9.6 million decreased $0.1 million from the comparable prior-year period.

Sundry items resulted in a net loss of $2.0 million during the six months ended June 30, 2004 compared to a net income of $1.4 million during the comparable prior-year period.  This decrease is primarily due to foreign-exchange losses of $0.5 million and the $1.5 million write down of the Company’s investment in the stock of Servibanca S.A. to fair market value during the current-year period, compared to a gain from the repurchase of Senior Notes of approximately $1.1 million and foreign-exchange gains of $0.3 million in the prior-year period.

An income tax provision of $2.9 million for the six months ended June 30, 2004 is compared to a corresponding prior-year period income tax provision of $1.8 million.  The income tax provision for the period related primarily to income of approximately $7.9 million from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately (650.3)% for the six months ended June 30, 2004 as compared to 91.9% for the corresponding prior-year period.

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

The Company’s cash and cash equivalents totaled $63.0 million at June 30, 2004 compared with $61.6 million at December 31, 2003. Working capital increased $3.7 million during the six months ended June 30, 2004 to working capital of $13.6 million compared to working capital of $9.9 million at December 31, 2003.  The change in working capital included a current liability increase of $2.9 million from increased accrued expenses and accounts payable partially offset by decreases in deferred revenue and maintenance contract deposits, a decrease in net inventories of $4.0 million, an accounts receivable increase of $7.0 million and a prepaid expense increase of $2.2 million.

During the six months ended June 30, 2004, the Company relied primarily on cash flows generated from operating activities to fund operations. At June 30, 2004, the Company had available $20.4 million of borrowing capacity under the Revolver, of which the Company can draw $16.4 million.

Operating activities provided $4.9 million and $27.8 million of cash in the six months ended June 30, 2004 and 2003, respectively, a decrease of  $22.9 million.  This decrease resulted from a decrease in cash generated by changes in working capital assets and liabilities of $20.5 million, a net income decrease of $2.6 million from the prior-year period, and decreased adjustments from noncash activity including lower depreciation expense and an increased deferred tax benefit.

Investing activities used net cash of $3.2 million and $3.3 million in the six months ended June 30, 2004 and 2003, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $0.6 million and $3.4 million of net cash in the six months ended June 30, 2004 and 2003, respectively.  Both uses of cash related primarily to the reduction of the Company’s debt.

At June 30, 2004, the Company’s principal outstanding debt instruments consisted of (i) no balance outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and

(iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which matures on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s Senior Notes.   Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At June 30, 2004, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $10.7 million.  The balance remaining under the Revolver that the Company can draw was $16.4 million at June 30, 2004 ($20.4 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  At June 30, 2004, the Company’s rate on the Revolver was 5.0%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at June 30, 2004 of $10.8 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability.  At June 30, 2004, the Company was in compliance with all covenants under the Revolver.

Senior Notes. In August 1998, the Company issued the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes mature on June 1, 2008.  The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the six months ended June 30, 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the six months ended June 30, 2003.

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

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted over a period of 8 years. For the six months ended June 30, 2004, accretion of the related discount and accrued but unpaid dividends totaled $0.9 million, increasing the carrying amount to $17.5 million. As of June 30, 2004, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $194.40 per share.

Preferred Stock – Series B. For the six months ended June 30, 2004, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $1.4 million, increasing the carrying amount to $12.0 million.  As of June 30, 2004, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $336.83 per share.

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

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at June 30, 2004:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$197.8	$—	$—	$94.0	$103.8
Capital leases	1.0	0.8	0.2	—	—
Operating leases (non-cancelable)	17.2	5.4	7.1	3.4	1.3
Total Contractual	216.0	6.2	7.3	97.4	105.1

Unused lines of credit	$20.4	$20.4	$—	$—	$—
Standby letters of credit	10.7	10.7	—	—	—
Total Commercial	$31.1	$31.1	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity.  For mandatorily redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003.  The Company has adopted SFAS No. 150 with no effect on the Company’s results of operations or financial position.

FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS

Information provided by the Company in this Quarterly Report on Form 10-Q and other documents filed with the Securities and Exchange Commission include “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact could be deemed forward-looking statements.  The Company cautions investors that actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of numerous factors beyond the Company’s control. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.

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

Fluctuations in Operating Results

The Company’s operating results may fluctuate from period to period and will depend on numerous factors, including the following: customer demand and market acceptance of the Company’s products and solutions, new product introductions, product obsolescence, varying product mix, foreign-currency exchange rates, competition and other factors. The Company’s business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company’s control. Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Although no actual balances were outstanding under the Revolver at June 30, 2004, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period.

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

The Company has addressed certain of the individual internal-control weaknesses noted by D&T and KPMG, but analysis of internal control factors continues on an ongoing basis.  Steps that have been implemented to address internal-control weaknesses include policies covering loss contracts, inventory reserves, allowance for doubtful accounts, revenue recognition, and project costing.  In addition, as a result of Exchange Act Rule 13a-14, the Company has put in place procedures addressing the adequacy of disclosure controls, including obtaining certifications from each member of management involved in the preparation and review of this Form 10-Q.  The Company is continuing its efforts to correct the internal-control weaknesses noted by D&T and KPMG.  Although the Company believes that it has implemented adequate controls over financial reporting for the preparation of this report, the actions taken by the Company to correct certain of the previously identified weaknesses will not be fully tested by the Company’s independent accountants until the annual audit for the year ended December 31, 2005.

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, continues to evaluate the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation completed to date, and the new procedures put in place, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  The Company will continue to evaluate disclosure controls on an ongoing basis.

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

On May 5, 2004, the Supreme Court granted the Company’s motion for summary judgment dismissing the plaintiff’s complaint in its entirety.  The plaintiff has filed a notice of appeal of the Supreme Court’s ruling.

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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

31.1 – Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

32.1 – Certification of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

32.2 – Certification of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

(b)         Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/	Brian R. Stone
Brian R. Stone
Senior Vice President on behalf of the registrant and as Chief Financial Officer

Dated: August 14, 2004