Form 10-Q
period 2004-09-30
BANCTEC INC
filed 2004-11-15
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at November 12, 2004

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $7,046 and $19,578 at September 30, 2004 and December 31, 2003	$58,698	$61,566
Accounts receivable, less allowance for doubtful accounts of $972 and $1,126 at September 30, 2004 and December 31, 2003	44,558	39,193
Inventories, net	22,623	23,908
Prepaid expenses	6,324	4,823
Other current assets	42	21
Total current assets	132,245	129,511

PROPERTY, PLANT AND EQUIPMENT, net	37,096	44,832

OTHER ASSETS:
Goodwill	41,476	41,476
Deferred income tax benefit	12,891	13,796
Other assets	5,018	9,900
Total other assets	59,385	65,172

TOTAL ASSETS	$228,726	$239,515

CURRENT LIABILITIES:
Current obligations under capital leases	$567	$1,105
Trade accounts payable	12,085	13,122
Other accrued expenses and liabilities	47,078	36,901
Deferred revenue	14,570	22,179
Maintenance contract deposits	44,797	44,540
Income taxes	1,832	1,717
Total current liabilities	120,929	119,564

OTHER LIABILITIES:
Long-term debt, less current maturities	197,823	197,823
Non-current maintenance contract deposits	24,175	30,837
Other noncurrent liabilities	16,863	16,750
Total other liabilities	238,861	245,410

Total liabilities	359,790	364,974
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK (Note 3)	—	16,568
SERIES B PREFERRED STOCK (Note 3)	—	10,609

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 1,000,000 shares of $0.01 par value at September 30, 2004 and December 31, 2003
Series A preferred stock - issued and outstanding, 100,667 shares at September 30, 2004 and December 31, 2003	17,919	—
Series B preferred stock - issued and outstanding, 35,520 shares at September 30, 2004 and December 31, 2003	12,718	—
Common stock authorized, 22,000,000 shares of $0.01 par value at September 30, 2004 and December 31, 2003:
Common stock-issued and outstanding 17,003,838 shares at September 30, 2004 and December 31, 2003	170	170
Class A common stock-issued and outstanding 1,181,946 shares at September 30, 2004 and December 31, 2003	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	123,578	127,038
Accumulated deficit	(274,940)	(269,020)
Accumulated other comprehensive loss	(14,247)	(14,562)
Total stockholders’ deficit	(131,064)	(152,636)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$228,726	$239,515

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
REVENUE
Equipment and software	$27,364	$37,260	$101,950	$110,258
Maintenance and other services	55,753	60,143	170,070	174,940
	83,117	97,403	272,020	285,198
COST OF SALES
Equipment and software	18,912	23,795	66,345	72,510
Maintenance and other services	48,042	49,568	145,792	141,277
	66,954	73,363	212,137	213,787

Gross profit	16,163	24,040	59,883	71,411

OPERATING EXPENSES
Product development	1,833	3,027	6,396	10,419
Selling, general and administrative	13,365	11,281	40,818	41,453
	15,198	14,308	47,214	51,872

Income from operations	965	9,732	12,669	19,539

OTHER INCOME (EXPENSE):
Interest income	193	138	484	547
Interest expense	(4,782)	(4,945)	(14,336)	(14,613)
Sundry, net	503	173	(1,489)	1,571
	(4,086)	(4,634)	(15,341)	(12,495)

INCOME (LOSS) BEFORE INCOME TAXES	(3,121)	5,098	(2,672)	7,044
INCOME TAX EXPENSE	328	881	3,248	2,670
NET INCOME (LOSS)	(3,449)	4,217	(5,920)	4,374
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(1,215)	(1,025)	(3,460)	(2,927)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(4,664)	$3,192	$(9,380)	$1,447

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(5,920)	$4,374
Adjustments to reconcile to cash flows provided by operations:
Depreciation and amortization	12,461	14,348
Provision for doubtful accounts	(159)	(486)
Deferred income tax expense	905	—
Loss on disposition of property, plant and equipment	535	536
Gain on extinguishment of long-term debt	—	(1,129)
Other non-cash items	304	42
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(5,206)	10,706
(Increase) decrease in inventories	1,200	(4,493)
(Increase) decrease in other assets	455	632
Increase (decrease) in trade accounts payable	(1,037)	2,651
Increase (decrease) in deferred revenue & maintenance contracts deposits	(6,696)	7,800
Increase in other accrued expenses and liabilities	3,118	(3,648)
Cash flows provided by (used in) operating activities	(40)	31,333

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,421)	(4,656)
Proceeds from sale of property, plant and equipment	297	—
Proceeds from sale of investment in unconsolidated subsidiary	2,955	—
Cash flows used in investing activities	(2,169)	(4,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(865)	(858)
Payments on long-term borrowing	—	(2,752)
Debt issuance costs	(50)	(95)
Cash flows used in financing activities	(915)	(3,705)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	256	395
NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,868)	23,367
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	61,566	31,595

CASH AND CASH EQUIVALENTS-END OF PERIOD	$58,698	$54,962

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid (refunded) during the period for:
Interest	$11,574	$13,588
Taxes	$2,196	$(160)

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

The accompanying unaudited condensed consolidated balance sheet at September 30, 2004, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended September 30, 2004 and 2003, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.   In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments or similar instruments with original maturities in excess of three months are valued at cost, which approximates market. Restricted cash at September 30, 2004, of $7.0 million represents the cash pledged under the terms of the Revolver.

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of replacement parts, raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of September 30, 2004, and December 31, 2003, were $14.0 million and $15.0 million respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from three to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years.   Depreciation expense for the nine months ended September 30, 2004 and 2003 was $12.5 million and $14.3 million respectively.

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

Research and Development

Research and development costs are expensed as incurred.   Research and development costs for the nine months ended September 30, 2004, and 2003, were $6.4 million and $10.4 million respectively.

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

Incentive Options. During the year ended December 31, 2003, the Company granted 45,000 incentive options.  During the nine months ended September 30, 2004, 1,379,550 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options. During the year ended December 31, 2003, no non-qualified options were granted.  During the nine months ended September 30, 2004, the Company granted 50,000 non-qualified stock options.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. The non-qualified options granted in 2000 vest partially over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding–December 31, 2002	497,240	31,760	9.25
Granted	45,000	—	9.25
Forfeited	(60,000)	—	9.25

Options outstanding–December 31, 2003	482,240	31,760	9.25
Granted	1,379,550	50,000	9.25
Forfeited	(121,500)	(50,000)	9.25

Options outstanding–September 30, 2004	1,740,290	31,760	9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or one month after the date the employee ceases to be employed by the Company.

At September 30, 2004, options to purchase 1,772,050 shares were outstanding, of which 226,500 were vested.  All options outstanding have an exercise price of $9.25.  No options have been exercised.

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

The following table illustrates the effect on net income as if compensation for the Company’s stock option plans had been determined in conformance with SFAS No. 123:

	Nine Months Ended September 30,
	2004	2003
Net income (loss) as reported	$(5,920)	$4,374
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(42)	12

Pro Forma net income (loss)	$(5,962)	$4,386

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

Both the Series A Preferred and the Series B Preferred include provisions for redemption at the option of holders in certain circumstances including a sale or merger of the Company and redemption at the option of the Company.  At December 31, 2003, the Series B Preferred was classified in the mezzanine section as provided by guidance contained in EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  Under this guidance, classification in the permanent equity section is not considered appropriate if the preferred stock is redeemable upon majority vote of the Board of Directors and such board is controlled by the preferred security holders.  At December 31, 2003, preferred security holders comprised 50% of the Board of Directors.  On March 31, 2004, the Board of Directors elected a seventh member who is not a preferred security holder.  As a result of the removal of the mandatory redemption provisions for Series A Preferred Stock and the addition of the seventh board member whereby the preferred security holders no longer control the Board of Directors, the Series A and Series B Preferred Stock are being reclassified into the permanent equity section of the Consolidated Balance Sheets at September 30, 2004.

Impairment

The Company’s investments in non-marketable equity securities is monitored for impairment and is written down to fair value with a change to earnings if a decline in fair value is judged to be other than temporary.  During the second quarter of 2004, the Company recorded a write down of approximately $1.5 million to reflect the estimated fair value of $2.7 million in its investment in the stock of Servibanca S.A. (43.4% interest), which is accounted for as an equity investment.  The sale of this stock, at a net sales price of $2.7 million was completed in August 2004.  The impairment charge of $1.5 million is reflected in Sundry, net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004.

4.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Nine months Ended September 30,
	2004	2003
	(In thousands)
Capital lease obligation incurred for lease of computer hardware	$241	$2,049
Inventory put in service as fixed asset	105	1,857

5.                                      INVENTORIES

Inventory consists of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Raw materials & replacement parts	$9,792	$6,035
Work-in-progress	5,395	7,168
Finished goods	7,436	10,705

	$22,623	$23,908

6.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	59,163	59,789
Systems and software	60,139	58,927
Machinery and equipment	21,000	21,075
Furniture, fixtures and other	19,211	19,514
Buildings	27,727	27,653

	190,100	189,818
Accumulated depreciation and amortization	153,004	144,986

Property, plant and equipment, net	$37,096	$44,832

7.                                      OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Salaries, wages and other compensation	$12,480	$12,843
Accrued taxes, other than income taxes	5,000	5,312
Advances from customers	8,225	907
Accrued interest payable	4,963	3,211
Accrued invoices and costs	1,537	2,114
Other	14,873	12,514

	$47,078	$36,901

8.                                      DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
7.5% Senior Notes, secured, due 2008	$93,975	$93,975
Sponsor Note, unsecured, due 2009	103,848	103,848
Revolving Credit Facility, secured, due 2006	—	—

	197,823	197,823
Less: Current portion	—	—

	$197,823	$197,823

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which matures on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.   Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At September 30, 2004, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $7.0 million.  The balance remaining under the Revolver that the Company can draw was $16.1 million at September 30, 2004 ($20.1 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  At September 30, 2004, the Company’s rate on the Revolver was 5.75%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at September 30, 2004 of $7.0 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  At September 30, 2004, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions. During the first six months of 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing-fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for the interim period ended June 30, 2003.  The estimated fair value of the Senior Notes as of September 30, 2004, is approximately $66.9 million based on an average value of the most recently completed market trades, resulting in a yield-to-maturity of approximately 21%.  The number of actual trades is limited; therefore the result may vary if a widely traded market environment existed.

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

Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  A holder of the Senior Notes has sought to contest this payment.  See discussion under Legal Proceedings.  The estimated fair-value of the Sponsor Note and deferred interest and fees as of September 30, 2004, is approximately $60.2 million assuming a yield-to-maturity of 26%.

The Company had no outstanding balances on foreign credit agreements at September 30, 2004.

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

Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142.  There were no changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2004 or September 30, 2003.

10.                               TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	September 30, 2004	December 31, 2003
	(In thousands)
Gross deferred tax assets:
Net operating losses	$41,300	$38,106
AMT credit carryforwards	102	328
Inventory reserves	5,036	5,360
Receivable allowance	196	301
Intangible assets previously deducted	1,014	1,341
Deferred revenues	15,750	23,152
Deferred compensation	3,688	2,443
Foreign timing differences, net	3,543	3,835
Taxes paid on intercompany profits	1,137	938
Other	4,416	5,129

Total gross deferred tax asset	76,182	80,933

Gross deferred tax liabilities:
Depreciation	(1,235)	(1,646)
Undistributed earnings of foreign subsidiaries	(5,837)	—
Other	—	(679)

Total gross deferred tax liability	(7,072)	(2,325)
Deferred tax asset valuation reserve	(56,219)	(64,812)

Net deferred tax asset	$12,891	$13,796

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future.  The valuation allowance for deferred tax assets as of September 30, 2004 and December 31, 2003 was $56,219,000 and $64,812,000, respectively.  The net change in the total valuation allowance for the nine months ended September 30, 2004 was a decrease of $8,593,000, consisting of a $5,837,000 decrease related to the recording of a deferred tax liability on the undistributed earnings of two foreign subsidiaries, a decrease of $2,039,000 related to the true up to the 2003 Income Tax Return and a decrease of $717,000 related to continuing operations.

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $26.4 and $35.9 million at September 30, 2004 and December 31, 2003, respectively. Taxes have been provided on the undistributed earnings of two subsidiaries, BancTec Limited and BancTec Holding N.V., as specified by APB 23, “Accounting for Income Taxes—Special Areas,” due to the distribution of dividends from these subsidiaries during the nine months ended September 30 2004.  No taxes have been provided for the other subsidiaries as they are considered to be permanently reinvested.

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying condensed consolidated balance sheet during the nine months ended September 30, 2004 are summarized as follows:

(In thousands)
Balance at December 31, 2003	$140
Warranties issued	90
Claims paid/settlements	(67)
Changes in liability for pre-existing warranties	17

Balance at September 30, 2004	$180

12.                               COMPREHENSIVE LOSS

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net income (loss)	$(3,449)	$4,217	$(5,920)	$4,374
Foreign currency translation adjustments	3	132	315	769

Total comprehensive income (loss)	$(3,446)	$4,349	$(5,605)	$5,143

13.                               BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas  (U.S. Solutions (“USS”) and International Solutions (“INTL”)) and product lines (Computer and Network Services (“CNS”)). INTL offers similar products as USS and consists primarily of operations throughout the world excluding the United States.

	US Solutions	Computer & Network Services	International	Corp/Elims	Total
	(In thousands)
For the three months ended September 30, 2004

Revenue from external customers	$24,287	$32,363	$26,467	$—	$83,117
Intersegment revenue	759	—	2,500	(3,259)	—
Segment gross profits	5,620	2,200	8,609	(266)	16,163
Segment operating income (loss)	1,124	296	1,484	(1,939)	965

For the three months ended September 30, 2003

Revenue from external customers	$34,803	$34,889	$27,711	$—	$97,403
Intersegment revenue	568	—	1,965	(2,533)	—
Segment gross profits	8,815	5,126	10,380	(281)	24,040
Segment operating income (loss)	3,107	3,065	4,962	(1,402)	9,732

For the nine months ended September 30, 2004

Revenue from external customers	$84,437	$97,714	$89,869	$—	$272,020
Intersegment revenue	2,231	—	6,463	(8,694)	—
Segment gross profits	19,450	9,068	31,875	(510)	59,883
Segment operating income (loss)	4,620	3,030	10,931	(5,912)	12,669
Segment identifiable assets	76,839	25,492	50,966	75,429	228,726
Capital appropriations	1,509	1,797	1,297	1,164	5,767

For the nine months ended September 30, 2003

Revenue from external customers	$105,417	$98,656	$81,125	$—	$285,198
Intersegment revenue	1,674	—	5,035	(6,709)	—
Segment gross profits	24,512	17,988	28,917	(6)	71,411
Segment operating income (loss)	5,732	11,542	9,323	(7,058)	19,539
Segment identifiable assets	94,821	27,824	54,025	64,354	241,024
Capital appropriations	1,820	1,082	3,138	2,522	8,562

14.                               PREFERRED STOCK

SERIES A PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued.  The related discount is being accreted over a period of eight years.  For the nine months ended September 30, 2004, accretion of the related discount and accrued but unpaid dividends totaled $1.4 million, increasing the carrying amount to $17.9 million. As of September 30, 2004, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $197.83 per share.

SERIES B PREFERRED STOCK

For the nine months ended September 30, 2004, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $2.1 million, increasing the carrying amount to $12.7 million.  As of September 30, 2004, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $358.05 per share.

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

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the nine months ended September 30, 2004.  These factors include: the impact of check truncation, reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during the nine months ended September 30, 2004, the USS and INTL segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

Computer and Network Services (“CNS”) encounters aggressive competition from a variety of companies.  The Company believes that functionality, performance, quality, service, and price are important competitive factors in the markets in which it operates.  While the Company believes that its offerings compete favorably based on each of these elements, the Company could be adversely affected if its competitors offer their products at significantly lower prices than the Company.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2004 and Three Months Ended September 30, 2003

Consolidated revenue of $83.1 million for the three months ended September 30, 2004 was a decrease of $14.3 million or 14.7% from the comparable prior-year period.  The USS revenue decrease of $10.5 million was partially related to a decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future.  In addition, a decline in revenue related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21.  Decreases in INTL of $1.2 million are the result of reduced deliveries of solutions to customers partially offset by the impact of the weakening dollar on the conversion of revenue stated in foreign currencies and the continued growth of document processing services in the United Kingdom.  The CNS decrease of $2.5 million with the comparable prior-year period primarily resulted from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.  These decreases were somewhat offset by the expansion by CNS of operations in Europe.

Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $16.2 million decreased by $7.8 million or 32.5% from the comparable prior-year period. Decreases were experienced in CNS of $2.9 million, USS of $3.2 million and in INTL of $1.8 million. The decrease in USS gross profit resulted primarily from decreased revenues.  In addition, the USS gross margin percentage decreased from 24.9% to 22.3%, resulting from competitive pricing pressures.  The decreases in INTL gross profit resulted from decreased revenue and a lower gross profit percentage, decreasing from 35.0% to 29.7%, which were partially offset by the impact of currency conversion.  CNS’ gross profit percentage decreased from 14.6% to 6.8%, resulting primarily from decreased revenue, margin reduction caused by competitive pricing pressure and losses experienced under certain service contracts.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is the primary contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $15.2 million increased $0.9 million compared to the prior-year period. Operating expenses, by component, changed as follows: Product-development expenses decreased by $1.2 million or 40.0% primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  The use of outsourced product-development services also contributed to the reduction. Selling, general and administrative expenses (“SG&A”) increased by $2.1 million or 18.6%.  This increase partially resulted from additional marketing expenditures aimed at new product strategies.  Also, the prior year period included a reduction in net expenses related the receipt of certain property tax refunds.

Interest expense for the three months ended September 30, 2004 of $4.8 million decreased $0.1 million from the comparable prior-year period.

Sundry items resulted in a net gain of $0.5 million during the three months ended September 30, 2004.  This gain is primarily the result of foreign-exchange gains.  This is compared to a net gain of $0.2 million recorded during the comparable prior-year period, also consisting primarily of foreign-exchange gains.

An income tax provision of $0.3 million for the three months ended September 30, 2004 is compared to a corresponding prior-year period income tax provision of $0.9 million.  The income tax provisions for both periods related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately (10.5)% for the three months ended September 30, 2004 as compared to 17.3% for the corresponding prior-year period.

Comparison of Nine Months Ended September 30, 2004 and Nine Months Ended September 30, 2003

Consolidated revenue of $272.0 million for the nine months ended September 30, 2004 decreased by $13.2 million or 4.6% from the comparable prior-year period. The USS revenue decrease of $21.0 million was partially related to a decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue in the foreseeable future.  In addition, a decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21.  Increases in INTL of $8.8 million are the result of the impact of the weakening dollar on the conversion of revenue stated in foreign currencies and the continued growth in the United Kingdom of document processing services.  A decrease in CNS of $1.0 million resulted from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs, partially offset by revenue increases resulting from the expansion by CNS of operations into Europe.  Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, customer and prospective customer mergers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $59.9 million decreased by $11.5 million or 16.1% from the comparable prior-year period. Decreases in CNS of $8.9 million and USS of $5.0 million were partially offset by increases in INTL of $3.0 million.  The decrease in USS resulted from decreased revenues as well as a decrease in the USS gross margin percentage from 22.9% to 22.5%.  Increases in INTL gross profit resulted partially from increased revenue, including the impact of currency conversion, offset partially by a lower gross profit percentage, decreasing from 33.6% to 33.1%. Continued efforts to provide proven deliverables as well as targeted new offerings, including EDM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the INTL gross profit.  CNS’ gross profit percentage decreased from 18.2% to 9.3%, resulting primarily from decreased revenue, margin reduction caused by competition pricing pressure and losses experienced under certain service contracts.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of

Operations, and therefore is the primary contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $47.2 million decreased $4.7 million compared to the prior-year period. Operating expenses, by component, changed as follows: product-development expenses decreased by $4.0 million or 38.5% primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  The use of outsourced product-development services also contributed to the reduction. SG&A decreased by $0.7 million or 1.7% due to decreased SG&A depreciation expense and on-going efforts to realign the cost structure.

Interest expense for the nine months ended September 30, 2004 of  $14.3 million decreased $0.3 million from the comparable prior-year period.

Sundry items resulted in a net loss of $1.5 million during the nine months ended September 30, 2004 compared to a net income of $1.6 million during the comparable prior-year period.  This decrease is primarily due to foreign-exchange losses of $0.3 million and the $1.3 million loss on the sale of 100% of the Company’s investment in the stock of Servibanca S.A. during the current-year period, compared to a gain from the repurchase of Senior Notes of approximately $1.1 million and foreign-exchange gains of $0.4 million in the prior-year period.

An income tax provision of $3.2 million for the nine months ended September 30, 2004 is compared to a corresponding prior-year period income tax provision of $2.7 million.  The income tax provision for the period related primarily to income of approximately $8.7 million from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately (121.6)% for the nine months ended September 30, 2004 as compared to 37.9% for the corresponding prior-year period.

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

The Company’s cash and cash equivalents totaled $58.7 million at September 30, 2004 compared with $61.6 million at December 31, 2003. Working capital increased $1.4 million during the nine months ended September 30, 2004 to working capital of $11.3 million compared to working capital of $9.9 million at December 31, 2003.  The change in working capital included a current liability increase of $1.3 million from increased accrued liabilities partially offset by decreases in deferred revenue and maintenance contract deposits and accounts payable, a decrease in net inventories of $1.3 million, an accounts receivable increase of $5.4 million and a prepaid expense increase of $1.5 million.

During the nine months ended September 30, 2004, the Company relied primarily on cash flows generated from operating activities to fund operations. At September 30, 2004, the Company had available $20.1 million of borrowing capacity under the Revolver, of which the Company can draw $16.1 million.

Operating activities utilized less than $0.1 million and provided $31.3 million of cash in the nine months ended September 30, 2004 and 2003, respectively, a decrease of  $31.3 million.  This decrease primarily resulted from a decrease in cash generated by changes in working capital assets and liabilities of $21.8 million and a net income decrease of $10.3 million from the prior-year period.

Investing activities used net cash of $2.2 million and $4.7 million in the nine months ended September 30, 2004 and 2003, respectively. The use of cash during the nine months ended September 30, 2003, consisted of purchases of property, plant and equipment.  The uses of cash for the nine months ended September 30, 2004, consisted of purchases of property, plant and equipment of $5.4 million, offset by cash received from the sale of the Company’s interest in Servibanca S.A. of $3.0 million.

Financing activities used $0.9 million and $3.7 million of net cash in the nine months ended September 30, 2004 and 2003, respectively.  Both uses of cash related primarily to the reduction of the Company’s debt.

At September 30, 2004, the Company’s principal outstanding debt instruments consisted of (i) no balance outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which matures on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s Senior Notes.   Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At September 30, 2004, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $7.0 million.  The balance remaining under the Revolver that the Company can draw was $16.1 million at September 30, 2004 ($20.1 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 2.0 to 1.0, (2) 1.75 to 1.0, (3) 1.5 to 1.0 and (4) 1.25 to 1.0 and (total rate increase of 1.00%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than 2.25 to 1.0 (total rate decrease of 0.25%).  At September 30, 2004, the Company’s rate on the Revolver was 5.75%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at September 30, 2004 of $7.0 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed-charge coverage ratio and minimum average borrowing availability.  At September 30, 2004, the Company was in compliance with all covenants under the Revolver.

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

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount is being accreted over a period of 8 years. For the nine months ended September 30, 2004, accretion of the related discount and accrued but unpaid dividends totaled $1.4 million, increasing the carrying amount to $17.9 million. As of September 30, 2004, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $197.83 per share.

Preferred Stock – Series B. For the nine months ended September 30, 2004, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $2.1 million, increasing the carrying amount to $12.7 million.  As of September 30, 2004, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $358.05 per share.

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

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at September 30, 2004:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$197.8	$—	$—	$197.8	$—
Capital leases	0.8	0.6	0.2	—	—
Operating leases (non-cancelable)	15.3	5.1	6.2	2.8	1.2

Total Contractual	213.9	5.7	6.4	200.6	1.2

Unused lines of credit	$20.1	$20.1	$—	$—	$—
Standby letters of credit	7.0	7.0	—	—	—

Total Commercial	$27.1	$27.1	$—	$—	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.75% over prime or (2) 2.25% over LIBOR.  Although no actual balances were outstanding under the Revolver at September 30, 2004, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period.

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

The Company has addressed the individual internal-control weaknesses noted by D&T and KPMG, but analysis of internal control factors continues on an ongoing basis.  Steps that have been implemented to address internal-control weaknesses include policies covering loss contracts, inventory reserves, allowance for doubtful accounts, revenue recognition, and project costing.  In addition, as a result of Exchange Act Rule 13a-14, the Company has put in place procedures addressing the adequacy of disclosure controls, including obtaining certifications from each member of management involved in the preparation and review of this Form 10-Q.  Although the Company believes that it has implemented adequate controls over financial reporting for the preparation of this report, the actions taken by the Company to correct certain of the previously identified weaknesses will not be fully tested by the Company’s independent accountants until the annual audit for the year ended December 31, 2005.

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, and new procedures put in place, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  The Company will continue to evaluate disclosure controls on an ongoing basis.

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

On May 5, 2004, the Supreme Court granted the Company’s motion for summary judgment dismissing the plaintiffs’ complaint in its entirety.  On or about November 8, 2004, the plaintiffs/appelants filed their brief with the appelate division of the New York Supreme Court.

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

31.1 – Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

32.1 – Certification of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

32.2 – Certification of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

(b)         Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated September 9, 2004, reporting the termination of employment of the previous President and Chief Executive Officer, Craig D. Crisman and the appointment of a new President and Chief Executive Officer,  Coley Clark.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

	By	/s/ Brian R. Stone
Brian R. Stone
Senior Vice President on behalf of
the registrant and as Chief
Financial Officer

Dated: November 15, 2004