Form 10-K
period 2004-12-31
BANCTEC INC
filed 2005-04-08
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

(972) 821-4000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).   Yes:  ☐     No:  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 15, 2005
Common Stock, $0.01 Par Value	17,003,838
Class A common stock, $0.01 Par Value	1,181,946

Aggregate market value of common equity held by non-affiliates:  Not applicable

BancTec, Inc.

Annual Report

on

Form 10-K

Year Ended December 31, 2004

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

TABLE OF CONTENTS

PART I

ITEM 1.	Business

ITEM 2.	Properties

ITEM 3.	Legal Proceedings

ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

ITEM 6.	Selected Financial Data

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

ITEM 8.	Financial Statements and Supplementary Data

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

ITEM 9A.	Controls and Procedures

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions

ITEM 14.	Principal Accountant Fees and Services

PART IV

ITEM 15.	Financial Statement Schedules, Exhibits, and Reports on Form 8-K

PART I

ITEM 1. BUSINESS.

Overview

BancTec, Inc. (BancTec or the Company), a Delaware corporation, is a worldwide provider of comprehensive enterprise content management, image capture devices, infrastructure support services and payment processing solutions. The Company helps customers create business efficiencies through innovative technology and services by combining advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment. These solutions are subsequently maintained and supported by the Company’s service operations. The Company is also a leading provider of personal computer maintenance services for major computer companies, government and corporate customers. Worldwide, the Company employs approximately 3,000 people full-time and is headquartered in Irving, Texas.

Founded in 1972, the Company operates worldwide serving approximately 2,000 customers in over 50 countries, with international revenue in 2004 representing approximately one-third of total revenues.

The Company markets its portfolio of solutions to specific target markets in which it believes it has extensive business process expertise and certain competitive advantages and is able to maintain or achieve a leadership position.

Ownership

In July 1999, BancTec entered into a recapitalization transaction. Welsh, Carson, Anderson & Stowe (“WCAS”), a private investment partnership, and Convergent Equity Partners, L.P. (“Convergent”), a private investment partnership, formed Colonial Acquisition Corp. (“Colonial”), with WCAS owning 93.5% and Convergent owning 6.5%. Through the merger of Colonial into BancTec, WCAS acquired 17,003,838 shares of BancTec’s common stock and Convergent acquired 1,181,946 shares of BancTec’s Class A common stock. In connection with the recapitalization, each previously outstanding share of BancTec common stock was converted into the right to receive $18.50 in cash, totaling approximately $360.2 million, and simultaneously canceled. Funding for the distribution to the former BancTec stockholders was provided by a $145.0 million capital contribution from WCAS and Convergent, by the Tranche A Term Loan, the Sponsor Note, and the Revolving Credit Facility.  In addition to the funds that were paid for the shares, cash payments were made for employee stock options of $9.3 million and an employee stock purchase plan of $0.3 million. The options and the employee stock purchase plan payments were recorded as a reduction to stockholders’ equity.  In subsequent transactions occurring in 2000 and 2001, Series A preferred stock (“Series A Preferred”) which included warrants and Series B preferred stock (“Series B Preferred”) which included conversion rights were issued to WCAS.

In 2002, the Company and the owners of all the outstanding capital stock of the Company consummated a series of transactions in order to create a two-tier holding company structure above the Company.  As a consequence of the restructuring, all the outstanding capital stock of the Company and warrants to purchase capital stock of the Company (but not employee stock options) are held by BancTec Intermediate Holding, Inc., a Delaware corporation (“Intermediate Holding”).  In turn, all the outstanding capital stock of Intermediate Holding is held by BancTec Upper-Tier Holding, LLC, a Delaware limited liability company (“Upper-Tier Holding”), whose members consist of the prior owners of all the outstanding capital stock of the Company.  As part of the restructuring, WCAS Capital Partners III, L.P. contributed to Upper-Tier Holding the Senior Subordinated Note Due 2009 originally issued to it by the Company, together with pay-in-kind interest thereon, in an aggregate principal amount of approximately $193.8 million (the “Sponsor Note”).  In addition, Intermediate Holding contributed $100,000 to the Company in exchange for 667 shares of Series A Preferred Stock of the Company.

WCAS is one of the largest private equity investment firms in the U.S. focused exclusively on investments in three industries: information and business services, healthcare, and communications. Since its founding in 1979, WCAS has organized 13 limited partnerships with total capital of more than $12 billion. The firm currently invests out of Welsh, Carson, Anderson & Stowe IX, L.P., a $3.8 billion equity fund, and WCAS Capital Partners IV, L.P., a $1.3 billion dedicated subordinated debt fund.

Products and Markets

Worldwide Solutions. The worldwide solutions group is made up of U.S. Solutions (“USS”) and International Solutions (“INTL”).  These two operations offer similar systems integration and business process solutions and services, and market to similar types of customers. The solutions offered primarily involve high-volume transaction processing using advanced technologies that capture, process and archive paper and electronic documents.  The Company’s powerful, high-volume integrated systems deliver important benefits to some of the world’s largest credit card companies and major banks. In addition, these segments provide their products and services to other customers, including financial services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and retail companies.

The Company combines its extensive business application knowledge with a full range of software and equipment offerings for complex transaction processing environments. The Company’s integrated systems generally incorporate advanced applications software developed by the Company and by third parties. These solutions may also include hardware developed and manufactured by the Company as well as by third parties.  Key applications provided by USS and INTL focus around the following process services and solutions:

Enterprise Content Management (“ECM”).  The Company’s ECM business offers complete solutions to capture, process, and archive information.  The Company’s software products, marketed under the eFIRST brand, are highly scaleable, designed for high-volume, complex and distributed environments.  eFIRST Capture provides a software solution to capture structured or unstructured documents from paper scanners, fax machines and e-mail and then extract key information needed to categorize, index and distribute the data to the appropriate person or department.  eFIRST Process is a Business Process Management tool that enables business process automation through analysis, modeling, development and deployment.  eFIRST Process provides intelligent workflow and routing of documents and cases in complex environments based on business rules.  eFIRST Archive can store large volumes of highly complex documents and provide multiple indices for improved search and retrieval.  These software products can be implemented on a stand-alone basis or incorporated with the Company’s hardware.

The DocuScan 9000, introduced in 2004, is a high-speed mixed document scanner designed to provide the highest hourly throughput in difficult paper handling applications.  The S-Series is a color page scanner optimized for forms processing environments with standard or similar size documents.

Image Capture.  The Company provides a complete line of products and services to address the high-volume check or mixed document imaging environment.  In addition to the DocuScan 9000 and S-Series, the company offers the E-Series and X-Series transports.  The E-Series is a high-speed transport that can read and sort between 10,000 and 1,000,000 check-size documents per day.  The X-Series offers a mid-range transport for check and remittance processing which enables check and item-based transactions to be digitally captured, processed and retained.  To help companies achieve optimal performance in day-to-day check imaging operations, the Company offers its advanced image quality software, Image Sentry.

Payment Processing.  The Company is focused on helping customers move into the new era of remittance processing by addressing current issues around check conversion with ACH, ARC and check truncation with Check 21.  The passage of the Check Clearing for the 21st Century Act (“Check 21”), which facilitates check truncation by authorizing substitute checks, is expected to result in decreased demand for payment and check clearing solutions.  The Company’s suite of payments processing solutions take advantage of new technology advances, such as automatic image recognition and internet accessibility, to offset labor costs, facilitate timely research and handle complex transaction variations.  The payment processing suite includes eCap, a data capture application that automates check and list processing and the extraction of data from invoices or payment advices.  PayCourier Retail is a comprehensive remittance solution for processing payment transactions, such as return documents, customer correspondences, customer envelopes and checks.  PayCourier Archive is a transaction archive solution that provides long-term data and image storage for remittance processing.

Support and Managed Services. The Company provides customers with worldwide system support for hardware and software products.  The Company provides expertise in the installation, repair and maintenance of large mission critical computer driven electromechanical devices, such as reader/sorters and scanners, which involve imaging and paper handling.  The Company employs customer service engineers located in the United States and international locations to perform such service. The Company’s maintenance contracts usually include both parts and labor, and the contracts are typically renewed for five to seven years.  In addition, the Company markets a full range of consumable supplies that complement the Company’s document processing systems.

Managed Services involves handling large volumes of mixed daily correspondence and transactions using advanced image, workflow, and document technologies.  The Company focuses on streamlining specific business critical processes to reduce costs, while maintaining consistently high standards and improving customer services.  The Company works closely with customers to highlight areas where further efficiencies can be achieved.  Value-added solutions, using advanced technology, deliver process improvements in a structured and innovative way.  The Company has offered and sold outsourcing services for document management processes and payment processes in Europe, and plans to expand the offering of these services to customers in the United States in 2005.

Computer and Network Services (“CNS”). CNS provides quality integrated support services to the evolving Information Technology industry, with focused deployment and ongoing support solutions for the original equipment manufacturer (“OEM”), Enterprise and Fortune marketplaces.  CNS provides coverage in North America and Europe with OEM partners in providing warranty and fulfillment services and related support to manufacturers of desktop/enterprise products.  In addition, CNS enters into strategic alliances with industry recognized providers of outsourcing services and system integrators, as well as individual corporate customers.  These customers include defense and aerospace companies, strategic outsourcing organizations, and consumer electronics manufacturers.

Information About Industry Segments

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  In 2002 through 2004, the Company reported its operations as three primary segments, US Solutions (“USS”), International Solutions (“INTL”), and CNS. The operations of USS and INTL include manufacturing and supplies, maintenance of Company-manufactured and related products, integrated systems, and BancTec software products sold through Plexus Software (“Plexus”), a division of BancTec.  The CNS operations include personal computer repair services and administration of third-party extended-service contracts.  INTL reporting includes both US and International operations of Plexus.

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

Product Development

The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 105 people for such activities as of December 31, 2004.

The following table sets forth the Company’s product development expenses:

	For the years ended December 31,
	2004	2003	2002
	(dollars in thousands)

Product Development Expenses	$7,768	$12,548	$15,984

Percent of Total Revenue	2.2%	3.3%	4.2%

Current expenditures are concentrated on developing new applications for the Company’s product lines and improving and expanding existing products. The Company is currently focusing on Enterprise Content Management (“ECM”) solutions and image capture solutions.  There can be no assurance that the Company’s development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adapting new technology and introducing new products to the market.

Enterprise Content Management. BancTec’s ECM business is organized around a set of high-level reusable components that form the basis of vertical solutions for specific markets. The three core modules in the eFIRST™ suite of solutions, generic capture system (eFIRST Capture), business process automation (eFIRST Process), and archiving (eFIRST Archive), can be integrated within the same environment and expanded.  In addition, the Company will add key managed services capabilities to these products.

eFIRST Capture captures, sorts and processes data from many types of documents, such as e-mail, web, scanned documents, faxes and web-forms, and provides real-time access to this data for subsequent use.

eFIRST Process provides a technology platform and user tools to construct workflows, data views, user environments and access permission models that draw in existing systems and people to automate business processes.

eFIRST Archive addresses the secure, structured storage and future retrieval of data.

Image Capture. In 2005, the Company plans to continue developing options for the DocuScan 9000 system and make strategic market-based investments in the E-Series and X-Series transports.  All other products are now effectively in a sustaining mode only of development.

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

Customer Diversification

For the years ended December 31, 2004, 2003 and 2002, Dell, accounted for 17.4%, 15.7%, and 16.2%, respectively, of the total revenue of the Company (as restated for discontinued operations).  The Company’s ten largest customers accounted for 44.3%, 42.7%, and 39.6%, of the Company’s revenues (as restated for discontinued operations) for the years ended December 31, 2004, 2003, and 2002 respectively.

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

Employees

At December 31, 2004, the Company employed approximately 3,000 full-time employees. None of the Company’s employees is represented by a labor union. The Company has never experienced a work stoppage.

ITEM 2. PROPERTIES.

The principal executive offices of the Company are located in its Irving, Texas facility.

The Company consolidated additional personnel at its Irving, Texas facility in January 2002, vacating substantially all (90%) of an owned facility in Dallas, Texas.  The Company recorded an impairment charge of $1.5 million during the fourth quarter of 2001 and the facility is currently being offered for sale.  In addition, during February 2005, the Company consolidated personnel from another owned facility in Dallas, Texas to its facility in Irving, Texas.  This facility is also being offered for sale.

As of December 31, 2004, the Company owned or leased numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any of the Company’s principal facilities could have an adverse impact on operations in the short term. The Company has the option to renew its facility leases or believes it can replace them with alternate facilities at comparable cost. The Irving manufacturing facility, which the Company owns, is the primary location for the Company’s administration, assembly and manufacturing activities.

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

On May 5, 2004, the Supreme Court granted the Company’s motion for summary judgment dismissing the plaintiffs’ complaint in its entirety.  On or about November 8, 2004, the plaintiffs/appellants filed their brief with the appellate division of the New York Supreme Court.  On March 3, 2005, the Supreme Court of New York, Appellate Division affirmed the lower court’s decision in favor of BancTec.

The Company is a party to various other legal proceedings.  None of those current proceedings is expected to have an outcome that is material to the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  and the Consolidated Financial Statements of the Company for the three years ended December 31, 2004, 2003 and 2002, and the related notes thereto.

	Years Ended
	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
	(In thousands)
Revenue	$360,726	$378,891	$379,433	$427,264	$412,620
Gross profit	80,422	90,688	96,205	55,885	25,231
Operating expenses	64,614	66,818	70,968	94,364	102,487
Interest expense	19,098	19,473	33,080	35,527	37,239
Income (loss) from continuing operations before income taxes	(3,606)	6,456	700	(52,258)	(113,501)
Income tax expense (benefit)	13,621	(11,370)	344	445	34,236
Net income (loss)	(17,227)	17,826	59,126	(45,826)	(144,850)

Total assets	216,065	239,515	231,395	315,049	399,752
Working capital (deficit)	11,531	12,337	(8,877)	(8,970)	84,718
Long-term debt, less current maturities	197,823	197,823	201,723	304,798	388,112
Series A preferred stock	18,040	16,568	14,856	13,151	11,638
Series B preferred stock	13,520	10,609	8,324	6,632	—
Stockholders’ deficit	(159,703)	(152,636)	(161,724)	(219,049)	(167,342)

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

Highlights

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the year ended December 31, 2004.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s U.S. Solutions (“USS”) and International Solutions (“INTL”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during 2004, the USS and INTL segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

Expected economic and business conditions into 2005 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects.  Many of the Company’s product offerings represent a significant capital expenditure for its customers.  General economic conditions and the impact of check truncation have caused a continued weakening in demand for payment and check solutions products offered in North America. The Company continues to introduce new product offerings in its Enterprise Content Management (“ECM”) solutions as well as expand its managed services business into North America.  In addition, the Company continues to seek reductions in operating costs.  Product-development efforts are focused on ECM solutions as well as hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

Critical Accounting Policies

The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note A of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•                  Revenue recognition

•                  Allowance for doubtful accounts

•                  Inventory valuation

•                  Goodwill

•                  Income taxes

•                  Stock-based compensation

Revenue Recognition. The Company derives revenue primarily from two sources: (1) product sales - systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment, and (2) services - consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and sales of hardware where the software is not incidental. For those transactions that involve acceptance certificates, the Company recognizes revenue upon receipt of the acceptance certificate, or when it can be objectively demonstrated that acceptance criteria have been met.  For hardware transactions where software is considered incidental, or no software is included, revenue is recognized when the product has been delivered and all initial obligations have been fulfilled.

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

Stock-Based Compensation.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB No. 25”), Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS No. 123”), Accounting for Stock-Based Compensation.

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

Comparison of Years Ended December 31, 2004 and December 31, 2003

Consolidated revenue of $360.7 million for the year ended December 31, 2004 decreased by $18.2 million or 4.8% from the comparable prior-year period. The USS revenue decrease of $28.1 million was partially related to the decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increasing competition.  The Company expects these trends to continue on these end of life products.  In addition, a decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21. The CNS decrease of $1.1 million resulted from pricing decreases, domestic competitive pressure, and decreased volumes under certain maintenance programs, partially offset by revenue increases resulting from the expansion by CNS of operations into Europe.  Increases in INTL of $13.5 million are the result of the impact of the weakening dollar on the conversion of revenue stated in foreign currencies and the continued growth in the United Kingdom of managed services as well as increased sales in Europe of ECM solutions.  Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, industry consolidation reducing the volume of customers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $80.4 million decreased by $10.3 million or 11.4% from the comparable prior-year period. Decreases in CNS of $7.7 million and USS of $6.4 million were partially offset by increases in INTL of $4.7 million. The decrease in USS resulted from decreased revenues as well as a decrease in the USS gross margin percentage from 22.7% to 22.6%.  Increases in INTL gross profit resulted partially from increased revenue, including the impact of currency conversion, as well as a higher gross profit percentage, increasing from 32.9% to 33.1%.  Continued efforts to provide proven deliverables as well as targeted new offerings, including ECM solutions, image capture solutions and hardware enhancements, which, along with ongoing cost-containment efforts, contributed to the strengthening of INTL gross profit.  CNS’ gross profit percentage decreased from 15.1% to 9.1% resulting primarily from decreased revenue, margin reduction caused by competition pricing pressure and volume losses experienced under certain service contracts.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is the primary contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $64.6 million represented a decrease of $2.2 million compared to the comparable prior-year period. Operating expenses, by component, changed as follows: (1) Product development expenses decreased $4.7 million compared to the prior year primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  (2) Selling, general, and administrative expenses increased by $2.5 million or 4.6%.  The increase partially resulted from additional marketing expenditures aimed at new product strategies, increased IT-related expenditures and severance obligations to former officers of the Company.

Interest expense for the year ended December 31, 2004 decreased to $19.1 million from $19.5 million in the comparable prior-year period.

Sundry items resulted in a net loss of $1.0 million during the year ended December 31, 2004 as compared to net income of $1.4 million during the comparable prior-year period.  This decrease is primarily due to the $1.3 million loss on the sale of 100% of the Company’s investment in the stock of Servibanca S.A. during the current year period, compared to a gain of approximately $1.1 million from the Company’s repurchase of Senior Notes during the prior-year period.

An income tax provision of $13.6 million for the year ended December 31, 2004, is compared to a corresponding prior-year income tax benefit of $11.4 million.  The Company’s effective income tax rate was approximately (377.7%) as compared to (176.1%) for the corresponding prior-year period.  During 2004, the Company recorded an additional valuation allowance of

$10.5 million on the deferred income tax asset to reduce that asset to a carrying amount that is more likely than not to be realizable.

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

The Company’s cash and cash equivalents totaled $51.5 million at December 31, 2004, compared to $61.6 million at December 31, 2003.  Working capital decreased $0.8 million to working capital of $11.5 million at December 31, 2004.  The change in working capital included decreases in deferred revenue, current maintenance contract deposits and customer advances totaling $2.8 million, a decrease in other accrued liabilities of $1.6 million, an increase in accounts payable of $1.4 million and an increase in accrued income taxes of $1.4 million. Current assets decreases of $2.7 million included the decrease in cash of $10.1 million, partially offset by an increase in accounts receivable of $6.5 million and a decrease in current deferred tax assets of $0.4 million.

During 2004, the Company relied primarily on cash reserves to fund operations. At December 31, 2004, the Company’s remaining availability under the Revolver, as hereinafter defined, was $20.7 million, of which the Company could draw $16.7 million.

Operating activities utilized $5.7 million of cash in 2004 and provided $39.6 million of cash in 2003, a decrease of $45.3 million.  This decrease primarily resulted from a decrease in cash generated by changes in working capital assets and liabilities of $32.2 million and a decrease in net income of $32.2 million.

Investing activities used net cash of $3.5 million during 2004 compared to $6.3 million in 2003. The uses of cash for 2003 consisted of purchases of property, plant and equipment.  The uses of cash for 2004 consisted of purchases of property, plant and equipment of $6.8 million, offset by cash received from the sale of the Company’s interest in Servibanca S.A. of $3.0 million.

Financing activities used $1.2 million of net cash in 2004 compared to $3.9 million of net cash in 2003. Both uses of cash consisted primarily of reductions to the Company’s debt.

At December 31, 2004, the Company’s principal outstanding debt instruments consisted of (i) $0.001 million under the Revolving credit facility maturing May 30, 2006 (which is more fully described below) (ii) $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million Sponsor Notes due 2009.  As of December 31, 2004, the Company’s foreign subsidiaries had no outstanding borrowings.  The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At December 31, 2004, the Company had $0.001 million outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $4.0 million.  The availability remaining under the Revolver that the Company can draw was $16.7 million at December 31, 2004 ($20.7 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%).  The interest rate was re-measured as of the effective date of September 1, 2003 under this amendment.  At December 31, 2004, the Company’s weighted average rate on the Revolver was 6.50% under the prime option.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at December 31, 2004 of $4.1 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective December 31, 2004, the Company and Heller amended the loan and security agreement to decrease the minimum fixed charge coverage ratio at December 31, 2004 from 1.1 to 1.0. The Company has experienced recent decreases in its fixed charge coverage ratio which has necessitated amendments to the Revolver agreement with Heller. It is anticipated that future amendments may be necessary should the fixed charge coverage ratio continue to decline.  At December 31, 2004, the Company was in compliance with all covenants under the Revolver.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions. During the year ended December 31, 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for 2003.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The payments began September 30, 1999.  The Sponsor Note matures on July 22, 2009.  As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods resulting in an increase in the Sponsor Note totaling $33.8 million. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS has elected not to defer the quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90 million principal payment on the Sponsor Note.  A holder of the Senior Notes had sought to contest this payment.  See discussion under Item 3, Legal Proceedings.  The Company wrote off a proportionate share of deferred financing fees totaling $3.8 million in 2002.

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued. The related discount was being accreted over a period of 8 years though March 31, 2004, when the agreement was amended to remove the mandatory redemption provision.  For the year ended December 31, 2004, accretion of the related discount and accrued but unpaid dividends totaled $1.4 million, increased the carrying amount to $18.0 million. As of December 31, 2004, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $201.32 per share.

Preferred Stock – Series B. For the year ended December 31, 2004, the Company accrued additional unpaid dividends for its Series B preferred stock totaling $2.9 million, increasing the carrying amount to $13.5 million.  As of December 31, 2004, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $380.63 per share.

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

Off Balance Sheet Arrangements

The Company currently does not have any off balance sheet arrangements.

Contractual Obligations and Commercial Commitments

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at December 31, 2004:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$197.8	$—	$—	$197.8	$—
Capital leases	0.5	0.3	0.2	—	—
Purchase obligations	2.0	—	1.3	.7	—
Operating leases (non-cancelable)	22.5	7.1	9.8	4.0	1.6

Total Contractual	$222.8	$7.4	$11.3	$202.5	$1.6

Unused lines of credit	$16.7	$16.7	$—	$—	$—
Standby letters of credit	4.0	4.0	—	—	—

Total Commercial	$20.7	$20.7	$—	$—	$—

Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be cancelled without penalty.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method.  The Company is required to adopt SFAS No. 123(R) in the third quarter of fiscal 2005, beginning July 1, 2005.  The Company is currently assessing the final impact of this standard on the company’s consolidated results of operations, financial position, and cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to the Company’s compensation strategies.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

On October 22, 2004, a new tax law was passed, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), which raised a number of issues with respect to accounting for income taxes. In response, on December 21, 2004, the FASB issued two FASB Staff Positions (FSP), FSP 109-1 – “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP 109-2 – “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which became effective for the Company upon issuance.

The Jobs Creation Act provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at December 31, 2004, is required.

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions.  (See Note H, contained in Notes to the Consolidated Financial Statements, for more discussion of the impact of the Jobs Creation Act, including the Company’s status on the repatriation of foreign earnings.)

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

Dependence on Suppliers

The Company’s hardware products depend on the quality of components that are procured from third-party suppliers.  Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of the Company’s products), a shortage of components and reduced control over delivery schedules (which can adversely affect the Company’s manufacturing efficiencies) and increases in component costs (which can adversely affect the Company’s profitability).

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

 Indebtedness and Impact on Operating Results

As a result of the Company’s high debt to equity ratio, the Company is required to devote significant cash to debt service.  This limits the Company’s future operating flexibility and could make the Company more vulnerable to a downturn in its operating performance or a decline in general economic conditions.  The Company has experienced recent decreases in its fixed charge coverage ratio which has necessitated amendments to the Revolver agreement with Heller.  It is anticipated that future amendments may be necessary should the fixed charge coverage ratio continue to decline.

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

Fluctuations in Operating Results

The Company’s operating results may fluctuate from period to period and will depend on numerous factors, including the following: customer demand and market acceptance of the Company’s products and solutions, new product introductions, product obsolescence, varying product mix, foreign-currency exchange rates, competition and other factors. The Company’s business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic conditions and other factors beyond the Company’s control. In addition, recent laws governing check truncation could reduce the demand for the Company’s payment products.  Any unfavorable change in one or more of these factors could have a material adverse effect on the Company.

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

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At December 31, 2004 and 2003, the Company had outstanding Senior Notes, due in 2008, of $94.0 million, with a fixed interest rate of 7.5%. At December 31, 2004 and 2003, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million. The Sponsor Note bears interest at a fixed rate of 10.0%.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%).  The interest rate was re-measured as of the effective date of September 1, 2003 under this amendment.  At December 31, 2004, the Company’s weighted average rate on the Revolver was 6.50% under the prime option.  A balance of $0.001 million was outstanding under the Revolver at December 31, 2004.

The estimated fair values of the outstanding Senior Notes and the Sponsor Note, based upon recently completed market trades, comparable borrowing rates and the relative seniority preference of the instruments under certain circumstances, were $66.9 million at December 31, 2004 and 2003 for the Senior Notes, and $64.4 million at December 31, 2004 and 2003 for the Sponsor Note.  The Company does not expect changes in fair value of the Senior Notes or the Sponsor Note to have a significant effect on the Company’s operations, cash flow or financial position.

Foreign Currency Risk

The Company’s international subsidiaries operate in approximately 11 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $126.1 million or 35.0% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within sundry expenses in the consolidated statements of operations and were not material.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging activities existed at year-end 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BancTec, Inc.

We have audited the accompanying consolidated balance sheets of BancTec, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audit of the consolidated financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts (“financial statement schedule”) as of December 31, 2004 and 2003 and for the years then ended.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles .  Also, in our opinion, the related financial statement schedule as of December 31, 2004 and 2003 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  As discussed in note A to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Dallas, Texas
March 31, 2005

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $4,056 and $19,578 at December 31, 2004 and 2003	$51,487	$61,566
Accounts receivable, less allowance for doubtful accounts of $931 and $1,126 at December 31, 2004 and 2003	45,772	39,193
Inventories, net	24,466	23,908
Prepaid expenses	4,950	4,823
Other current assets	1,984	2,411
Total current assets	128,659	131,901

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	2,860	2,860
Field support spare parts	38,057	59,789
Systems and software	49,785	55,769
Machinery and equipment	23,360	21,075
Furniture, fixtures and other	12,098	22,672
Buildings	26,529	27,653
	152,689	189,818
Less accumulated depreciation and amortization	118,435	144,986
Property, plant and equipment, net	34,254	44,832

OTHER ASSETS:
Goodwill, less accumulated amortization of $30,001 at December 31, 2004 and 2003	41,476	41,476
Deferred income tax benefit	6,874	11,406
Other assets	4,802	9,900
Total other assets	53,152	62,782
TOTAL ASSETS	$216,065	$239,515

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	December 31,
	2004	2003
CURRENT LIABILITIES:
Current obligations under capital leases and revolver	$299	$1,105
Trade accounts payable	14,479	13,122
Other accrued expenses and liabilities	34,377	35,994
Deferred revenue	23,778	23,086
Maintenance contract deposits	41,083	44,540
Income taxes	3,112	1,717
Total current liabilities	117,128	119,564

OTHER LIABILITIES:
Long-term debt	197,823	197,823
Non-current maintenance contracts deposits	20,547	30,837
Other liabilities	22,230	16,750
Total other liabilities	240,600	245,410
Total liabilities	357,728	364,974
COMMITMENTS AND CONTINGENCIES (Note K)

SERIES A PREFERRED STOCK - issued and outstanding, 100,667 shares at December 31, 2004 and December 31, 2003	18,040	16,568
SERIES B PREFERRED STOCK	—	10,609

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at December 31, 2004 and December 31, 2003
Series B preferred stock - issued and outstanding, 35,520 shares at December 31, 2004 and December 31, 2003	13,520	—
Common stock authorized, 21,800,000 shares of $0.01 par value at December 31, 2004 and 2003:
Common stock-issued and outstanding 17,003,838 shares at December 31, 2004 and 2003	170	170
Class A common stock-issued and outstanding 1,181,946 shares at December 31, 2004 and 2003	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,655	127,038
Accumulated deficit	(286,247)	(269,020)
Accumulated other comprehensive loss	(13,539)	(14,562)
Total stockholders’ deficit	(159,703)	(152,636)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$216,065	$239,515

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2004	2003	2002

REVENUE
Equipment and software	$137,842	$149,654	$139,843
Maintenance and other services	222,884	229,237	239,590
	360,726	378,891	379,433
COST OF SALES
Equipment and software	90,148	98,781	105,448
Maintenance and other services	190,156	189,422	177,780
	280,304	288,203	283,228
Gross profit	80,422	90,688	96,205

OPERATING EXPENSES
Product development	7,768	12,548	15,984
Selling, general and administrative	56,846	54,270	54,984
	64,614	66,818	70,968
Income from operations	15,808	23,870	25,237

OTHER INCOME (EXPENSE):
Interest income	718	690	272
Interest expense	(19,098)	(19,473)	(33,080)
Sundry, net	(1,034)	1,369	8,271
	(19,414)	(17,414)	(24,537)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,606)	6,456	700
INCOME TAX EXPENSE (BENEFIT)	13,621	(11,370)	344
(LOSS) INCOME FROM CONTINUING OPERATIONS	(17,227)	17,826	356
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE OF $2,726 IN 2002	—	—	2,725
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX PROVISION OF $0	—	—	63,005
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(17,227)	17,826	66,086
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(6,960)
NET (LOSS) INCOME	(17,227)	17,826	59,126
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(4,383)	(3,997)	(3,397)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	$(21,610)	$13,829	$55,729

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(17,227)	$17,826	$59,126
Income from discontinued operations	—	—	2,725
Gain on sale of discontinued operations	—	—	63,005
(Loss) Income from continuing operations	(17,227)	17,826	(6,604)
Adjustments to reconcile to cash flows provided by operations:
Cumulative effect of accounting change	—	—	6,960
Depreciation and amortization	15,913	21,096	23,970
Provision for doubtful accounts	(229)	(999)	(5,215)
Deferred income tax expense (benefit)	9,580	(13,796)	—
Loss on disposition of property, plant and equipment	978	176	1,210
Loss on sale of unconsolidated subsidiary	1,280	—	—
Gain on extinguishment of long-term debt	—	(1,129)	(6,798)
Other non-cash items	340	(75)	10
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,350)	22,697	19,592
Decrease (Increase) in inventories	85	(509)	12,856
Decrease in other assets	807	2,847	3,373
Increase (decrease) in trade accounts payable	1,357	231	(4,177)
Decrease Increase in deferred revenue & maintenance contracts deposits	(13,055)	(1,006)	19,480
Increase (decrease) in other accrued expenses and liabilities	818	(7,744)	(6,167)
Cash flows (used in) provided by continuing operations	(5,703)	39,615	58,490
Cash flows provided by discontinued operations	—	—	1,040
Cash flows (used in) provided by operating activities	(5,703)	39,615	59,530

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,751)	(6,259)	(7,205)
Proceeds from sale of property, plant and equipment	297	—	—
Proceeds from sale of unconsolidated subsidiary	2,955	—	—
Proceeds from disposal of discontinued operations	—	—	82,538
Cash flows (used in) provided by continuing operations	(3,499)	(6,259)	75,333
Cash flows used in discontinued operations	—	—	(288)
Cash flows (used in) provided by investing activities	(3,499)	(6,259)	75,045

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of capital lease obligations	(1,175)	(1,097)	—
Payments on long-term borrowing	—	(2,752)	(96,277)
Proceeds (Payments) on short-term borrowings, net	1	—	(25,040)
Debt issuance costs	(50)	(95)	(207)
Net proceeds from sales and issuances of preferred stock	—	—	100
Cash flows used in continuing operations	(1,224)	(3,944)	(121,424)
Cash flows used in discontinued operations	—	—	(3,798)
Cash flows used in financing activities	(1,224)	(3,944)	(125,222)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	347	559	(142)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,079)	29,971	9,211
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	61,566	31,595	22,384

CASH AND CASH EQUIVALENTS—END OF YEAR	$51,487	61,566	31,595

SUPPLEMENTAL DISCLOSURES OF INFORMATION:
Cash paid during the period for:
Interest	$17,774	19,724	28,483

Taxes	$2,774	1,498	1,346

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2004, 2003 and 2002

(In thousands, except share data)

	Series		Class				Accumulated
	B		A		Additional		Other
	Preferred	Common	Common	Subscription	Paid in	Accumulated	Comprehensive
	Stock	Stock	Stock	Warrants	Capital	Deficit	Loss	Total
Balance at December 31, 2001	$—	$170	$12	$3,726	$134,432	$(345,972)	$(11,417)	$(219,049)

Foreign currency translation adjustments	—	—	—	—	—	—	2,753	2,753
Net income	—	—	—	—	—	59,126	—	59,126
Minimum pension liability, net of tax	—	—	—	—	—	—	(1,157)	(1,157)
Series A preferred stock dividends	—	—	—	—	(1,177)	—	—	(1,177)
Series B preferred stock dividends	—	—	—	—	(1,792)	—	—	(1,792)
Accretion of discount	—	—	—	—	(428)	—	—	(428)
Balance at December 31, 2002	—	170	12	3,726	131,035	(286,846)	(9,821)	(161,724)

Foreign currency translation adjustments	—	—	—	—	—	—	1,414	1,414
Net income	—	—	—	—	—	17,826	—	17,826
Minimum pension liability, net of tax	—	—	—	—	—	—	(6,155)	(6,155)
Series A preferred stock dividends	—	—	—	—	(1,268)	—	—	(1,268)
Series B preferred stock dividends	—	—	—	—	(2,285)	—	—	(2,285)
Accretion of discount	—	—	—	—	(444)	—	—	(444)
Balance at December 31, 2003	—	170	12	3,726	127,038	(269,020)	(14,562)	(152,636)

Series B Preferred Stock	10,609	—	—	—	—	—	—	10,609
Foreign currency translation adjustments	—	—	—	—	—	—	1,577	1,577
Net loss	—	—	—	—	—	(17,227)	—	(17,227)
Minimum pension liability, net of tax of $1,336	—	—	—	—	—	—	(554)	(554)
Series A preferred stock dividends	—	—	—	—	(1,359)	—	—	(1,359)
Series B preferred stock dividends	2,911	—	—	—	(2,911)	—	—	—
Accretion of discount	—	—	—	—	(113)	—	—	(113)
Balance at December 31, 2004	$13,520	$170	$12	$3,726	$122,655	$(286,247)	$(13,539)	$(159,703)

See notes to consolidated financial statements.

BANTEC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net (Loss) Income	$(17,227)	$17,826	$59,126
Foreign currency translation adjustments	1,577	1,414	2,753
Minimum pension liability	(554)	(6,155)	(1,157)
Total comprehensive (loss) income	$(16,204)	$13,085	$60,722

See notes to Consolidated Financial Statements.

BANCTEC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2004, 2003, and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BancTec, Inc. (BancTec or the Company), a Delaware corporation, is a worldwide provider of comprehensive enterprise content management, image capture devices, infrastructure support services and payment processing solutions. The Company helps customers create business efficiencies through innovative technology and services by combining advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment. These solutions are subsequently maintained and supported by the Company’s service operations. The Company is also a leading provider of personal computer maintenance services for major computer companies, government and corporate customers.  See Note L for further discussion of Company business structure.

Principles of Consolidation

The consolidated financial statements include the accounts of BancTec, Inc. and its wholly-owned subsidiaries. The Company accounts for investments in which it does not exercise control (generally ownership of 50% or less) under the equity method of accounting. At December 31, 2003, retained earnings included $1.74 million of undistributed earnings for investments accounted for under the equity method.  During 2003, the Company recorded $0.07 million of earnings from these investments in the consolidated statement of operations and received a dividend payment of $0.35 million. During 2004, the Company sold 100% of its investments accounted for under the equity method.  Inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments are similar instruments with original maturities in excess of three months and are valued at cost, which approximates market. Restricted cash at December 31, 2004 of $4.1 million represents the cash pledged under the terms of the revolver.

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. The Company revised its standard costs for manufacturing inventory to effectively eliminate the purchasing burden component as of October 1, 2002.  At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of December 31, 2004, 2003, and 2002 were $13.6 million, $15.0 million, and $16.3 million, respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from two to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years. Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $15.9 million, $21.1 million, and $24.0 million, respectively.

Intangible Assets

Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

Components of the Company’s goodwill include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142.  There were no changes in the carrying amount of goodwill by segment for the year ended December 31, 2004.

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

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”), which requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists. Changes in fair value derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings.  At December 31, 2004, and at December 31, 2003, the Company was not a party to any derivative financial instruments.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the year ended December 31, 2004 and 2003 were $7.8 and $12.5 million.

Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return. The Company’s foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company records valuation allowances related to its deferred income tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  (See Note H for details on the impact of tax laws enacted during 2004.)

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive income. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction gains for the years ended December 31, 2004, 2003, and 2002 were $0.2 million, $0.2 million, and $1.4 million, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk for these instruments are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas.

The Company sells its products to customers under specified credit terms in the normal course of business. These customers’ businesses can generally be classified as banking, personal computer manufacturers, financial services, insurance, healthcare, government agencies, utilities and telecommunications. During 2004, 2003, and 2002, the Company derived 17.4%, 15.7%, and 16.2%, respectively, of revenues from a single source. The loss of this revenue could have a material adverse effect on the Company.  The revenue from this single source is entirely in the CNS segment.

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

Senior notes: The Company estimated fair value for 2004 based on an average value of recently completed market trades, resulting in a yield-to-maturity of approximately 19.5%.  The number of actual trades is limited, therefore the result may vary if a widely-traded market environment existed.

Sponsor Note: The Company estimated fair value at December 31, 2004, using a yield-to-maturity of approximately 24.5%, based on the terms of the Sponsor Note.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003
	(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments	$51,487	$51,487	$61,566	61,566
Senior Notes	93,975	66,924	93,975	66,924
Sponsor Note	103,848	64,386	103,848	64,386

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB No. 25”), Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS No. 123”), Accounting for Stock-Based Compensation.

2000 Stock Plan:

Incentive Options. During the year ended December 31, 2003, the Company granted 45,000 incentive options.  During the year ended December 31, 2004, 1,419,500 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or 110% of the fair market value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options. During the year ended December 31, 2003, no non-qualified options were granted.  During the year ended December 31, 2004, the Company granted 50,000 non-qualified stock options.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant. The non-qualified options granted in 2000 vest partially over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding–December 31, 2002	497,240	31,760	9.25
Granted	45,000	—	9.25
Forfeited	(60,000)	—	9.25
Options outstanding–December 31, 2003	482,240	31,760	9.25
Granted	1,419,500	50,000	9.25
Forfeited	(126,500)	(50,000)	9.25
Options outstanding–December 31, 2004	1,775,240	31,760	9.25

Options and awards expire and terminate the earlier of 10 years from the date of grant or one month after the date the employee ceases to be employed by the Company.  The weighted average remaining contractual life of the outstanding options is 8.7 years.

At December 31, 2004, options to purchase 1,807,000 shares were outstanding, of which 228,750 were vested.  All options outstanding have an exercise price of $9.25.  No options have been exercised.

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

The following table illustrates the effect on net income as if compensation for the Company’s stock option plans had been determined in conformance with SFAS No. 123:

	Years Ended December 31,
	2004	2003	2002
Net Income (loss) as reported	$(17,227)	$17,826	$59,126
Total stock-based employee compensation benefit (expense) determined under fair-value-based method for all rewards, net of tax	(374)	103	1,318
Pro Forma net income (loss)	$(17,601)	$17,929	$60,444

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

	Years Ended December 31,
Weighted Average	2004	2003	2002
Risk free interest rate	4.09%	5.8%	N/A
Expected life	10 years	10 years	N/A
Expected volatility	0	0	N/A
Fair value of options granted	$3.07	$4.03	N/A

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method.  The Company is required to adopt SFAS No. 123(R) in the third quarter of fiscal 2005, beginning July 1, 2005.  The Company is currently assessing the final impact of this standard on the company’s consolidated results of operations, financial position, and cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to the Company’s compensation strategies.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

On October 22, 2004, a new tax law was passed, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), which raised a number of issues with respect to accounting for income taxes. In response, on December 21, 2004, the FASB issued two FASB Staff Positions (FSP), FSP 109-1 – “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP 109-2 – “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which became effective for the Company upon issuance.

The Jobs Creation Act provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at December 31, 2004, is required.

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions.  (See Note H for more discussion of the impact of the Jobs Creation Act, including the Company’s status on the repatriation of foreign earnings.)

Reclassification

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

NOTE B – SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Years Ended December 31,
	2004	2003	2002
Capital lease obligation incurred for lease of computer hardware	$287	$2,396	$—
Inventory put in service as fixed assets	105	1,856	—

NOTE C - DISCONTINUED OPERATIONS, RESTRUCTURING, IMPAIRMENT AND CHANGE IN ACCOUNTING ESTIMATE

Discontinued Operations.

On November 27, 2002, the Company completed the sale of its wholly-owned subsidiary, BancTec Japan (“BTJ”), to JAFCO MBO Co., Ltd. (“JAFCO”) pursuant to a Stock Purchase Agreement dated as of November 27, 2002, between the Company and JAFCO.  The sale involved two separate transactions: (1) the purchase by JAFCO of 100% of the outstanding shares of BTJ for 6.5 billion yen, and (2) a one-time, up-front payment by BTJ to the Company of 4.0 billion yen under certain distribution and licensing agreements.  Under such agreements, BTJ will continue to operate under the name “BancTec Japan”.  After foreign currency conversions and transaction costs, the Company received approximately US $82.5 million in aggregate net proceeds.  For financial statement purposes, the Company treated the sale as a discontinued operation under SFAS No. 144, and accordingly, financial statement presentation was made in accordance with APB Opinion No. 30.  BTJ’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes.  During 2002, the Company recorded a gain on the disposal of the business of $63.0 (net of income tax expense of $0).  Revenue from the discontinued operations of BTJ for the fiscal year 2002 was $63,213.  Pretax income from the discontinued operations of BTJ for fiscal 2002 was $5,451.  The assets related to BTJ were previously classified in the International segment (See Note L for the discussion of segment data).

Restructuring.  As a part of the Company’s focus on cost efficiency, management has targeted and accrued for ongoing staff reductions.  Severance charges are included in the cost of sales, selling, general and administrative and product development expense line items in the accompanying Consolidated Statements of Operations.  As of December 31, 2004, approximately 720 employees have been terminated since 2001, including employees in production, product development, sales and marketing and other administrative functions.

Changes to the Company’s accrued severance liability during the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

	US Solutions	CNS	International	Corp/Elims	Total
Balance at December 31, 2001	$3,248	$—	$1,226	$—	$4,474

Severance expense	903	380	202	438	1,923
Severance paid	(3,204)	(380)	(804)	(438)	(4,826)
Balance at December 31, 2002	947	—	624	—	1,571

Severance expense	1,266	666	121	30	2,083
Severance paid	(1,747)	(666)	(689)	(30)	(3,132)
Balance at December 31, 2003	466	—	56	—	522

Severance expense	1,310	949	393	829	3,481
Severance paid	(1,130)	(949)	(444)	(177)	(2,700)
Balance at December 31, 2004	$646	$—	$5	$652	$1,303

Impairment. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.   The Company’s investments in non-marketable equity securities are monitored for impairment and are written down to fair value with a change to earnings if a decline in fair value is judged to be other than temporary.  During the second quarter of 2004, the Company recorded a write down of approximately $1.5 million to reflect the estimated fair value of $2.7 million in its investment in the stock of Servibanca S.A. (43.4% interest), which was accounted for as an equity investment.  The sale of this stock, at a net sales price of $2.7 million was completed in August 2004.  The impairment charge of $1.5 million is reflected in Sundry, net in the Consolidated Statements of Operations for the year ended December 31, 2004.

Change in Accounting Estimate

During the quarter ended June 30, 2004, the Company recorded revenue of $4.3 million reflecting an adjustment arising out of a change in accounting estimate related to deferred revenue.  The recording of deferred revenue requires the use of certain estimates, and new facts came to the attention of the Company, which necessitated the change in these estimates.

NOTE D - INVENTORIES

Inventory consists of the following:

	December 31,
	2004	2003
	(In thousands)
Raw materials	$6,686	$6,035
Work-in-progress	5,247	7,168
Finished goods	12,533	10,705
	$24,466	$23,908

NOTE E - DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	December 31,
	2004	2003
	(In thousands)
7.5% Senior Notes, due 2008	$93,975	$93,975
Revolver	1	—
Senior Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
	197,824	197,823
Less: Current portion	1	—
	$197,823	$197,823

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At December 31, 2004, the Company had $0.001 million outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $4.0 million.  The availability remaining under the Revolver that the Company can draw was $16.7 million at December 31, 2004 ($20.7 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%).  The interest rate was re-measured as of the effective date of September 1, 2003 under this amendment.  At December 31, 2004, the Company’s weighted average rate on the Revolver was 6.50% under the prime option.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at December 31, 2004 of $4.1 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective December 31, 2004, the Company and Heller amended the loan and security agreement to decrease the minimum fixed charge coverage ratio at December 31, 2004 from 1.1 to 1.0.  The Company has experienced recent decreases in its fixed charge coverage ratio which has necessitated amendments to the Revolver agreement with Heller. It is anticipated that future amendments may be necessary should the fixed charge coverage ratio continue to decline.  At December 31, 2004, the Company was in compliance with all covenants under the Revolver.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions. During the year ended December 31, 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $1.1 million, which was reported as sundry (other) income in the condensed consolidated statements of operations for 2003.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note is issued in U.S. dollars and bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The payments began September 30, 1999.

The Sponsor Note matures on July 22, 2009.  As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods resulting in an increase in the Sponsor Note totaling $33.8 million. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS has elected not to defer the quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90 million principal payment on the Sponsor Note.  A holder of the Senior Notes had sought to contest this payment.  See discussion under Item 3, Legal Proceedings.  The Company wrote off a proportionate share of deferred financing fees totaling $3.8 million in 2002.

Capital Leases.  During the first quarter of 2003, the Company entered into a capital lease for $2.4 million that pertained to computer hardware.  During the second quarter of 2004, the Company entered into a second capital lease for $0.2 million that also pertained to computer hardware.  Amounts due under capital leases are recorded as liabilities.  The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Consolidated Balance Sheets.  Amortization of assets recorded under capital leases is included in depreciation expense.  The current obligations under capital leases are classified in the Current Liabilities section of the Consolidated Balance Sheets and the non-current portion of capital leases are included in Other Liabilities.  At December 31, 2004, the Company had capital lease balances outstanding of $0.5 million, of which $0.3 million was classified as current and $0.2 million was classified as long-term.

The Company had no outstanding foreign-credit balances as of December 31, 2004.

As of December 31, 2004 the future maturities of debt are as follows:

Year	(In thousands)
2005	$1
2006	—
2007	—
2008	93,975
2009	103,848
Thereafter	—
$197,824

The Company paid cash totaling $17.8 million, $19.7 million, and $28.5 million, for interest during the twelve months ended December 31, 2004, 2003, and 2002, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company capitalized no interest costs.

NOTE F – REDEEMABLE PREFERRED STOCK

SERIES A PREFERRED STOCK

In consideration for amending the Company’s credit agreements with its Lenders, in September 2000, the Company issued 100,000 shares of $0.01 par value Series A Preferred Stock to WCAS, its primary owners. In exchange, WCAS contributed an additional $15.0 million in cash to the Company. Dividends on the Series A Preferred accrue quarterly at an annual dividend rate of 7.0% of the then Stated Value. The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends.  The Company has the right to redeem the Series A Preferred at any time by paying for each share the Stated Value per share as of the redemption date. In addition, upon the occurrence of certain events, as defined, and upon the approval of a majority of the holders of the Series A Preferred, the Company would be required to redeem the shares.  Due to the redemption rights at the option of the holder, the Series A Preferred Stock is classified as temporary equity.  An amendment to the agreement covering the Series A preferred stock to remove the mandatory redemption date was approved by the Board of Directors on March 31, 2004.  Each share of Series A Preferred includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share. Common stock exercisable by the warrant totals 750,000 shares and may be exercised at any time from the date of purchase.

The Company allocated the proceeds from the Series A preferred-stock issuance based upon the relative fair-value of the preferred stock and warrants which resulted in recording preferred stock of $11.3 million and warrants of $3.7 million. The related discount was being accreted over a period of 8 years through March 31, 2004, when the mandatory redemption provision was removed from the Series A Preferred Stock.

On November 1, 2002, Intermediate Holding contributed $100,000 to the Company in exchange for 667 shares of Series A Preferred Stock of the Company.  These shares do not include warrants.

For the years ended December 31, 2004 and 2003, accretion of the related discount and accrued but unpaid dividends totaled $1.4 million and $1.7 million, respectively, increasing the carrying amount to $18.0 million and $16.6 million, respectively. As of December 31, 2004, the stated value of the Series A Preferred, including accumulated but unpaid dividends, was $201.32.

SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of $0.01 par value Series B Preferred Stock (“Series B Preferred”) to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. Dividends on the Series B Preferred accrue quarterly at an annual dividend rate of 25.0% of the then “Stated Value.” The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value at December 31, 2004, is $13.5 million, including accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred at any time by paying for each share the Stated Value per share as of the redemption date. At December 31, 2003, the Series B Preferred Stock was classified as temporary equity as the preferred security holders comprised fifty percent of the Board of Directors.  On March 31, 2004, a seventh member was elected to the Board of Directors who is not a preferred security holder.  As a result, the preferred security holders no longer control the Board of Directors and the Series B Preferred Stock was then classified as part of permanent equity. Each share of Series B Preferred is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments (for anti-dilution).  The Company is required to keep available approximately 640,000 common shares for issuance upon conversion of all outstanding shares of Series B Preferred.

For the years ended December 31, 2004 and 2003, accrued but unpaid dividends totaled $2.9 million and $2.3 million, respectively.  As of December 31, 2004, the stated value of the Series B Preferred, including accumulated but unpaid dividends, was $380.63.

NOTE G - OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	December 31,
	2004	2003
	(In thousands)
Salaries, wages and other compensation	$10,081	$12,843
Accrued taxes, other than income taxes	4,868	5,312
Accrued interest payable	3,204	3,211
Accrued invoices and costs	1,191	2,114
Other	15,033	12,514
	$34,377	$35,994

NOTE H - TAXES

In October 2004, the Jobs Creation Act was enacted. One of the provisions of this act provides a deduction for income from qualified domestic production activities (“qualified production income” or QPI). The deduction, which cannot exceed 50 percent of annual wages paid, is phased in as follows: 3 percent of QPI in 2005-2006, 6 percent in 2007-2009, and 9 percent in 2010 and thereafter. The Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales with a 20 percent phase-out in 2005, 40 percent in 2006 and 100 percent thereafter.  The impact on the Company’s tax rate of the new manufacturing deduction at a fully phased-in rate of 9 percent has not yet been determined.

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Creation Act.

As of December 31, 2004, the Company was not in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated.

The income tax expense (benefit) on income (loss) from continuing operations consists of the following:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$(42)	$(1,014)	$(629)
State	153	163	641
Foreign	3,930	3,277	332
Total current	4,041	2,426	344

Deferred:
Federal	9,000	(9,000)	—
Foreign	580	(4,796)	—
Total deferred	9,580	(13,796)	—
	$13,621	$(11,370)	$344

The difference between the income tax provision on income (loss) from continuing operations computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Provision (benefit) at U.S. statutory rate of 35% for all periods	$(1,262)	$2,259	$343
Increase in tax expense resulting from:
Impact of foreign and Puerto Rico income tax rate	203	(236)	450
State income tax, net of federal income tax benefit	109	(9)	457
Change in valuation allowance	9,695	(12,336)	(304)
Permanent differences	4,669	147	—
Other	207	(1,195)	(602)
	$13,621	$(11,370)	$344

The Company paid cash totaling $2.8 million, $1.5 million, and $0.3 million for income taxes on continuing operations during the years ended December 31, 2004, 2003 and 2002, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below (dollars in thousands):

	December 31,
	2004	2003
	(In thousands)
Gross deferred tax assets:
Net operating losses	$47,335	$38,106
AMT credit carryforwards	101	328
Inventory reserves	4,948	5,360
Receivable allowance	205	301
Intangible assets previously deducted	905	1,341
Deferred revenues	15,450	23,152
Deferred compensation	2,639	2,443
Foreign timing differences, net	9,088	3,835
Other	5,723	5,129
Total gross deferred tax asset	86,394	79,995

Gross deferred tax liabilities:
Depreciation	(1,352)	(1,646)
Other	—	(679)
Total gross deferred tax liability	(1,352)	(2,325)
Deferred tax asset valuation reserve	(76,184)	(63,874)
Net deferred tax asset	$8,858	$13,796

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future.

Components of the valuation allowance are as follows.

	Years Ended December 31,
	2004	2003
Valuation allowance at beginning of year	$63,874	$75,735
(Release) Increase in valuation allowance	10,305	(13,796)
Income from continuing operations	1,612	1,457
Prior year true-ups and corrections	393	478
Valuation allowance at end of year	$76,184	$63,874

Company’s effective tax rate was (377.7%), (176.1%), and 5.1% for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s net operating loss carryforwards of $124.6 million expire as follows: $5.8 million in the period from 2005 through 2007, $0.3 million in the periods from 2008 through 2013, $0.1 million in the period from 2014 through 2019, $88.8 million in the period from 2020 through 2025, and $29.6 million with no expiration.

Components of income (loss) from continuing operations before income tax expense (benefit) are as follows:

	Years Ended December 31,
	2004	2003	2002
United States	$(16,441)	$(5,788)	$(3,384)
Foreign	12,835	12,244	4,084
Total income (loss)	$(3,606)	$6,456	$700

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $17.7 million, $25.5 million, and $17.5 million, at December 31, 2004, 2003 and 2002, respectively.  No taxes have been provided on the undistributed earnings as they are considered to be permanently reinvested.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company’s Employees’ Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. Beginning in February 2001, the Company’s 401(k) Plan changed to match 50.0% of the participants’ qualifying total pre-tax contributions, up to a maximum that is tied to the Company’s achievement of certain financial objectives.  No amounts were expensed under the plan for the years ended December 31, 2004, 2003 and 2002.

The Company’s subsidiary in United Kingdom provides pension benefits to retirees and eligible dependents. Employees eligible for participation include all full-time regular employees who are more than three years from retirement. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation.   The Company uses a December 31 measurement date for this plan.

The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension fund.

	Years Ended December 31,
	2004	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$26,856	$14,032	$14,768
Service cost	446	465	682
Interest cost	1,586	915	933
Participant’s contributions	728	497	456
Actuarial (gain) loss	3,975	8,498	(4,224)
Amendments	—	92	141
Benefits paid	(108)	(123)	(134)
Foreign-exchange rate changes	2,301	2,480	1,410
Benefit Obligation at end of year	35,784	26,856	14,032

Change in Plan Assets
Estimated fair value of plan assets at beginning of year	13,434	8,678	8,700
Actual return on plan assets	990	2,123	(2,199)
Employer contribution	1,269	990	998
Employee contribution	728	497	456
Benefits paid	(108)	(123)	(134)
Foreign-exchange rate changes	1,130	1,269	857
Estimated fair value of plan assets at end of year	17,443	13,434	8,678

Funded status	(18,341)	(13,422)	(5,354)
Unrecognized actuarial loss	12,994	8,541	831
Unrecognized transition cost	—	—	275
Accrued benefit cost	$(5,347)	$(4,881)	$(4,248)

Weighted-average assumptions as of December 31, 2004
Discount Rate	5.55%	5.80%	6.30%
Expected asset return	6.20%	7.60%	7.00%
Rate of compensation increase	2.60%	2.50%	1.20%

The components of the net periodic benefit cost are as follows:

	Years Ended December 31,
	2004	2003	2002
Service Cost	$446	$465	$682
Interest Cost	1,586	915	933
Expected return on plan assets	(1,095)	(655)	(644)
Amortization of transition amount	—	280	266
Amortization of prior service cost	—	92	141
Recognized actuarial loss	431	49	45
Net periodic benefit cost	$1,368	$1,146	$1,423

The net pension liability at December 31, 2004 and 2003 was $18.3 million and $13.4 million, respectively.  This liability is classified in Other Liabilities in the Consolidated Balance Sheets.  The increase in minimum liability included in other comprehensive loss for the years ended December 31, 2004, 2003 and 2002 was $4.5 million, $6.2 million and $1.2 million, respectively.

The weighted average asset allocations for the Company’s defined benefit plans at December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
Domestic and overseas equities	69.4%	78.2%
UK government bonds	15.4%	19.1%
Corporate bonds	15.2%	NIL
Cash	—	2.7%
Total	100.0%	100.0%

The Company’s investment policy related to the defined benefit plans is to continue to increase the percentage of its funds held in government gilts and highly rated bonds as a means to reduce the overall risk of assets held in the funds and to better balance the allocation of fund assets.   During 2004, all contributions made to the fund were in these categories.

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $1.3 million to the pension plan during 2005 and expects this level of funding to continue in future periods.

Pension benefit payments expected to be paid to plan participants are as follows:

Year	(In Thousands)
2005	$171
2006	200
2007	203
2008	280
2009	326
2010-2014	2,954
Total	$4,134

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying condensed consolidated balance sheet during the year ended December 31, 2003 and 2004 are summarized as follows:

(In thousands)
Balance at December 31, 2002	$139

Warranties issued	75
Claims paid/settlements	(74)
Changes in liability for pre-existing warranties	—
Balance at December 31, 2003	$140

Warranties issued	199
Claims paid/settlements	(159)
Changes in liability for pre-existing warranties	—
Balance at December 31, 2004	$180

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases. The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the years ended December 31, 2004, 2003, and 2002 was $8.4 million, $7.9 million, and $8.9 million, respectively.

Future minimum payments under non-cancelable operating leases, net of expected sublease income of $0.3 million, $0.2 million, $0.2 million, and $0.2 million for 2005, 2006, 2007, and 2008, respectively, are as follows:

Year	(In thousands)
2005	$7,104
2006	5,518
2007	4,247
2008	3,260
2009	734
Thereafter	1,622
$22,485

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

On May 5, 2004, the Supreme Court granted the Company’s motion for summary judgment dismissing the plaintiffs’ complaint in its entirety.  On or about November 8, 2004, the plaintiffs/appellants filed their brief with the appellate division of the New York Supreme Court.  On March 3, 2005, the Supreme Court of New York, Appellate Division affirmed the lower court’s decision in favor of BancTec.

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

The Company has segmented its operations based on geographical U.S. Solutions (“USS”) and International Solutions (“INTL”), and product lines, Computer and Network Services (“CNS”).  INTL reporting includes both the U.S. and international operations of Plexus® products (“Plexus”).   For 2003 and 2004, CNS reporting includes start-up service operations in Canada and Europe.

US Solutions and International Solutions. USS and INTL offer similar systems-integration and business-process solutions and services and market to similar types of customers. These segments offer similar systems integration and business process solutions and services, and market to similar types of customers. The solutions offered primarily involve high-volume transaction processing using advanced technologies that capture, process and archive paper and electronic documents.  The Company’s powerful, high-volume integrated systems deliver important benefits to some of the world’s largest credit card companies and major banks. In addition, these segments provide their products and services to other customers, including financial services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and retail companies.   The Company combines its extensive business application knowledge with a full range of software and equipment offerings for complex transaction processing environments. The Company’s integrated systems generally incorporate advanced applications software developed by the Company and by third parties. These solutions may also include hardware developed and manufactured by the Company as well as by third parties.  Key applications provided by USS and INTL focus around the following process services and solutions: (1) Enterprise Content Management, (2) Image Capture, (3) Support Services, and (4) Payment Processing.

Computer and Network Services. CNS provides quality integrated support services to the evolving Information Technology industry, with focused deployment and ongoing support solutions for the OEM, Enterprise and Fortune marketplaces.  CNS provides coverage in North America and Europe, and customers include OEM providers, defense and aerospace companies, strategic outsourcing organizations, and consumer electronics manufacturers.

Data excludes the impact of discontinued operations.

Whenever possible, the Company uses market prices to determine inter-segment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.

Table 1—New Segments

	US Solutions	Computer & Network Services	International	Corp/Elims	Total

For the year ended December 31, 2004

Revenue from external customers	$109,950	$127,061	$123,715	$—	$360,726
Intersegment revenues	3,063	—	8,683	(11,746)	—
Segment gross profits	25,640	11,617	43,779	(614)	80,422
Segment operating income (loss)	6,112	3,838	15,452	(9,594)	15,808
Segment identifiable assets	78,735	25,552	55,418	56,360	216,065
Capital appropriations	1,807	2,085	1,724	1,527	7,143

For the year ended December 31, 2003

Revenue from external customers	$138,882	$128,209	$111,800	$—	$378,891
Intersegment revenues	2,324	—	7,074	(9,398)	—
Segment gross profits	31,962	19,337	39,091	298	90,688
Segment operating income (loss)	8,107	10,829	12,973	(8,039)	23,870
Segment identifiable assets	82,384	21,116	57,702	78,313	239,515
Capital appropriations	2,103	1,607	3,966	2,443	10,119

For the year ended December 31, 2002

Revenue from external customers	$145,652	$137,062	$96,719	$—	$379,433
Intersegment revenues	2,320	—	13,940	(16,260)	—
Segment gross profits	31,482	33,692	29,187	1,844	96,205
Segment operating income (loss)	(563)	23,559	6,987	(4,746)	25,237

NOTE M - GEOGRAPHIC OPERATIONS

The Company operates in the following geographic areas: the United States, the UK, and other international areas consisting primarily of Canada, France, Sweden, Germany, and the Netherlands. Inter-area sales to affiliates are accounted for at established transfer prices.

Sales to unaffiliated customers and affiliates for the years ended December 31, 2004, 2003 and 2002, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:

	United States	United Kingdom	Other International	Eliminations	Consolidated
Year ended December 31, 2004
Sales to unaffiliated customers	$234,908	$60,625	$65,193	$—	$360,726
Inter-area sales to affiliates	8,326	3,111	309	(11,746)	—
Long-lived assets other than deferred taxes	97,409	3,185	7,826	(27,888)	80,532

Year ended December 31, 2003
Sales to unaffiliated customers	$273,474	$51,881	$53,536	$—	$378,891
Inter-area sales to affiliates	7,521	1,281	596	(9,398)	—
Long-lived assets other than deferred taxes	112,639	3,882	3,893	(24,206)	96,208

Year ended December 31, 2002
Sales to unaffiliated customers	$289,865	$39,214	$50,354	$—	$379,433
Inter-area sales to affiliates	13,096	1,819	1,345	(16,260)	—
Long-lived assets other than deferred taxes	129,744	2,355	3,351	(27,580)	107,870

NOTE N - SUMMARIZED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2004
	Q1	Q2	Q3	Q4	Total
Revenue	$89,084	$99,819	$83,117	$88,706	$360,726
Gross profit (loss)	19,344	24,376	16,163	20,539	80,422
Net income (loss)	(792)	(1,679)	(3,449)	(11,367)	(17,227)

	Year Ended December 31, 2003
	Q1	Q2	Q3	Q4	Total
Revenue	$90,752	$97,043	$97,403	$93,693	$378,891
Gross profit (loss)	22,488	24,883	24,040	19,277	90,688
Net income (loss)	(146)	303	4,217	13,452	17,826

NOTE O - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss is as follows:

	Years Ended December 31,
	2004	2003	2002
Foreign-currency translation adjustments	$(4,443)	$(6,020)	$(7,434)
Minimum pension liability	(9,096)	(8,542)	(2,387)
Accumulated Other Comprehensive Loss	$(13,539)	$(14,562)	$(9,821)

For the year ended December 31, 2004, other comprehensive loss consisted of foreign-currency translation adjustments related to the Company’s international operations (a gain of $1.6 million) and minimum pension liability related to the Company’s subsidiary in the United Kingdom ($0.6 million).

BANCTEC, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements and Independent Registered Public Accounting Firm’s Report

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and December 31, 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive (Loss) Income

Notes to Consolidated Financial Statements

Supplemental Schedules

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002

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

The Company has addressed the individual internal-control weaknesses noted by D&T and KPMG, and analysis of internal control factors continues on an ongoing basis.  Steps that have been implemented to address internal-control weaknesses include policies covering loss contracts, inventory reserves, allowance for doubtful accounts, revenue recognition, and project costing.  In addition, as a result of Exchange Act Rule 13a-14, the Company has begun to put in place procedures addressing the adequacy of disclosure controls, including obtaining certifications from each member of management involved in the preparation and review of this Form 10-K.  The Company believes that it has implemented adequate controls and procedures for the preparation of this report.

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, continued to evaluate the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation completed to date, and the new procedures put in place, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  The Company will continue to evaluate disclosure controls on an ongoing basis.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF BANCTEC, INC.

The following table sets forth the names, ages, and positions of each of the directors and executive officers of the Company as of April 8, 2005.

The Board of Directors elects executive officers annually. No family relationships exist among the directors or executive officers of the Company.  Except for traffic offenses or other minor offenses, no director or executive officer has been convicted or named in a criminal proceeding during the past five years.

Name	Age	Position
J. Coley Clark	59	President and Chief Executive Officer
Jeffrey D. Cushman	43	Senior Vice President and Chief Financial Officer
Robert A. Minicucci	52	Chairman of the Board and Director
Gary J. Fernandes	61	Director
Eric J. Lee	33	Director
Sanjay Swani	38	Director

Mr. Clark has been a director of the Company since March 2004 and Chief Executive Officer since September 2004, when he joined BancTec from EDS.  Mr. Clark retired from EDS in 2004 as a Senior Vice President and President of EDS Financial Global Industry Solutions.  Mr. Clark is also director of Carreker Corp., a provider of software solutions to the financial industry and FundsXpress, a software provider to the financial industry.

Mr. Cushman has been Senior Vice President and Chief Financial Officer since February 18, 2005.  Mr. Cushman joined BancTec, Inc. in November 2004 as Vice President of Finance.  Mr. Cushman previously did strategic development work for Metromedia Fiber Network, Inc. and before joining Metromedia, Mr. Cushman was the Chief Financial Officer, Senior Vice President, Secretary and Treasurer for GroceryWorks, Inc and Evercom, Inc.  Prior to this time, Mr. Cushman was Director of Business Development at Electronic Data Systems Corporation, after holding a number of financial positions, including Group Financial Officer, Controller, and Financial Manager & Supervisor.

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

Mr. Fernandes has been a director of the Company since March 2003.  Mr. Fernandes retired as Vice Chairman of Electronic Data Systems Corporation (EDS), a global services company, in 1998, after serving on the Board of Directors of EDS since 1981.  After retiring from EDS, Mr. Fernandes founded Convergent Partners, a venture-capital fund focusing on buyouts of technology-related companies.  He also served as Chairman and CEO of GroceryWorks, Inc, an internet grocery-fulfillment company until 2001.  He currently serves on the Boards of Directors of 7-Eleven, Inc., a worldwide operator, franchisor and licensor of convenience stores, webMethods, Inc., a software-integration company listed on NASDAQ, and Anacomp, Inc.  Mr. Fernandes is currently the Chairman and President of FLF Real Estate Ventures.

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

Audit Committee

On March 15, 2005, the Audit Committee consisted of Sanjay Swani, Eric J. Lee, and Gary J. Fernandes.  No member of the Audit Committee was an officer of the Company.  No member of the Audit Committee was formerly an officer of the Company.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code is posted on the Company’s website at www.banctec.com. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for directors or executive officers of the Company will be disclosed in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation earned during the fiscal years ended December 31, 2004, 2003 and 2002, by the Company’s Chief Executive Officer and each of the Company’s other most highly compensated executive officers earning in excess of $100,000 per year (based upon salary and bonus earned during the fiscal year ended December 31, 2004).

				Long Term Compensation Awards
		Annual Compensation		Restricted	Securities underlying	All Other
Name and Principal Position(s)	Fiscal Year	Salary($)	Bonus ($) (1)	Stock Awards($)	options (#) (2)	Compensation ($) (3)
J. Coley Clark	2004	$128,077	0	0	1,050,000	0
President and Chief	2003	0	0	0	0	0
Executive Officer	2002	0	0	0	0	0

Jeffrey D. Cushman	2004	46,154	0	0	0	0
Senior Vice President and	2003	0	0	0	0	0
Chief Financial Officer	2002	0	0	0	0	0

Craig D. Crisman (4)	2004	369,630	134,215	0	0	157,289
President and Chief	2003	450,000	158,063	0	0	0
Executive Officer	2002	432,675	357,563	0	0	0

Brian R. Stone (5)	2004	336,415	22,679	0	0	0
Senior Vice President and	2003	325,000	114,156	0	0	0
Chief Financial Officer	2002	310,831	255,612	0	0	0

(1) Reflects bonus earned during each fiscal year.

(2) Amount represents options to purchase 1,050,000 shares of our common stock granted September 14, 2004.

(3) Includes cash compensation received for severance payments to Mr. Crisman (2004).

(4) Mr. Crisman served as President and Chief Executive Officer from May 2001 to September 2004 and Director from September 2004 to April 7, 2005.  Mr. Crisman terminated employment effective September 9, 2004.

(5) Mr. Stone serviced as Senior Vice President and Chief Financial Officer from May 2001 to February 2004.  Mr. Stone terminated employment effective February 18, 2004.

Option Grants in 2004

During 2004, Mr. Clark was granted a total of 1,050,000 options.

Aggregated Option Exercises in 2004 and Fiscal Year-End Option Values

No options were exercised by any named executive officer in 2004.  The following table provides information related to the number and value of options held by the named executive officers at the end of 2004.

	Shares	Value	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In- the-Money Options at Fiscal Year-End
Name	Acquired on Exercise (#)	Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
J. Coley Clark	0	0	0	1,050,000	0	0
Jeffrey D. Cushman	0	0	0	0	0	0
Craig D. Crisman	0	0	0	0	0	0
Brian R. Stone	0	0	0	0	0	0

Compensation of Directors

During 2004, director’s fees of $10,000 were paid to Mr. Clark for his service on the board of directors prior to becoming Chief Executive Officer.  The Company has no standard arrangements under which director’s receive compensation, and no other directors fees were paid during 2004.

Employment Agreements

The Company does not have any employment agreements with any named officers.

Compensation Committee and Option Committee Interlocks and Insider Participation

From January 1, 2002 through December 31, 2004, the Compensation Committee was composed of Robert A. Minicucci.

From January 1, 2002 through December 31, 2004, the Option Committee was composed of Robert A. Minicucci.

No member of the Compensation Committee or the Option Committee was an officer or employee of the Company. No member of the Compensation Committee or the Option Committee was formerly an officer of the Company.

REPORT OF THE COMPENSATION COMMITTEE

Compensation Policy and Executive Compensation.  The executive compensation program is designed to attract, motivate, reward and retain the executive officers needed to achieve the Company’s business objectives, to increase profitability and to provide value to the stockholders. The program has been structured and implemented to provide competitive compensation opportunities and various incentive awards based on company and individual performance. The executive compensation program is composed of three principal components: base salary, short-term incentive awards and long term incentive awards.

Base Salary.  The base salary for each executive officer is determined at levels considered appropriate for comparable positions at similar companies.

Short-Term Incentive Awards.  To reinforce the attainment of Company goals, the Committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay.   The Company maintains an incentive plan under which the executive officers may earn an award as a percentage of their base compensation, if the Company meets the EBITDA profit objective set by the Compensation Committee at the beginning of the fiscal year.

Long-Term Incentive Awards.  Under the 2000 Plan, stock options are awarded based on an individual’s level of responsibility within his or her area, such individual’s executive development potential and competitive market norms. Options granted under the 2000 Plan are granted at the fair market value of the stock on the date of grant.

2004 Total Compensation for the Chief Executive Officer.  J. Coley Clark. When Mr. Clark became the company’s Chief Executive Officer in September 2004, the Committee designed a compensation plan which was consistent with that provided to the company’s other executive officers. Although a significant portion of Mr. Clark’s potential future compensation consists of bonus plan payments based on company performance, the Committee did not rely entirely on predetermined formulas or a limited set of criteria when it determined the compensation of the company’s Chief Executive Officer.

The Committee designed a compensation package for Mr. Clark that provided a competitive salary with the potential of significant bonus plan compensation in the event the company performed well under his leadership. For 2004, Mr. Clark’s annual salary level as Chief Executive Officer was $450,000 with no bonus compensation paid in 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2005 regarding the ownership of Common Stock, Class A Common Stock, and Preferred Stock of: (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the named class of Stock; (2) each director of the Company; (3) each executive officer named in the Summary Compensation Table; and (4) all executive officers and directors of the Company as a group. Percentage of ownership is based on 17,003,838 shares of Common Stock and 1,181,946 shares of Class A Common Stock (both issued and outstanding at March 15, 2004), 100,667 shares of Series A Preferred Stock (Preferred A), and 35,520 shares of Series B Preferred Stock (Preferred B) outstanding as of March 15, 2004.   The assumed exercise of the Series A Preferred warrants (“Series A Warrants”) and the assumed conversion of the Series B Preferred (“Series B Conversion Rights”) results in 750,000 and 640,000 additional shares, respectively, of Common Stock. Additionally, the assumed exercise of options results in 185,150 additional shares of Common Stock. Included in the Number of Shares Beneficially Owned are shares attributable to stock options, stock warrants, and conversion rights that are exercisable as of, or will be exercisable within 60 days after, March 15, 2005.

Name of Beneficial Owner (1)	Class of Shares Held (2)	Number of Shares Beneficially Owned (3) (4)	Percent of Outstanding Class of Stock
BancTec Intermediate Holding, Inc.	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

BancTec Upper-Tier Holding, LLC (5)	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

Welsh, Carson, Anderson & Stowe VIII, L.P. (6)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

WCAS Capital Partners III, L.P. (7)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

WCAS Information Partners, L.P. (8)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Robert A. Minicucci(9)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Eric J. Lee(10)	Common	0	*
320 Park Avenue, Suite 2500	Preferred A	0	*
New York, NY 10022	Preferred B	0	*

Gary J. Fernandes(11)	Common	19,575,784	100.0%
100 Crescent Court, Suite 230	Preferred A	100,667	100.0%
Dallas, TX 75201	Preferred B	35,520	100.0%

Murray Holland(12)	Common	19,575,784	100.0%
100 Crescent Court, Suite 230	Preferred A	100,667	100.0%
Dallas, TX 75201	Preferred B	35,520	100.0%

Sanjay Swani(13)	Common	19,575,784	100.0%
320 Park Avenue, Suite 2500	Preferred A	100,667	100.0%
New York, NY 10022	Preferred B	35,520	100.0%

Craig D. Crisman(14)	Common	19,575,784	100.0%
2701 E. Grauwyler	Preferred A	100,667	100.0%
Irving, TX 75061	Preferred B	35,520	100.0%

J. Coley Clark	Common	0	*
2701 E. Grauwyler	Preferred A	0	*
Irving, TX 75061	Preferred B	0	*

Jeffrey D. Cushman	Common	0	*
2701 E. Grauwyler	Preferred A	0	*
Irving, TX 75061	Preferred B	0	*

All executive officers and directors as a group	Common	19,575,784	100.0%
(6 persons)	Preferred A	100,667	100.0%
	Preferred B	35,520	100.0%

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

(12) Mr. Holland holds a minority interest in BancTec Upper-Tier Holding, LLC. Mr. Holland disclaims beneficial ownership of such shares.

(13)    Mr. Swani is a managing member of WCAS VIII Associates LLC, the general partner of Welsh, Carson, Anderson & Stowe VIII, L.P. Mr. Swani disclaims beneficial ownership of such shares.

(14) Mr. Crisman holds a minority interests in BancTec Upper-Tier Holding, LLC.  Mr. Crisman disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, and their respective affiliates (collectively, the “KPMG Entities”) have been retained as the company’s independent auditors for the 2004 fiscal year. The following table presents the aggregate fees billed by the KPMG Entities, for services provided during 2003 and 2004:

	2003(3)(4)	2004(3)(4)
	(in thousands)
Audit Fees (1)	$515	$832
Audit-Related Fees	—	—
Tax Fees (2)	1,330	517
All Other Fees	9	—
Total	$1,854	$1,349

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

(4)

The Audit Committee approves in advance all audit services, audit-related services and tax-related services provided by the Company’s independent public accountants. Pursuant to the pre-approval policy adopted by the Board of Directors in 2003, the Audit Committee also approves all other services provided by the independent public accountants in advance on a case-by-case basis. All engagements of the independent public accountants in 2003 and 2004 were pre-approved pursuant to the policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          (1) and (2) Financial Statements: See Index to Financial Statements and Schedules.

(b)         Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated September 9, 2004, regarding the termination of Craig D. Crisman as Chief Executive Officer and the appointment of J. Coley Clark as Chief Executive Officer.

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

10.16 — Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock, dated March 31, 2004.

10.17 – Loan and Security Agreement—Waiver and Consent, dated as of August 9, 2004, between Heller Financial, Inc. and BancTec, Inc.

10.18 – Loan and Security Agreement – December 31, 2004 Amendment to Paragraph B of Financial Covenants Rider to Loan and Security Agreement, dated as of December 31, 2004, between Heller Financial, Inc. and BancTec, Inc.

21.1 — Subsidiaries of Registrant

31.1 — Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2 — Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1 – Certificate of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act.

32.2 – Certificate of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act.

SCHEDULE II

BANCTEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C	Column D		Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions (a) (b)		Balance at end of period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$1,126	$(229)	$(34	)(a)	$931
Year ended December 31, 2003	2,216	(999)	(91	)(a)	1,126
Year ended December 31, 2002	7,636	(5,215)	(205	)(a)	2,216

Reorganization Accrual
Year ended December 31, 2004	$—	$—	$—	(b)	$—
Year ended December 31, 2003	—	—	—	(b)	—
Year ended December 31, 2002	48	—	(48	)(b)	—

(a)          Write-off of uncollectible accounts.

(b)         Severance and related payments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/ J. Coley Clark
J. Coley Clark
President and Chief Executive Officer

Dated: April 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Coley Clark	President and Chief Executive Officer (Principal Executive Officer); and Director	April 8, 2005
J. Coley Clark

/s/ Jeffrey D. Cushman	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Accounting Officer); and Director	April 8, 2005
Jeffrey D. Cushman

/s/ Robert A. Minicucci	Chairman of the Board and Director	April 8, 2005
Robert A. Minicucci

/s/ Eric J. Lee	Director	April 8, 2005
Eric J. Lee

/s/ Gary J. Fernandes	Director	April 8, 2005
Gary J. Fernandes

/s/ Sanjay Swani	Director	April 8, 2005
Sanjay Swani

/s/ Craig D. Crisman	Director	April 8, 2005
Craig D. Crisman