Form 10-Q
period 2005-06-30
BANCTEC INC
filed 2005-08-10
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	August 10, 2005

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $428 and $4,056 at June 30, 2005 and December 31, 2004	$36,942	$51,487
Accounts receivable, less allowance for doubtful accounts of $879 and $931 at June 30, 2005 and December 31, 2004	45,544	45,772
Inventories, net	21,534	24,466
Prepaid expenses	6,103	4,950
Other current assets	2,021	1,984
Total current assets	112,144	128,659

PROPERTY, PLANT AND EQUIPMENT, net	30,792	34,254

OTHER ASSETS:
Goodwill	41,476	41,476
Deferred income tax benefit	6,735	6,874
Other assets	4,357	4,802
Total other assets	52,568	53,152

TOTAL ASSETS	$195,504	$216,065

CURRENT LIABILITIES:
Current obligations under capital leases and revolver	$103	$299
Trade accounts payable	13,478	14,479
Other accrued expenses and liabilities	36,384	34,377
Deferred revenue	18,746	23,778
Maintenance contract deposits	33,787	41,083
Income taxes	4,385	3,112
Total current liabilities	106,883	117,128

OTHER LIABILITIES:
Long-term debt	197,823	197,823
Non-current maintenance contract deposits	18,013	20,547
Other non-current liabilities	22,150	22,230
Total other liabilities	237,986	240,600

Total liabilities	344,869	357,728
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK - issued and outstanding, 100,667 shares at June 30, 2005 and December 31, 2004	18,040	18,040

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at June 30, 2005 and December 31, 2004
Series B preferred stock - issued and outstanding, 35,520 shares at June 30, 2005 and December 31, 2004	13,520	13,520
Common stock authorized, 21,800,000 shares of $0.01 par value at June 30, 2005 and December 31, 2004:
Common stock-issued and outstanding 17,003,838 shares at June 30, 2005 and December 31, 2004	170	170
Class A common stock-issued and outstanding 1,181,946 shares At June 30, 2005 and December 31, 2004	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,655	122,655
Accumulated deficit	(292,679)	(286,247)
Accumulated other comprehensive loss	(14,809)	(13,539)
Total stockholders’ deficit	(167,405)	(159,703)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$195,504	$216,065

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
REVENUE
Equipment and software	$31,399	$42,060	$65,810	$74,586
Maintenance and other services	53,035	57,759	107,259	114,317
	84,434	99,819	173,069	188,903
COST OF SALES
Equipment and software	18,591	28,198	38,816	47,433
Maintenance and other services	44,881	45,496	89,080	94,242
	63,472	73,694	127,896	141,675

Gross profit	20,962	26,125	45,173	47,228

OPERATING EXPENSES
Product development	2,580	2,078	4,831	4,563
Selling, general and administrative	17,247	16,310	34,291	30,961
	19,827	18,388	39,122	35,524

Income from operations	1,135	7,737	6,051	11,704

OTHER INCOME (EXPENSE):
Interest income	201	153	428	291
Interest expense	(4,753)	(4,781)	(9,512)	(9,554)
Sundry, net	(241)	(1,498)	(717)	(1,992)
	(4,793)	(6,126)	(9,801)	(11,255)

(LOSS) INCOME BEFORE INCOME TAXES	(3,658)	1,611	(3,750)	449
INCOME TAX EXPENSE	1,330	3,290	2,682	2,920

NET LOSS	(4,988)	(1,679)	(6,432)	(2,471)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,432)	$(2,471)
Adjustments to reconcile to cash flows provided by operations:
Depreciation and amortization	7,367	7,844
Provision for doubtful accounts	(111)	(132)
Deferred income tax expense	139	990
Loss on disposition of property, plant and equipment	522	338
Other non-cash items	34	292
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	339	(6,873)
Decrease in inventories	1,392	3,912
Increase in other assets	(675)	(270)
(Decrease) increase in trade accounts payable	(1,001)	850
Decrease in deferred revenue & maintenance contracts deposits	(14,862)	(5,058)
Increase in other accrued expenses and liabilities	3,267	5,434
Cash flows (used in) provided by operating activities	(10,021)	4,856

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,351)	(3,453)
Proceeds from sale of property, plant and equipment	—	297
Cash flows used in investing activities	(3,351)	(3,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(241)	(565)
Payments on short-term borrowings, net	(1)	—
Debt issuance costs	(70)	(50)
Cash flows used in financing activities	(312)	(615)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(861)	328
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,545)	1,413
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	51,487	61,566

CASH AND CASH EQUIVALENTS-END OF PERIOD	$36,942	$62,979

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid during the period for:
Interest	$8,848	$8,877
Taxes	$973	$1,285

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

The accompanying unaudited condensed consolidated balance sheet at June 30, 2005, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 2005 and 2004, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments or similar instruments with original maturities in excess of three months are valued at cost, which approximates market. Restricted cash at June 30, 2005, of $0.4 million represents the cash pledged under the terms of the Revolving Credit Facility (See Note 8).

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods.  At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of June 30, 2005 and December 31, 2004, were $12.4 million and $13.6 million, respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from two to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years.  Depreciation expense for the three months ended June 30, 2005 and 2004 was $3.8 million and $4.0 million respectively.  Depreciation expense for the six months ended June 30, 2005 and 2004 was $7.4 million and $7.8 million respectively.

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

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases, is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed over time or on a “per call” basis.  Certain estimates are used in recognizing revenue on a “per call” basis related to breakdown rates and contract periods.  Such estimates may change over time and will result in adjustments to the amount of “per call” revenue.  The current and non-current portions of these advances are shown as Deferred Revenue or Maintenance Contract Deposits on the Consolidated Balance Sheets.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs for the six months ended June 30, 2005, and 2004, were $4.8 million and $4.6 million respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation.

2000 Stock Plan:

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the “Plan”), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.

Incentive Options. During the year ended December 31, 2004, the Company granted 1,419,500 incentive options.  During the six months ended June 30, 2005, 485,000 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair value of the shares of stock on the date of grant (or 110% of the fair value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options. During the year ended December 31, 2004, the Company granted 50,000 non-qualified options.  During the six months ended June 30, 2005, no non-qualified options were granted.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair value of the shares of stock on the date of grant. A portion of the non-qualified options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding-December 31, 2003	482,240	31,760	9.25
Granted	1,419,500	50,000	9.25
Forfeited	(126,500)	(50,000)	9.25
Options outstanding-December 31, 2004	1,775,240	31,760	9.25
Granted	485,000	—	9.25
Forfeited	—	—	9.25
Options outstanding-June 30, 2005	2,260,240	31,760	9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or one month after the date the employee ceases to be employed by the Company.

At June 30, 2005, options to purchase 2,292,000 shares were outstanding, of which 316,125 were vested.  All options outstanding have an exercise price of $9.25.  No options have been exercised.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than the fair value price on the measurement date.  All options granted in 2004 and 2005 were issued at or above fair value price, and therefore no stock-based compensation was recorded.

The following table illustrates the effect on net income as if compensation for the Company’s stock option plans had been determined consistent with SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss as reported	$(4,988)	$(1,679)	$(6,432)	$(2,471)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(423)	(19)	(744)	(39)
Pro Forma net loss	$(5,411)	$(1,698)	$(7,176)	$(2,510)

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

	Six Months Ended June 30,
Weighted Average	2005	2004
Risk free interest rate	4.76%	3.96%
Expected life	10 years	10 years
Expected volatility	0	0
Fair value of options granted	$3.47	$2.99

3.                                      RECLASSIFICATION, IMPAIRMENT AND CHANGE IN ACCOUNTING ESTIMATE

Reclassification

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

Impairment

The Company’s investments in non-marketable equity securities is monitored for impairment and is written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary.  During the second quarter of 2004, the Company recorded a write down of approximately $1.5 million to reflect the estimated fair value of $2.7 million in its investment in the stock of Servibanca S.A. (43.4% interest), which was accounted for as an equity investment.  The sale of this stock, at a net sales price of $2.7 million was completed in August 2004.  The impairment charge of $1.5 million is reflected in Sundry, net in the Condensed Consolidated Statements of Operations.

Change in Accounting Estimate

During the quarter ended June 30, 2004, the Company recorded revenue of $4.3 million reflecting an adjustment arising out of a change in accounting estimate related to deferred revenue.  The recording of deferred revenue requires the use of certain estimates, and new facts came to the attention of the Company, which necessitated the change in these estimates.

4.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Capital lease obligation incurred for lease of computer hardware	$—	$241
Inventory put in service as fixed asset	1,537	105

5.                                      INVENTORIES

Inventory consists of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw materials	$5,936	$6,686
Work-in-progress	4,484	5,247
Finished goods	11,114	12,533
	$21,534	$24,466

6.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	36,616	38,057
Systems and software	52,451	51,802
Machinery and equipment	20,964	21,517
Furniture, fixtures and other	11,110	11,924
Buildings	27,533	26,529
	151,534	152,689
Accumulated depreciation and amortization	120,742	118,435
Property, plant and equipment, net	$30,792	$34,254

7.                                      OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Salaries, wages and other compensation	$15,630	$10,081
Accrued taxes, other than income taxes	3,464	4,868
Accrued interest payable	3,201	3,204
Accrued invoices and costs	1,940	1,191
Other	12,149	15,033
	$36,384	$34,377

8.                                      DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
7.5% Senior Notes, unsecured, due 2008	$93,975	$93,975
Sponsor Note, unsecured, due 2009	103,848	103,848
Revolving Credit Facility, secured, due 2006	—	—
	197,823	197,823
Less: Current portion	—	—
	$197,823	$197,823

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At June 30, 2005, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $0.3 million.  The balance remaining under the Revolver that the Company can draw was $ 15.5 million at June 30, 2005 ($ 19.5 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At June 30, 2005, the Company’s weighted average rate on the Revolver was 8.0% under the prime option.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at June 30, 2005 of $0.4 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective December 31, 2004, the Company and Heller amended the loan and security agreement to decrease the minimum fixed charge coverage ratio at December 31, 2004 to 1.1 to 1.0.  Effective March 31, 2005, the loan and security agreement was further amended to add a triggering event for the fixed charge coverage ratio covenant.  No fixed charge coverage ratio covenant applies when cash balances exceed $20 million and the outstanding balance on the revolver is less than $250,000.  If either of these conditions is not met, then the fixed charge covenant ratio requirement becomes 1.1 to 1.0.  At June 30, 2005, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions.  The estimated fair value of the Senior Notes as of June 30, 2005, is approximately $66.9 million based on an average value of the most recently completed market trades, resulting in a yield-to-maturity of approximately 21%.  The number of actual trades is limited; therefore, the result may vary if a widely traded market environment existed.

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, Welsh, Carson, Anderson & Stowe (“WCAS’), elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  The estimated fair-value of the Sponsor Note and deferred interest and fees as of June 30, 2005, is approximately $63.3 million assuming a yield-to-maturity of 26%.

The Company had no outstanding balances on foreign credit agreements at June 30, 2005.

Capital Leases.  Amounts due under capital leases are recorded as liabilities. The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Condensed Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation expense.  The current obligations under capital leases are classified in the current liabilities section of the Condensed Consolidated Balance Sheets and the non-current portion of capital leases are included in Other Liabilities.  At June 30, 2005, the Company had capital lease balances outstanding of $0.2 million, of which $0.1 million was classified as current and $0.1 million was classified as long-term.

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

Components of the Company’s goodwill include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142.  There were no changes in the carrying amount of goodwill by segment for the six months ended June 30, 2005 or June 30, 2004.

10.                               PENSION BENEFITS

Net periodic pension costs included the following components for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Components of net periodic benefits cost:
Service cost	$103	$112	$201	$224
Interest cost	366	397	715	794
Expected return on plan assets	(253)	(274)	(494)	(548)
Recognized actuarial loss	100	108	195	216
Net periodic benefit cost	$316	$343	$617	$686

Company Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1.3 million to the pension plan during 2005.  As of June 30, 2005, $0.6 million of contributions have been made.  The Company presently anticipates continuing its contributions to the pension plan to total $1.6 million for 2005.

11.                               TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	June 30,	December 31,
	2005	2004
	(In thousands)
Gross deferred tax assets:
Net operating losses	$51,478	$47,335
AMT credit carryforwards	101	101
Inventory reserves	4,593	4,948
Receivable allowance	200	205
Intangible assets previously deducted	687	905
Deferred revenues	14,967	15,450
Deferred compensation	3,526	2,639
Foreign timing differences, net	9,088	9,088
Other	5,410	5,723
Total gross deferred tax asset	90,050	86,394
Gross deferred tax liabilities:
Depreciation	(1,458)	(1,352)
Total gross deferred tax liability	(1,458)	(1,352)
Deferred tax asset valuation reserve	(79,873)	(76,184)
Net deferred tax asset	$8,719	$8,858

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future.

Components of the valuation allowance are as follows:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Valuation allowance at beginning of year	$76,184	$63,874
(Release) Increase in valuation allowance	(167)	(258)
Income from continuing operations	3,856	69
Prior year true-ups and corrections	—	—
Valuation allowance at end of period	$79,873	$63,685

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $ 19.0 million and $17.7 million at June 30, 2005 and December 31, 2004, respectively.  No taxes have been provided on the undistributed earnings as they are considered to be permanently reinvested.

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying condensed consolidated balance sheet during the six months ended June 30, 2004 are summarized as follows:

(In thousands)
Balance at December 31, 2004	$180
Warranties issued	155
Claims paid/settlements	(83)
Changes in liability for pre-existing warranties	—
Balance at June 30, 2005	$252

13.                               COMPREHENSIVE LOSS

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(4,988)	$(1,679)	$(6,432)	$(2,471)
Foreign currency translation adjustments	(964)	(151)	(1,270)	312
Total comprehensive loss	$(5,952)	$(1,830)	$(7,702)	$(2,159)

14.                               BUSINESS SEGMENT DATA

The Company segments its operations based on geographical areas (North American Operations (“NAOPS”) and European Operations (“EUOPS”)) and product lines (Computer and Network Services (“CNS”)). EUOPS offers similar products as NAOPS and consists primarily of operations throughout the world excluding the United States and Canada.  The Company recently realigned its reporting structure and began reporting under the new alignment in the first quarter of 2005.  Under this new structure, NAOPS includes the operations of the Company’s Canadian operations and the operations of Plexus® products (“Plexus”) that were previously reported in International Solutions.  The operations of Plexus and Canada are not material to EUOPS or to NAOPS.  Under the new structure the composition of CNS remains unchanged.  Prior period information has been reclassified to reflect the new alignment.

	North American Operations	Computer & Network Services	European Operations	Corp/Elims	Total

For the three months ended June 30, 2005

Revenue from external customers	$27,080	$30,176	$27,178	$—	$84,434
Intersegment revenue	1,578	—	1,126	(2,704)	—
Segment gross profits	9,181	1,903	9,906	(28)	20,962
Segment operating income (loss)	3,125	624	3,612	(6,226)	1,135

For the three months ended June 30, 2004

Revenue from external customers	$34,381	$33,735	$31,703	$—	$99,819
Intersegment revenue	1,422	—	1,159	(2,581)	—
Segment gross profits	9,075	6,337	10,537	176	26,125
Segment operating income (loss)	2,725	3,779	4,625	(3,392)	7,737

For the six months endedJune 30, 2005

Revenue from external customers	$57,007	$61,332	$54,730	$—	$173,069
Intersegment revenue	3,062	—	2,988	(6,050)	—
Segment gross profits	19,582	5,480	20,150	(39)	45,173
Segment operating income (loss)	7,951	2,687	7,263	(11,850)	6,051
Segment identifiable assets	79,009	27,792	42,236	46,467	195,504
Capital appropriations	2,050	759	806	1,276	4,891

For the six months endedJune 30, 2004

Revenue from external customers	$66,968	$65,351	$56,584	$—	$188,903
Intersegment revenue	3,029	—	2,406	(5,435)	—
Segment gross profits	19,425	8,719	19,328	(244)	47,228
Segment operating income (loss)	6,555	3,738	7,607	(6,196)	11,704
Segment identifiable assets	78,436	24,784	54,243	80,880	238,343
Capital appropriations	1,457	1,107	769	466	3,799

15.                               PREFERRED STOCK

SERIES A PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued.  The related discount was being accreted over a period of 8 years through March 31, 2004, when the mandatory redemption provision was removed from the Series A Preferred Stock.  Effective January 1, 2005, the Series A Preferred Stock agreement was amended to eliminate the dividends payable on the Series A Preferred Stock.  As a result, no dividends were accrued during the six months ended June 30, 2005.  As of June 30, 2005, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $201.32 per share.

SERIES B PREFERRED STOCK

Effective January 1, 2005, the Series B Preferred Stock agreement was amended to eliminate the dividends payable on the Series B Preferred Stock.  As a result, no dividends were accrued during the six months ended June 30, 2005.  As of June 30, 2005, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $380.63 per share.

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

On October 22, 2004, a new tax law was passed, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), which raised a number of issues with respect to accounting for income taxes. In response, on December 21, 2004, the FASB issued two FASB Staff Positions (FSP), FSP 109-1—“Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP 109-2—“Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which became effective for the Company upon issuance.

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

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions.  As of June 30, 2005, the Company was not in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated.

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

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the six months ended June 30, 2005.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s North American Operations (“NAOPS”) and European Operations (“EUOPS”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during the six months ended June 30, 2005, the NAOPS and EUOPS segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2005 and Three Months Ended June 30, 2004

Consolidated revenue of $84.4 million for the three months ended June 30, 2005 decreased by $15.4 million or 15.4% from the comparable prior-year period.  The North American Operations (“NAOPS”) revenue decrease of $7.3 million was partially related to a decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue on these end-of-life products.  In addition, a decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21.  Decreases in European Operations (“EUOPS”) of $4.5 million are the result of decreased sales in Europe of ECM solutions compared with the prior year’s period offset by the impact of the weakened dollar on the conversion of revenue stated in foreign currencies.  Although Computer & Network Services (“CNS”) revenue decreased $3.5 million with the comparable prior-year period, revenue of $4.3 million was recorded in the prior-year period reflecting an adjustment arising out of a change in accounting estimate related to deferred revenue.  Additional revenue decreases resulted from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs, partially offset by revenue increases from the expansion by CNS of operations in Europe.  Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $21.0 million decreased by $5.1 million or 19.5% from the comparable prior-year period.  Gross profit increased by $0.1 million or 1.1% for NAOPS, decreased by $4.4 million or 69.8% for CNS and decreased by $0.6 million or 5.7% for EUOPS.  Although revenue decreased in NAOPS, the impact to gross profit was offset by an increase in the NAOPS gross profit percentage as a result of ongoing cost-containment efforts aimed at improving efficiency in the maintenance organization. The NAOPS gross margin percentage increased from 25.4% to 32.1%.  Decreases in EUOPS gross profit resulted primarily from decreased revenue offset by an increase in gross profit margin and the impact of currency conversion.  The EUOPS gross margin percentage increased from 31.9% to 35.0%.  Continued efforts to provide proven deliverables as well as targeted new offerings, including EDM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the EUOPS gross profit.  CNS’ gross profit percentage decreased from 18.7% to 6.3%, primarily due to the revenue adjustment of $4.3 million recorded in the prior-year period reflecting a change in accounting estimate on deferred revenue.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $19.8 million increased $1.4 million compared to the prior-year period.  Product-development expenses increased by $0.5 million or 24.0% primarily due to the timing of research projects.  Selling, general and administrative expenses (“SG&A”) increased by $0.9 million or 5.5% primarily due to increased marketing activities related to an expansion and refocus of the corporate marketing strategy, increased sales expense resulting from an expansion of the sales force to support new product strategies, and increased depreciation expense.

Interest expense for the three months ended June 30, 2005 of $4.8 million was unchanged from the comparable prior-year period.

Sundry items resulted in a net loss for the three months ended June 30, 2005, of $0.2 million compared to a net loss of $1.5 million during the comparable prior-year period.  Foreign exchange losses are the primary cause of the net loss for the three months ended June 30, 2005.  The $1.5 million loss recorded for the comparable prior-year period was the result of the write-down of the Company’s investment in the stock of Servibanca S.A. to fair market value at June 30, 2004.

An income tax provision of $1.3 million for the three months ended June 30, 2005 is compared to a corresponding prior-year period income tax provision of $3.3 million.  The income tax provision for the current-year period related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately (36.4%) for the three months ended June 30, 2005 as compared to 204.2% for the corresponding prior-year period.

Comparison of Six Months Ended June 30, 2005 and Six Months Ended June 30, 2004

Consolidated revenue of $173.1 million for the six months ended June 30, 2005 decreased by $15.8 million or 8.4% from the comparable prior-year period.  The North American Operations (“NAOPS”) revenue decrease of $10.0 million was partially related to a decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue on these end-of-life products.  In addition, a decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21.  Decreases in European Operations (“EUOPS”) of $1.9 million are the result of decreased sales in Europe of ECM solutions compared with the prior year’s period offset by the impact of the weakened dollar on the conversion of revenue stated in foreign currencies.  A decrease in Computer & Network Services (“CNS”) of $4.1 million resulted from the revenue adjustment of $4.3 million in the prior-year period, reflecting a change in accounting estimate related to deferred revenue.  This was partially offset by revenue increases from the expansion by CNS of operations in Europe.  Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $45.2 million decreased by $2.0 million or 4.2% from the comparable prior-year period.  Gross profit increased by $0.2 million or 1.0% for NAOPS, decreased by $3.2 million or 36.8% for CNS and increased by $0.9 million or 4.7% for EUOPS.  Although revenue decreased in NAOPS, the impact to gross profit was offset by an increase in the NAOPS gross profit percentage as a result of ongoing cost-containment efforts aimed at improving efficiency in the maintenance organization. The NAOPS gross margin percentage increased from 27.7% to 32.6%.  Increases in EUOPS gross profit resulted from an improved gross margin percentage, despite decreased revenues.  The EUOPS gross margin percentage increased from 32.7% to 35.0%.  Continued efforts to provide proven deliverables as well as targeted new offerings, including EDM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the EUOPS gross profit.  CNS’ gross profit percentage decreased from 13.3% to 9.0%, primarily due to the revenue adjustment of $4.3 million recorded in the prior-year period reflecting a change in accounting estimate on deferred revenue.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $39.1 million increased $3.6 million compared to the prior-year period.  Product-development expenses increased by $0.2 million or 4.3% primarily due to the timing of research projects.  Selling, general and administrative expenses (“SG&A”) increased by $3.3 million or 10.6% primarily due to increased marketing activities related to an expansion and refocus of the corporate marketing strategy, increased sales expense resulting from an expansion of the sales force to support new product strategies, and increased depreciation expense.

Interest expense for the six months ended June 30, 2005 of $9.5 million decreased $0.1 million from the comparable prior-year period.

Sundry items resulted in a net loss for the six months ended June 30, 2005, of $0.7 million compared to a net loss of $2.0 million for the comparable prior-year period.  Foreign exchange losses of $0.7 million were recorded for the six months ended June 30, 2005, compared with foreign exchange losses of $0.5 million and the $1.5 million write down of the Company’s investment in the stock of Servibanca S.A. to fair market value in the comparable prior year period.

An income tax provision of $2.7 million for the six months ended June 30, 2005 is compared to a corresponding prior-year period income tax provision of $2.9 million.  The income tax provision for the current-year period related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately (71.5%) for the six months ended June 30, 2005 as compared to 650.3% for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital and capital expenditure requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit agreement, as discussed below, which will mature May 30, 2006, and by internally generated funds from cash flows from operations. Funds availability under the revolving credit agreement is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  General economic conditions, the current weakness in demand for the Company’s systems solutions products and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity.  The Company believes, however, that these sources will be sufficient to support operations and capital expenditure needs during the next twelve months.

The Company’s cash and cash equivalents totaled $36.9 million at June 30, 2005, compared with $51.5 million at December 31, 2004. Working capital decreased $6.3 million during the six months ended June 30, 2005 to working capital of $5.2 million compared to working capital of $11.5 million at December 31, 2004.  The change in working capital included a current liability decrease of $10.2 million resulting from $12.4 million decrease in deferred revenue and maintenance contract deposits, an increase in accrued liabilities of $2.0 million, an accounts receivable decrease of $0.3 million, an inventory decrease of $3.0 million and a prepaid expense increase of $1.1 million.

During the six months ended June 30, 2005, the Company relied primarily on cash reserves to fund operations. At June 30, 2005, the Company had available $19.5 million of borrowing capacity under the Revolver, of which the Company can draw $15.5 million.

Operating activities used $10.0 million of cash and provided $4.9 million of cash in the six months ended June 30, 2005 and 2004, respectively, a decrease of $14.9 million.  The net loss increased $3.9 million from the prior-year period.  In addition, cash generated by changes in working capital assets and liabilities was $9.5 million less than in the prior-year period.

Investing activities used net cash of $3.4 million and $3.2 million in the six months ended June 30, 2005 and 2004, respectively. Both uses of cash related to purchases of property, plant and equipment.

Financing activities used $0.3 million and $0.6 million for each of the six months ended June 30, 2005 and 2004, respectively.  Both uses of cash related primarily to the reduction of the Company’s debt.

At June 30, 2005, the Company’s principal outstanding debt instruments consisted of (i) no balance outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At June 30, 2005, the Company had no balance outstanding under the Revolver and an outstanding balance on letters-of-credit totaling $0.3 million.  The balance remaining under the Revolver that the Company can draw was $15.5 million at June 30, 2005 ($19.5 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At June 30, 2005, the Company’s weighted average rate on the Revolver was 8.0% under the prime option.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at June 30, 2005 of $0.4 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective December 31, 2004, the Company and Heller amended the loan and security agreement to decrease the minimum fixed charge coverage ratio at December 31, 2004 to 1.1 to 1.0.  Effective March 31, 2005, the loan and security agreement was further amended to add a triggering event for the fixed charged coverage ratio covenant.  No fixed charge coverage ratio covenant applies when cash balances exceed $20 million and the outstanding balance on the revolver is less than $250,000.  If either of these conditions is not met, then the fixed charge covenant ratio requirement becomes 1.1 to 1.0.  At June 30, 2005, the Company was in compliance with all covenants under the Revolver.

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

Preferred Stock — Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued.  The related discount was being accreted over a period of 8 years through March 31, 2004, when the mandatory redemption provision was removed from the Series A Preferred Stock.  Effective January 1, 2005, the Series A Preferred Stock agreement was amended to eliminate the dividends payable on the Series A Preferred Stock.  As a result, no dividends were accrued during the six months ended June 30, 2005.  As of June 30, 2005, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $201.32 per share.

Preferred Stock – Series B. Effective January 1, 2005, the Series B Preferred Stock agreement was amended to eliminate the dividends payable on the Series B Preferred Stock.  As a result, no dividends were accrued during the six months ended June 30, 2005.  As of June 30, 2005, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $380.63 per share.

Inflation.  Inflation has not had a material effect on the operating results of the Company.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at June 30, 2005:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$197.8	$—	$94.0	$103.8	$—
Capital leases	0.2	0.1	0.1	—	—
Purchase Obligations	2.0	0.7	1.3	—	—
Operating leases (non-cancelable)	12.8	4.8	5.5	1.6	0.9
Total Contractual	212.8	5.6	100.9	105.4	0.9

Unused lines of credit	$19.5	$19.5	$—	$—	$—
Standby letters of credit	0.3	0.3	—	—	—
Total Commercial	$19.8	$19.8	$—	$—	$—

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

On October 22, 2004, a new tax law was passed, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), which raised a number of issues with respect to accounting for income taxes. In response, on December 21, 2004, the FASB issued two FASB Staff Positions (FSP), FSP 109-1—“Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP 109-2—“Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which became effective for the Company upon issuance.

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

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS

No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions.  As of June 30, 2005, the Company was not in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At December 31, 2004 and 2003, the Company had outstanding Senior Notes, due in 2008, of $94.0 million, with a fixed interest rate of 7.5%. At December 31, 2004 and 2003, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million. The Sponsor Note bears interest at a fixed rate of 10.0%.  The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Although no actual balances were outstanding under the Revolver at June 30, 2005, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, June 30, 2005, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  The Company will continue to evaluate disclosure controls on an ongoing basis.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

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

Dated: August 10, 2005