Form 10-Q
period 2005-09-30
BANCTEC INC
filed 2005-11-21
CIK 318378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	November 12, 2005

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $126 and $4,056 at September 30, 2005 and December 31, 2004	$24,195	$51,487
Accounts receivable, less allowance for doubtful accounts of $1,109 and $931 at September 30, 2005 and December 31, 2004	46,600	45,772
Inventories, net	23,669	24,466
Prepaid expenses	6,247	4,950
Other current assets	2,005	1,984
Total current assets	102,716	128,659

PROPERTY, PLANT AND EQUIPMENT, net	29,903	34,254

OTHER ASSETS:
Goodwill	41,476	41,476
Other Intangible Assets	2,238	—
Deferred income tax benefit	6,829	6,874
Other assets	4,143	4,802
Total other assets	54,686	53,152

TOTAL ASSETS	$187,305	$216,065

CURRENT LIABILITIES:
Current obligations under capital leases and revolver	$108	$299
Trade accounts payable	14,253	14,479
Other accrued expenses and liabilities	36,044	34,377
Deferred revenue	18,396	23,778
Maintenance contract deposits	32,865	41,083
Income taxes	4,878	3,112
Total current liabilities	106,544	117,128

OTHER LIABILITIES:
Long-term debt	197,823	197,823
Non-current maintenance contract deposits	13,084	20,547
Other non-current liabilities	22,374	22,230
Total other liabilities	233,281	240,600

Total liabilities	339,825	357,728
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK – issued and outstanding, 100,667 shares at September 30, 2005 and December 31, 2004	18,040	18,040

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at September 30, 2005 and December 31, 2004
Series B preferred stock - issued and outstanding, 35,520 shares at September 30, 2005 and December 31, 2004	13,520	13,520
Common stock authorized, 21,800,000 shares of $0.01 par value at September 30, 2005 and December 31, 2004:
Common stock-issued and outstanding 17,003,838 shares at September 30, 2005 and December 31, 2004	170	170
Class A common stock-issued and outstanding 1,181,946 shares At September 30, 2005 and December 31, 2004	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,655	122,655
Accumulated deficit	(295,744)	(286,247)
Accumulated other comprehensive loss	(14,899)	(13,539)
Total stockholders’ deficit	(170,560)	(159,703)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$187,305	$216,065

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
REVENUE
Equipment and software	$24,875	$27,364	$90,685	$101,950
Maintenance and other services	55,962	55,753	163,221	170,070
	80,837	83,117	253,906	272,020
COST OF SALES
Equipment and software	14,631	18,912	53,447	66,345
Maintenance and other services	45,202	46,259	134,282	140,501
	59,833	65,171	187,729	206,846

Gross profit	21,004	17,946	66,177	65,174

OPERATING EXPENSES
Product development	2,296	1,833	7,127	6,396
Selling, general and administrative	16,619	15,148	50,910	46,109
Amortization of Other Intangible Assets	107	—	107	—
	19,022	16,981	58,144	52,505

Income from operations	1,982	965	8,033	12,669

OTHER INCOME (EXPENSE):
Interest income	164	193	592	484
Interest expense	(4,766)	(4,782)	(14,278)	(14,336)
Sundry, net	9	503	(708)	(1,489)
	(4,593)	(4,086)	(14,394)	(15,341)

LOSS BEFORE INCOME TAXES	(2,611)	(3,121)	(6,361)	(2,672)
INCOME TAX EXPENSE	454	328	3,136	3,248
NET LOSS	(3,065)	(3,449)	(9,497)	(5,920)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,497)	$(5,920)
Adjustments to reconcile to cash flows provided by operations:
Depreciation and amortization	11,390	12,461
Provision for doubtful accounts	125	(159)
Deferred income tax expense	45	905
Loss on disposition of property, plant and equipment and impairment	1,818	535
Other non-cash items	129	304
Changes in operating assets and liabilities
Increase in accounts receivable	(953)	(5,206)
(Increase) decrease in inventories	(735)	1,200
(Increase) decrease in other assets	(589)	455
Decrease in trade accounts payable	(226)	(1,037)
Decrease in deferred revenue & maintenance contracts deposits	(21,063)	(6,696)
Increase in other accrued expenses and liabilities	3,102	3,118
Cash flows used in operating activities	(16,454)	(40)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,781)	(5,421)
Purchase of intangibles	(1,775)	—
Proceeds from sale of property, plant and equipment	—	297
Proceeds from sale of investment in unconsolidated subsidiary	—	2,955
Cash flows used in investing activities	(9,556)	(2,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of long-term debt and capital lease obligations	(267)	(865)
Payments on short-term borrowings, net	2	—
Debt issuance costs	(70)	(50)
Cash flows used in financing activities	(335)	(915)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(947)	256
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,292)	(2,868)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	51,487	61,566

CASH AND CASH EQUIVALENTS—END OF PERIOD	$24,195	$58,698

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid during the period for:
Interest	$11,514	$11,574
Taxes	$1,091	$2,196

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

The accompanying unaudited condensed consolidated balance sheet at September 30, 2005, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended September 30, 2005 and 2004, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Short-term investments or similar instruments with original maturities in excess of three months are valued at cost, which approximates market. Restricted cash at September 30, 2005, of $0.1 million represents the cash pledged under the terms of the Revolving Credit Facility (See Note 8).

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods.  At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the elements of the Company’s estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.  Inventory reserves as of September 30, 2005 and December 31, 2004, were $12.4 million and $13.6 million, respectively.  Inventory reserves establish a new cost basis for inventory and are not reversed in future periods.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from two to five years for field support spare parts, three to eight years for systems and software, five to seven years for machinery and equipment, leasehold improvements, and furniture and fixtures. Buildings are depreciated over 40 years.  Depreciation expense for the three months ended September 30, 2005 and 2004 was $3.9 million and $4.7 million respectively.  Depreciation expense for the nine months ended September 30, 2005 and 2004 was $11.3 million and $12.5 million respectively.

Revenue Recognition

The Company derives revenue primarily from two sources: (1) product sales - systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec and third-party hardware and software and (2) services - consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction–Type and Certain Production–Type Contracts.”

In the case of non-software arrangements, the Company applies EITF No. 00-21 and revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value.  Revenue allocated to separate elements is recognized for each element in accordance with the accounting policies described below.  If the Company cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.  The Company specifically uses the residual method, under which revenue is recognized on the delivered elements only when the remaining undelivered element is postcontract customer support (PCS).

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

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases, is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed over time or on a “per call” basis.  Certain estimates are used in recognizing revenue on a “per call” basis related to breakdown rates, contract types, calls related to specific contract types, contract periods.  The Company uses its best judgment to relate calls to contracts.  In addition, as actual breakdown experience rates are compared to estimates, such estimates may change over time and will result in adjustments to the amount of “per call” revenue.  During the quarter ended June 30, 2004, the Company recorded revenue of $4.3 million reflecting an adjustment arising out of a change in accounting estimate related to service revenue.  The information used in computing these estimates is partially provided by a customer, and since June 30, 2004, this information has been provided to the Company on a more timely and accurate basis, resulting in greater accuracy of these estimates.  The Company anticipates that future adjustments, if necessary, related to these estimates will be immaterial to the results of operations.  The current and non-current portions of these advances are shown as Deferred Revenue or Maintenance Contract Deposits on the Consolidated Balance Sheets.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs for the nine months ended September 30, 2005, and 2004, were $7.1 million and $6.4 million respectively.

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

Incentive Options. During the year ended December 31, 2004, the Company granted 1,419,500 incentive options.  During the nine months ended September 30, 2005, 485,000 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair value of the shares of stock on the date of grant (or 110% of the fair value in certain circumstances). A portion of the incentive options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

Non-qualified stock options. During the year ended December 31, 2004, the Company granted 50,000 non-qualified options.  During the nine months ended September 30, 2005, no non-qualified options were granted.  Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair value of the shares of stock on the date of grant. A portion of the non-qualified options vest over a four-year period at 25% per year beginning January 2, 2001; the remainder vest based on the performance of the Company. As a part of an employee retention program, vesting of 20.0% of the performance-based incentive options was accelerated in October 2000.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding-December 31, 2003	482,240	31,760	9.25
Granted	1,419,500	50,000	9.25
Forfeited	(126,500)	(50,000)	9.25
Options outstanding-December 31, 2004	1,775,240	31,760	9.25
Granted	485,000	—	9.25
Forfeited	(70,000)	—	9.25
Options outstanding-September 30, 2005	2,190,240	31,760	9.25

Options and awards expire and terminate the earlier of ten years from the date of grant or one month after the date the employee ceases to be employed by the Company.

At September 30, 2005, options to purchase 2,222,000 shares were outstanding, of which 288,125 were vested.  All options outstanding have an exercise price of $9.25.  No options have been exercised.

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

The following table illustrates the effect on net income as if compensation for the Company’s stock option plans had been determined consistent with SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss as reported	$(3,065)	$(3,449)	$(9,497)	$(5,920)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(371)	(3)	(1,115)	(42)
Pro Forma net loss	$(3,436)	$(3,452)	$(10,612)	$(5,962)

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

	Nine Months Ended September 30,
Weighted Average	2005	2004
Risk free interest rate	4.76%	3.96%
Expected life	10 years	10 years
Expected volatility	0	0
Fair value of options granted	$3.47	$2.99

3.                                      RECLASSIFICATION, IMPAIRMENT, CHANGE IN ACCOUNTING ESTIMATE AND ASSET PURCHASES

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

In October 2005, the Company sold a property located in Dallas, Texas at a net loss of $1.3 million.  An impairment charge of $1.3 million was therefore recorded during the quarter ended September 30, 2005.  This charge is reflected in Selling, General and Administrative in the Condensed Consolidated Statements of Operations.

Change in Accounting Estimate

During the quarter ended June 30, 2004, the Company recorded revenue of $4.3 million reflecting an adjustment arising out of a change in accounting estimate related to deferred revenue.  The recording of deferred revenue requires the use of certain estimates, and new facts came to the attention of the Company, which necessitated the change in these estimates.

Asset Purchases

On July 29, 2005, the Company completed the acquisition of certain assets of a product manufacturing enterprise for a net purchase price of $2.4 million, consisting of $0.5 million in non-compete agreements and $1.9 million in fixed assets and other intangibles, primarily customer lists.

4.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Capital lease obligation incurred for lease of computer hardware	$—	$241
Inventory put in service as fixed asset	1,529	105

5.             INVENTORIES

Inventory consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials	$5,536	$6,686
Work-in-progress	5,329	5,247
Finished goods	12,804	12,533
	$23,669	$24,466

6.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Land	$2,860	$2,860
Field support spare parts	36,539	38,057
Systems and software	50,991	51,802
Machinery and equipment	19,869	21,517
Furniture, fixtures and other	9,661	11,924
Buildings	26,346	26,529
	146,266	152,689
Accumulated depreciation and amortization	116,363	118,435
Property, plant and equipment, net	$29,903	$34,254

7.             OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Salaries, wages and other compensation	$14,150	$10,081
Accrued taxes, other than income taxes	3,746	4,868
Accrued interest payable	4,963	3,204
Accrued invoices and costs	2,245	1,191
Other	10,940	15,033
	$36,044	$34,377

8.             DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
7.5% Senior Notes, unsecured, due 2008	$93,975	$93,975
Sponsor Note, unsecured, due 2009	103,848	103,848
Revolving Credit Facility, secured, due 2006	—	—
	197,823	197,823
Less: Current portion	—	—
	$197,823	$197,823

Revolving Credit Facility.  The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At September 30, 2005, the Company had a $0.003 million balance outstanding under the Revolver and no outstanding balance on letters-of-credit.  The balance remaining under the Revolver that the Company can draw was $ 17.8 million at September 30, 2005 ($ 21.8 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At September 30, 2005, the Company’s weighted average rate on the Revolver was 8.5% under the prime option.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at September 30, 2005 of $0.1 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective December 31, 2004, the Company and Heller amended the loan and security agreement to decrease the minimum fixed charge coverage ratio at December 31, 2004 to 1.1 to 1.0.  Effective March 31, 2005, the loan and security agreement was further amended to add a triggering event for the fixed charge coverage ratio covenant.  No fixed charge coverage ratio covenant applies when cash balances exceed $20 million and the outstanding balance on the revolver is less than $250,000.  If either of these conditions is not met, then the fixed charge covenant ratio requirement becomes 1.1 to 1.0.  At September 30, 2005, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  Interest on the Senior Notes is fixed at 7.5% and is due and payable in semi-annual installments. Payments began December 1, 1998. The Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions.  The estimated fair value of the Senior Notes as of September 30, 2005, is approximately $66.9 million based on an average value of the most recently completed market trades, resulting in a yield-to-maturity of approximately 22.5%.  The number of actual trades is limited; therefore, the result may vary if a widely traded market environment existed.

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The payments began September 30, 1999. As provided under the agreement, however, the Sponsor Note holder, Welsh, Carson, Anderson & Stowe (“WCAS’), elected to defer quarterly interest payments of $4.0 million for each of the September 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million.  Such election required a deferred financing-fee of 30.0% of each of the interest payments being deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms.  WCAS has not elected to defer the quarterly payments since September 2001.  In accordance with the terms of the Sponsor Note, on December 6, 2002, the Company made a $90.0 million principal payment on the Sponsor Note.  The estimated fair-value of the Sponsor Note and deferred interest and fees as of September 30, 2005, is approximately $62.3 million assuming a yield-to-maturity of 27.5%.

The Company had no outstanding balances on foreign credit agreements at September 30, 2005.

Capital Leases.  Amounts due under capital leases are recorded as liabilities. The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Condensed Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in depreciation expense.  The current obligations under capital leases are classified in the current liabilities section of the Condensed Consolidated Balance Sheets and the non-current portion of capital leases are included in Other Liabilities.  At September 30, 2005, the Company had capital lease balances outstanding of $0.2 million, of which $0.1 million was classified as current and $0.1 million was classified as long-term.

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

Components of the Company’s goodwill include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142.  There were no changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2005 or September 30, 2004.

10.          PENSION BENEFITS

Net periodic pension costs included the following components for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Components of net periodic benefits cost:
Service cost	$201	$112	$402	$336
Interest cost	716	397	1,431	1,191
Expected return on plan assets	(494)	(274)	(988)	(822)
Recognized actuarial loss	195	108	390	324
Net periodic benefit cost	$618	$343	$1,235	$1,029

Company Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1.3 million to the pension plan during 2005.  As of September 30, 2005, $1.2 million of contributions have been made.  The Company presently anticipates continuing its contributions to the pension plan to total $1.7 million for 2005.

11.          TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	September 30,	December 31,
	2005	2004
	(In thousands)
Gross deferred tax assets:
Net operating losses	$55,334	$47,335
AMT credit carryforwards	101	101
Inventory reserves	4,593	4,948
Receivable allowance	269	205
Intangible assets previously deducted	578	905
Deferred revenues	12,670	15,450
Deferred compensation	3,106	2,639
Foreign timing differences, net	8,896	9,088
Other	4,703	5,723
Total gross deferred tax asset	90,250	86,394
Gross deferred tax liabilities:
Depreciation	(1,793)	(1,352)
Total gross deferred tax liability	(1,793)	(1,352)
Deferred tax asset valuation reserve	(79,644)	(76,184)
Net deferred tax asset	$8,813	$8,858

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future.

Components of the valuation allowance are as follows:

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Valuation allowance at beginning of year	$76,184	$63,874
(Release) Increase in valuation allowance	(634)	(5,903)
Income from continuing operations	3,925	(857)
Return to provision adjustments	169	(2,032)
Valuation allowance at end of period	$79,644	$55,082

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $ 16.4 million and $17.7 million at September 30, 2005 and December 31, 2004, respectively.  No taxes have been provided on the undistributed earnings as they are considered to be permanently reinvested.

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying condensed consolidated balance sheet during the nine months ended September 30, 2005 are summarized as follows:

(In thousands)
Balance at December 31, 2004	$180
Warranties issued	172
Claims paid/settlements	(116)
Changes in liability for pre-existing warranties	—
Balance at September 30, 2005	$236

13.          COMPREHENSIVE LOSS

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(3,065)	$(3,449)	$(9,497)	$(5,920)
Foreign currency translation adjustments	(90)	3	(1,360)	315
Total comprehensive loss	$(3,155)	$(3,446)	$(10,857)	$(5,605)

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

	North American Operations	Computer & Network Services	European Operations	Corp/Elims	Total

For the three months ended September 30, 2005

Revenue from external customers	$25,319	$32,672	$22,846	$—	$80,837
Intersegment revenue	1,528	—	1,741	(3,269)	—
Segment gross profits	9,612	3,847	7,543	2	21,004
Segment operating income (loss)	4,250	2,345	1,662	(6,275)	1,982

For the three months ended September 30, 2004

Revenue from external customers	$27,075	$32,363	$23,679	$—	$83,117
Intersegment revenue	1,509	—	1,750	(3,259)	—
Segment gross profits	7,937	3,137	7,138	(266)	17,946
Segment operating income (loss)	2,268	786	902	(2,991)	965

For the nine months ended September 30, 2005

Revenue from external customers	$82,326	$94,004	$77,576	$—	$253,906
Intersegment revenue	4,590	—	4,729	(9,319)	—
Segment gross profits	29,194	9,327	27,693	(37)	66,177
Segment operating income (loss)	12,201	5,032	8,925	(18,125)	8,033
Segment identifiable assets	83,724	26,122	40,803	36,656	187,305
Capital appropriations	2,481	2,110	2,032	2,687	9,310

For the nine months ended September 30, 2004

Revenue from external customers	$94,043	$97,714	$80,263	$—	$272,020
Intersegment revenue	4,538	—	4,156	(8,694)	—
Segment gross profits	27,362	11,856	26,466	(510)	65,174
Segment operating income (loss)	8,823	4,524	8,509	(9,187)	12,669
Segment identifiable assets	77,828	25,492	49,977	75,429	228,726
Capital appropriations	1,837	1,797	1,210	923	5,767

15.          PREFERRED STOCK

SERIES A PREFERRED STOCK

The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued.  The related discount was being accreted over a period of 8 years through March 31, 2004, when the mandatory redemption provision was removed from the Series A Preferred Stock.  Effective January 1, 2005, the Series A Preferred Stock agreement was amended to eliminate the dividends payable on the Series A Preferred Stock.  As a result, no dividends were accrued during the nine months ended September 30, 2005.  As of September 30, 2005, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $201.32 per share.

SERIES B PREFERRED STOCK

Effective January 1, 2005, the Series B Preferred Stock agreement was amended to eliminate the dividends payable on the Series B Preferred Stock.  As a result, no dividends were accrued during the nine months ended September 30, 2005.  As of September 30, 2005, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $380.63 per share.

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

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions.  As of September 30, 2005, the Company was not in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated.

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

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the nine months ended September 30, 2005.  These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s North American Operations (“NAOPS”) and European Operations (“EUOPS”) segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during the nine months ended September 30, 2005, the NAOPS and EUOPS segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2005 and Three Months Ended September 30, 2004

Consolidated revenue of $80.8 million for the three months ended September 30, 2005 decreased by $2.3 million or 2.8% from the comparable prior-year period.  The North American Operations (“NAOPS”) revenue decrease of $1.8 million was partially related to a decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue on these end-of-life products.  In addition, a decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21.  Decreases in European Operations (“EUOPS”) of $0.9 million are the result of decreased sales in Europe of ECM solutions compared with the prior year’s period offset by the impact of the weakened dollar on the conversion of revenue stated in foreign currencies.  Computer & Network Services (“CNS”) revenue increased $0.3 million with the comparable prior-year period.  Revenue decreases resulting from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs were offset by revenue increases from the expansion by CNS of operations in Europe.  Factors expected to impact future revenue include corporate-

customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $21.0 million increased by $3.1 million or 17.3% from the comparable prior-year period.  Gross profit increased by $1.7 million or 21.5% for NAOPS, increased by $0.7 million or 22.6% for CNS and increased by $0.4 million or 5.6% for EUOPS.  Although revenue decreased in NAOPS, the impact to gross profit was offset by an increase in the NAOPS gross profit percentage as a result of ongoing cost-containment efforts aimed at improving efficiency in the maintenance organization. The NAOPS gross margin percentage increased from 27.6% to 35.8%.  Although revenue decreased in EUOPS, the gross profit impact was offset by an increase in the gross profit margin.  The EUOPS gross margin percentage increased from 27.8% to 30.6%.  Continued efforts to provide proven deliverables as well as targeted new offerings, including EDM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the EUOPS gross profit.  CNS’ gross profit percentage increased from 9.6% to 11.6%.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $19.0 million increased $2.0 million compared to the prior-year period.  Product-development expenses increased by $0.5 million or 27.8% primarily due to the timing of research projects.  Selling, general and administrative expenses (“SG&A”) increased by $1.5 million.  $1.3 million of this increase results from the recognition of a write-down in the current year period of the company’s investment in a facility in Dallas, Texas to fair market value that had been previously vacated and offered for sale.  Excluding this one-time expense, SG&A increased 1.3% primarily due to increased marketing activities related to an expansion and refocus of the corporate marketing strategy, increased sales expense resulting from an expansion of the sales force to support new product strategies, and increased depreciation expense.  Amortization of other intangible asset expense of $0.1 million was recognized in the current year period.  No amortization of other intangible asset expense was recognized in the prior year’s period.

Interest expense for the three months ended September 30, 2005 of $4.8 million was unchanged from the comparable prior-year period.

Sundry items resulted in a net gain for the three months ended September 30, 2005, of $0.01 million compared to a net gain of $0.5 million during the comparable prior-year period.  The gain in both years was primarily the result of foreign exchange gains.

An income tax provision of $0.5 million for the three months ended September 30, 2005 is compared to a corresponding prior-year period income tax provision of $0.3 million.  The income tax provision for the current-year period related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately (19.2)% for the three months ended September 30, 2005 as compared to (9.7)% for the corresponding prior-year period.

Comparison of Nine Months Ended September 30, 2005 and Nine Months Ended September 30, 2004

Consolidated revenue of $253.9 million for the nine months ended September 30, 2005 decreased by $18.1 million or 6.7% from the comparable prior-year period.  The North American Operations (“NAOPS”) revenue decrease of $11.7 million was partially related to a decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increased competition.  The Company expects these trends to continue on these end-of-life products.  In addition, a decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21.  Decreases in European Operations (“EUOPS”) of $2.7 million are the result of decreased sales in Europe of ECM solutions compared with the prior year’s period offset by the impact of the weakened dollar on the conversion of revenue stated in foreign currencies.  A decrease in Computer & Network Services (“CNS”) of $3.7 million resulted from the revenue adjustment of $4.3 million in the prior-year period, reflecting a change in accounting estimate related to deferred revenue.  This was partially offset by revenue increases from the expansion by CNS of operations in Europe.  Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $66.2 million increased by $1.0 million or 1.5% from the comparable prior-year period.  Gross profit increased by $1.8 million or 6.6% for NAOPS, decreased by $2.6 million or 21.8% for CNS and increased by $1.2 million or 4.5% for EUOPS.  Although revenue decreased in NAOPS, the impact to gross profit was offset by an increase in the NAOPS gross profit percentage as a result of ongoing cost-containment efforts aimed at improving efficiency in the maintenance organization. The NAOPS gross margin percentage increased from 27.8% to 33.6%.  Increases in EUOPS gross profit resulted from an improved gross margin percentage, despite decreased revenues.  The EUOPS gross margin percentage increased from 31.4% to 33.7%.  Continued efforts to provide proven deliverables as well as targeted new offerings, including EDM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the EUOPS gross profit.  CNS’ gross profit percentage decreased from 12.2% to 9.9%, primarily due to the revenue adjustment of $4.3 million recorded in the prior-year period reflecting a change in accounting estimate on deferred revenue.  CNS is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $58.1 million increased $5.6 million compared to the prior-year period.  Product-development expenses increased by $0.7 million or 10.9% primarily due to the timing of research projects.  Selling, general and administrative expenses (“SG&A”) increased by $4.8 million or 10.4%.  $1.3 million of this increase results from the recognition of a write-down in the current year period of the company’s investment in a facility in Dallas, Texas to fair market value that had been previously vacated and offered for sale.  Excluding this one-time expense, SG&A increased $3.5 million primarily due to increased marketing activities related to an expansion and refocus of the corporate marketing strategy, increased sales expense resulting from an expansion of the sales force to support new product strategies, and increased depreciation expense.  Amortization of other intangible asset expense of $0.1 million was recognized in the current year period.  No amortization of other intangible asset expense was recognized in the prior year’s period.

Interest expense for the nine months ended September 30, 2005 of $14.3 million was unchanged from the comparable prior-year period.

Sundry items resulted in a net loss for the nine months ended September 30, 2005, of $0.7 million compared to a net loss of $1.5 million for the comparable prior-year period.  Foreign exchange losses of $0.7 million, compared with foreign exchange losses of $0.3 million and the $1.3 million loss on the sale of the Company’s investment in the stock of Servibanca S.A. in the comparable prior year period.

An income tax provision of $3.1 million for the nine months ended September 30, 2005 is compared to a corresponding prior-year period income tax provision of $3.2 million.  The income tax provision for the current-year period related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately (48.4)% for the nine months ended September 30, 2005 as compared to (118.5)% for the corresponding prior-year period.

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

The Company’s cash and cash equivalents totaled $24.2 million at September 30, 2005, compared with $51.5 million at December 31, 2004. Working capital decreased $15.2 million during the nine months ended September 30, 2005 to working deficit of $(3.7) million compared to working capital of $11.5 million at December 31, 2004.  The change in working capital included a current liability decrease of $10.7 million resulting from $13.6 million decrease in deferred revenue and maintenance contract deposits, an increase in accrued liabilities of $1.7 million, an increase in income tax liabilities of $1.8 million, an accounts receivable increase of $0.8 million, an inventory decrease of $0.8 million and a prepaid expense increase of $1.3 million.  The decrease in deferred revenue and maintenance contract deposits has resulted from decreased numbers of multi-year contracts for which up front payment is received, as well as decreased revenues from these contracts due to competitive pressure.

During the nine months ended September 30, 2005, the Company relied primarily on cash reserves to fund operations. At September 30, 2005, the Company had available $21.8 million of borrowing capacity under the Revolver, of which the Company can draw $17.8 million.

Operating activities utilized $16.5 million and less than $0.1 million of cash in the nine months ended September 30, 2005 and 2004, respectively, a decrease of $16.5 million.  The net loss increased $3.5 million from the prior-year period.  In addition, cash utilized by changes in working capital assets and liabilities was $12.4 million more than in the prior-year period.

Investing activities used net cash of $9.6 million and $2.2 million in the nine months ended September 30, 2005 and 2004, respectively. The uses of cash during the nine months ended September 30, 2005, consisted of purchases of property, plant and equipment of $7.8 million and the purchase of intangible assets of $1.8 million.  The uses of cash during the nine months ended September 30, 2004, consisted of purchases of property, plant and equipment of $5.4 million, offset by cash received from the sale of the Company’s interest in Servibanca S.A. of $3.0 million.

Financing activities used $0.3 million and $0.9 million for each of the nine months ended September 30, 2005 and 2004, respectively.  Both uses of cash related primarily to the reduction of the Company’s debt and capital lease obligations.

At September 30, 2005, the Company’s principal outstanding debt instruments consisted of (i) no balance outstanding under the revolving credit facility maturing May 30, 2006 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”), which will mature on May 30, 2006.  Effective May 7, 2003, the Company and Heller entered into an amendment to the Revolver which reduced the committed amount from $60 million to $40 million, while increasing the letter-of-credit sub-limit from $30 million to $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory and pledged cash.  At September 30, 2005, the Company had a $0.003 million balance outstanding under the Revolver and no outstanding balance on letters-of-credit.  The balance remaining under the Revolver that the Company can draw was $17.8 million at September 30, 2005 ($21.8 million in availability less a $4.0 million reserve).  A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%).  The interest rate was remeasured as of the effective date of September 1, 2003 under this amendment.  At September 30, 2005, the Company’s weighted average rate on the Revolver was 8.5% under the prime option.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at September 30, 2005 of $0.1 million represents cash pledged under the terms of the Revolver.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective December 31, 2004, the Company and Heller amended the loan and security agreement to decrease the minimum fixed charge coverage ratio at December 31, 2004 to 1.1 to 1.0.  Effective March 31, 2005, the loan and security agreement was further amended to add a triggering event for the fixed charged coverage ratio covenant.  No fixed charge coverage ratio covenant applies when cash balances exceed $20 million and the outstanding balance on the revolver is less than $250,000.  If either of these conditions is not met, then the fixed charge covenant ratio requirement becomes 1.1 to 1.0.  At September 30, 2005, the Company was in compliance with all covenants under the Revolver.

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

Preferred Stock – Series A. The Company allocated the proceeds from its Series A preferred stock issuance based upon the relative fair value of the preferred stock and warrants issued.  The related discount was being accreted over a period of 8 years through March 31, 2004, when the mandatory redemption provision was removed from the Series A Preferred Stock.  Effective January 1, 2005, the Series A Preferred Stock agreement was amended to eliminate the dividends payable on the Series A Preferred Stock.  As a result, no dividends were accrued during the nine months ended September 30, 2005.  As of September 30, 2005, the stated value of the Series A preferred stock, including accumulated but unpaid dividends, was $201.32 per share.

Preferred Stock – Series B. Effective January 1, 2005, the Series B Preferred Stock agreement was amended to eliminate the dividends payable on the Series B Preferred Stock.  As a result, no dividends were accrued during the nine months ended September 30, 2005.  As of June 30, 2005, the stated value of the Series B preferred stock, including accumulated but unpaid dividends, was $380.63 per share.

Inflation.  Inflation has not had a material effect on the operating results of the Company.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at September 30, 2005:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$197.8	$—	$94.0	$103.8	$—
Capital leases	0.2	0.1	0.1	—	—
Purchase Obligations	2.0	0.7	1.3	—	—
Operating leases (non-cancelable)	12.2	4.8	5.1	1.3	1.0
Total Contractual	212.2	5.6	100.5	105.1	1.0

Unused lines of credit	$17.8	$17.8	$—	$—	$—
Standby letters of credit	—	—	—	—	—
Total Commercial	$17.8	$17.8	$—	$—	$—

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

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions.  As of September 30, 2005, the Company was not in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At September 30, 2005 and December 31, 2004, the Company had outstanding Senior Notes, due in 2008, of $94.0 million, with a fixed interest rate of 7.5%. At September 30, 2005 and December 31, 2004, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million. The Sponsor Note bears interest at a fixed rate of 10.0%.  The Company utilizes a revolving credit facility to support working capital needs. The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR.  Although no substantial actual balances were outstanding under the Revolver at September 30, 2005, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, September 30, 2005, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  In addition, the disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  The Company will continue to evaluate disclosure controls on an ongoing basis.

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

Dated: November 18, 2005