Form 10-K
period 2005-12-31
BANCTEC INC
filed 2006-04-17
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-9859

BANCTEC, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	75-1559633
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 East Grauwyler, Irving, Texas 75061

(Address of Principal Executive Offices, including ZIP Code)

Registrant’s telephone number, including area code:  (972) 821-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

As of December 31, 2005, the aggregate market value of common equity held by non-affiliates:  Not applicable

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	March 15, 2006

Common Stock, $0.01 Par Value	17,003,838
Class A common stock, $0.01 Par Value	1,181,946

DOCUMENTS INCORPORATED BY REFERENCE

None

BancTec, Inc.

Annual Report

on

Form 10-K

Year Ended December 31, 2005

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosure About Market Risk in Item 7A, contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the items discussed in Factors Affecting the Company’s Business and Prospects set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below in this report, and items described in the Company’s other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or revise these forward-looking statements.

TABLE OF CONTENTS

PART I

ITEM 1.	Business
ITEM 1A.	Risk Factors
ITEM 1B.	Unresolved Staff Comments
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accountant Fees and Services

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

PART I

ITEM 1. BUSINESS.

Overview

BancTec, Inc. (BancTec or the Company), a Delaware corporation, helps clients around the world simplify the process of managing their information. The Company provides comprehensive payment, remittance, document, content and IT solutions that automate complex, high-volume and data-intensive business processes. BancTec’s offerings include business solutions, business process outsourcing, and infrastructure services, which address market-specific pressures for clients in the financial services, manufacturing, government, services and utilities industries. Worldwide, the Company employs approximately 2,750 people full-time and is headquartered in Irving, Texas.

Founded in 1972, the Company serves approximately 2,000 customers in more than 50 countries, with international revenue in 2005 representing approximately one-third of total revenues.

The Company markets its portfolio of solutions to specific target markets in which it believes it has extensive business process expertise and certain competitive advantages that allow it to maintain or achieve a leadership position.

Ownership

Welsh, Carson, Anderson & Stowe (“WCAS”), a private investment partnership, owns 93.5% of the Company through a two-tier holding company structure above the Company. All the outstanding capital stock of the Company and warrants to purchase capital stock of the Company (but not employee stock options) are held by BancTec Intermediate Holding, Inc., a Delaware corporation (“Intermediate Holding”). In turn, all the outstanding capital stock of Intermediate Holding is held by BancTec Upper-Tier Holding, LLC, a Delaware limited liability company (“Upper-Tier Holding”). Upper-Tier Holding also holds the Senior Subordinated Note Due 2009, together with pay-in-kind interest thereon, in an aggregate principal amount of approximately $193.8 million (the “Sponsor Note”).

WCAS is one of the largest private equity investment firms in the U.S. focused exclusively on investments in three industries: information and business services, healthcare, and communications. Since its founding in 1979, WCAS has organized 14 limited partnerships with total capital of more than $13 billion. The firm currently invests out of Welsh, Carson, Anderson & Stowe IX, L.P., a $3.8 billion equity fund, and WCAS Capital Partners IV, L.P., a $1.3 billion dedicated subordinated debt fund.

Offerings and Markets

Americas and EMEA. The solutions group is made up of the United States, Central and South America, and Canada (“Americas”) and Europe, Middle East and Asia (“EMEA”). These two groups offer a similar portfolio of business process outsourcing, business solutions, services and technology, and market to similar types of clients. The solutions offered focus primarily on payment and remittance processing, document and content processing and IT service management. The Company’s solutions help drive operational efficiencies through automation of mission critical processes for some of the world’s largest credit card companies, financial institutions, insurance companies, government entities and consumer goods manufacturers.

Business Process Outsourcing. Because BancTec has a strong tradition of technology experience, service excellence and solution expertise, the Company is uniquely positioned for leadership in the rapidly growing market for Business Process Outsourcing (BPO).

BancTec has a long history of offering BPO in the U.K., and launched services in the United States in 2005. As process experts, BancTec applies proven methods, technology and services that allow clients to delegate a part of their business for BancTec to manage and deliver with measurable performance metrics.

BancTec’s BPO solutions deliver process improvements in a structured and innovative way, and enables clients to switch to a variable cost structure, ensuring that payments are closely aligned with business volumes. In this way, BancTec becomes a seamless extension of the client’s in-house operations.

The Company’s solutions generally incorporate advanced applications software developed by the Company and by third parties. These solutions may also include hardware developed and manufactured by the Company as well as by third parties. Key applications provided by Americas and EMEA focus around the following market-specific solutions:

Document and Content Processing. The Company’s Document and Content Processing portfolio offers innovative solutions that simplify the capturing, processing and archiving of information across the enterprise. The Company has become a recognized leader in document and content processing by providing clients complete end-to-end solutions for credit card origination, loan/mortgage origination, accounts payable, scan to archive, credit card and loan exceptions, claims processing and mailroom automation.

While many BancTec solutions are available ‘out of the box’, they can also be tailored without incurring high development costs and lengthy implementation timescales. Each BancTec solution can be rapidly deployed and easily adapted to changing requirements.

The Company’s document and content processing software technology, marketed under the eFIRST brand, is highly scaleable, designed for high-volume, complex and distributed environments. eFIRST Capture provides a software solution to capture structured or unstructured documents from paper scanners, fax machines and e-mail and then extract key information needed to categorize, index and distribute the data to the appropriate person or department. eFIRST Process is a Business Process Management tool that enables business process automation through analysis, modeling, development and deployment. eFIRST Process provides intelligent workflow and routing of documents and cases in complex environments based on business rules. eFIRST Archive can store large volumes of highly complex documents and provide multiple indices for improved search and retrieval. These technologies are available as stand-alone, integrated with Banctec or third-party hardware, or as a foundation for a comprehensive outsourcing solution.

The DocuScan 9000, introduced in 2004, is a high-speed mixed document scanner designed to provide the highest hourly throughput in difficult paper handling applications. The Company introduced the DocuScan 6000 in 2005 which offers an entry-level high-speed scanner with a compact physical size that can still digitize and process up to 260 pages per minute. The S-Series is a color page scanner optimized for forms processing environments with standard or similar size documents.

The Company provides a complete line of products and services to address the high-volume check or mixed document imaging environment. In addition to the DocuScan Family and S-Series, the company offers the E-Series and X-Series transports. The E-Series is a high-speed transport that can read and sort between 10,000 and 1,000,000 check-size documents per day. The X-Series offers a mid-range transport for check and remittance processing which enables check and item-based transactions to be digitally captured, processed and retained. To help companies achieve optimal performance in day-to-day check imaging operations, the Company offers its advanced image quality software, Image Sentry.

Payment and Remittance Processing. The Company is focused on helping clients move into the new era of remittance processing by addressing current challenges around check conversion with ACH, ARC and check truncation with Check 21. The passage of the Check Clearing for the 21st Century Act (“Check 21”), which facilitates check truncation by authorizing substitute checks, is expected to result in decreased demand for payment and check clearing solutions. The Company’s suite of payment processing solutions take advantage of new technology advances, such as automatic image recognition and internet accessibility, to offset labor costs, facilitate timely research and handle complex transaction variations. The payment processing technology suite includes eCap, a data capture application that automates check and list processing and the extraction of data from invoices or payment advices. PayCourier Retail is a comprehensive remittance solution for processing payment transactions, such as return documents, customer correspondences, customer envelopes and checks. PayCourier Archive is a transaction archive solution that provides long-term data and image storage for remittance processing.

Infrastructure Services. The Company provides clients with worldwide system support for hardware and software products. The Company provides expertise in the installation, repair and maintenance of large mission critical computer driven electromechanical devices, such as reader/sorters and scanners, which involve imaging and paper handling. The Company employs customer service engineers located in the United States and international locations to perform such service. The Company’s maintenance contracts usually include both parts and labor, and the contracts are typically renewed for five to seven years. In addition, the Company markets a full range of consumable supplies that complement the Company’s document processing systems.

Information Technology Service Management (“ITSM”). ITSM provides quality integrated support services to the evolving Information Technology industry, with focused deployment and ongoing support solutions for the original equipment manufacturer (“OEM”), Enterprise and Fortune marketplaces. ITSM provides coverage in North America and Europe with OEM partners in providing warranty and fulfillment services and related support to manufacturers of desktop/enterprise products. In addition, ITSM enters into strategic alliances with industry recognized providers of outsourcing services and system integrators, as well as individual corporate customers. These customers include defense and aerospace companies, strategic outsourcing organizations, and consumer electronics manufacturers.

Information About Industry Segments

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. In 2005, the Company reported its operations as three primary segments, Americas, EMEA, and ITSM. The operations of Americas and EMEA include manufacturing and supplies, maintenance of

Company and third party manufactured equipment, integrated systems, BancTec software products sold through Plexus Software (“Plexus”), a division of BancTec, and business processing outsourcing services. The ITSM operations include personal computer repair services and administration of third-party extended-service contracts.

In 2003 and 2004, the Company reported its operations in three segments, U.S. Solutions (“USS”), which included all operations of Americas with the exception of Canada, International Solutions (“INTL”), which included all operations of EMEA plus Canada, and Computer and Network Services (“CNS”), which included all operations of ITSM.

Note M – Business Segment Data and Note N – Geographic Operations, contained in Notes to the Consolidated Financial Statements, include detailed financial information concerning the Company’s segments and geographic areas. The 2003 and 2004 segment information has been conformed to the 2005 presentation.

Geographical Locations

There are no significant risks associated with foreign operations other than the fluctuation of international currencies (in Europe), political environments and economic cycles. The Company does not currently hedge its foreign currency exposure. Note L – Geographic Operations, contained in Notes to the Consolidated Financial Statements, includes detailed financial information concerning the Company’s geographic operations.

Product Development

The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 110 people for such activities as of December 31, 2005.

The following table sets forth the Company’s product development expenses:

	For the years ended December 31,
	2005	2004	2003
	(dollars in thousands)

Product Development Expenses	$8,823	$7,768	$12,548
Percent of Total Revenue	2.6%	2.2%	3.3%

Current expenditures are concentrated on developing new applications for the Company’s product lines and improving and expanding existing products. The Company is currently focusing on ECM solutions and image capture solutions. There can be no assurance that the Company’s development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adapting new technology and introducing new products to the market.

BancTec’s Document and Content Processing business is organized around a set of high-level reusable components that form the basis of vertical solutions for specific markets. The three core modules in the eFIRST™ suite of solutions, generic capture system (eFIRST Capture), business process automation (eFIRST Process), and archiving (eFIRST Archive), can be integrated within the same environment and expanded. In addition, the Company will add key managed services capabilities to these products.

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

Image Capture. In 2006, the Company plans to continue developing options for the DocuScan 9000 system and make strategic market-based investments in the E-Series and X-Series transports. All other products are now effectively in a sustaining mode only of development.

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

Customer Diversification

For the years ended December 31, 2005, 2004 and 2003, Dell, accounted for 19.7%, 17.4%, and 15.7%, respectively, of the total revenue of the Company. The Company’s ten largest customers accounted for 45.0%, 44.3%, and 42.7%, of the Company’s revenues for the years ended December 31, 2005, 2004, and 2003 respectively.

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

Backlog

The Company believes that backlog is not a meaningful indicator in understanding BancTec’s business nor a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories and the relative portion of net revenue related to the Company’s services businesses. In addition, any backlog information would exclude ITSM contracts, recurring hardware and software maintenance contracts, and contracts for sales of supplies. Further, the Company’s backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company’s products and exchange rate fluctuations, and accordingly, is not necessarily indicative of the level of future revenue.

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

Employees

At December 31, 2005, the Company employed approximately 2,750 full-time employees. None of the Company’s employees is represented by a labor union. The Company has never experienced a work stoppage.

Website Access to BancTec’s Reports

BancTec’s internet website address is www.banctec.com.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are available free of charge through our website.

ITEM 1A. RISK FACTORS.

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

Business and Economic Conditions

The Company’s business partially depends on business conditions in certain industries. The Company’s sales are concentrated to businesses in industries involving high volume transaction processing including banking, financial services, insurance, health care and high technology, and to governmental agencies. Business or economic conditions that cause customers in these industries to reduce or delay their investments in document processing products and solutions, such as those offered by the Company, could have a material adverse effect on the Company, including its business, operating results, financial condition and prospects.

Delays or reductions in technology spending could have a material adverse effect on demand for the Company’s products and services, and consequently on the Company.

Technological Changes and Product Transitions

The Company’s industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. The Company must incorporate these new technologies into its products and solutions in order to remain competitive. The Company may not be able to continue to manage technological transitions. A failure on the part of the Company to effectively manage these transitions of its product lines to new technologies on a timely basis could have a material adverse effect, specifically reductions in sales, on the Company. In addition, the Company’s business depends on technology trends in its customers’ businesses. Many of the Company’s traditional products depend on the efficient handling of paper-based transactions. To the extent that technological changes impact the future volume of paper transactions, the Company’s traditional business may be adversely impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The principal executive offices of the Company are located in its Irving, Texas facility.

The Company consolidated additional personnel at its Irving, Texas facility in January 2002, vacating substantially all (90%) of an owned facility in Dallas, Texas. This facility was sold in October 2005 for $1.6 million, resulting in a loss of $1.2 million. In addition, during February 2005, the Company consolidated personnel from another owned facility in Dallas, Texas to its facility in Irving, Texas. This facility was also sold in November 2005 for $3.5 million, resulting in no gain or loss.

As of December 31, 2005, the Company owned or leased numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any of the Company’s principal facilities could have an adverse impact on operations in the short term. The Company has the option to renew its facility leases or believes it can replace them with alternate facilities at comparable cost. The Irving manufacturing facility, which the Company owns, is the primary location for the Company’s administration, assembly and manufacturing activities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings. None of those current proceedings is expected to have an outcome that is material to the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected consolidated historical financial data for the periods indicated. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  and the Consolidated Financial Statements of the Company for the three years ended December 31, 2005, 2004 and 2003, and the related notes thereto.

	Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002 (A)	December 31, 2001 (A)
	(In thousands)
Revenue	$344,898	$360,726	$378,891	$379,433	$427,264
Gross profit	87,490	87,406	97,112	96,205	55,885
Operating expenses	73,935	71,598	73,242	70,968	94,364
Interest expense	19,166	19,098	19,473	33,080	35,527
Income (loss) from continuing operations before income taxes	(5,672)	(3,606)	6,456	700	(52,258)
Income tax expense (benefit)	1,623	13,621	(11,370)	344	445
Net income (loss)	(7,295)	(17,227)	17,826	59,126	(45,826)

Total assets	197,214	216,065	239,515	231,395	315,049
Working capital (deficit)	(5,988)	11,531	12,337	(8,877)	(8,970)
Long-term debt, less current maturities	199,063	197,823	197,823	201,723	304,798
Series A preferred stock	18,040	18,040	16,568	14,856	13,151
Series B preferred stock	13,520	13,520	10,609	8,324	6,632
Stockholders’ deficit	(171,985)	(159,703)	(152,636)	(161,724)	(219,049)

(A)            In November 2002, the Company completed the sale of BancTec Japan. For financial statement purposes, the sale was treated as a discontinued operation. As a result, the financial data above has been restated for 2002 and prior years to reflect the continuing operations of the Company.

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

Highlights

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the year ended December 31, 2005. These factors include: general economic conditions and reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s Americas and EMEA segments; and a highly leveraged financial position. The change in revenue mix is partially a result of trends in payment processing, including check truncation (the process whereby banks are able to truncate original checks and to process check information electronically), which impacts domestic and international markets. Additionally, during 2005, the Americas and EMEA segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

Expected economic and business conditions into 2006 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects. Many of the Company’s product offerings represent a significant capital expenditure for its customers. General economic conditions and the impact of check truncation have caused a continued weakening in demand for payment and check solutions products offered in North America. The Company continues to introduce new product offerings in its ECM solutions as well as expand its managed services business into North America. In addition, the Company continues to seek reductions in operating costs. Product-development efforts are focused on ECM solutions as well as hardware enhancements. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions.

During the year ended December 31, 2005, the Company experienced declines in maintenance contract deposits due to two primary factors. First, the overall amount of extended maintenance contracts have declined as a result of continued declines in prices of personal computers. As businesses and consumers have paid less per unit for personal computers, the purchase of extended maintenance contracts has declined as businesses and individuals choose to replace rather than repair. Second, the price per contract has declined due to competitive pressure from other service providers and also due to declines in the per unit price of personal computers.

Critical Accounting Policies

The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note A of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•                  Revenue recognition

•                  Allowance for doubtful accounts

•                  Inventory valuation

•                  Goodwill

•                  Income taxes

•                  Stock-based compensation

Revenue Recognition. The Company derives revenue primarily from two sources: (1) equipment and software sales - systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment, and (2) maintenance and other services - consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,”  “Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

Software and software elements (including equipment, installation and training)

In the case of software arrangements that require significant production, modification, or customization of software, or the license agreements require the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of

Construction–Type and Certain Production–Type Contracts,” and applies the completed contract method of accounting. In compliance with the completed contract method under SOP 81-1, revenue is recognized when proof of customer acceptance has been received. In the case of non-software elements, the Company applies EITF No. 00-21 where revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with the accounting policies described below. EITF No. 03-5 is applied in determining whether non-software elements are included with the software in applying SOP 97-2.

If the Company cannot account for items included in a multiple-element software or non-software arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer. The Company specifically uses the residual method, under which revenue is recognized on the delivered elements only when the remaining undelivered element is postcontract customer support (PCS), including equipment maintenance.

The Company recognizes hardware and software revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. At the time of the transaction, the Company determines whether the fee associated with revenue transactions is fixed or determinable and whether or not collection is reasonably assured. The Company determines whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are generally 30 days from invoice date, the Company recognizes revenue as the fees are due. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of the fee is not reasonably assured, the Company defers the revenue and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, the Company generally uses either a binding purchase order or signed sales agreement as evidence of an arrangement.

Non-software equipment

The Company recognizes revenue from sales of non-software related equipment and supplies upon delivery and transfer of title or upon customer acceptance.

Postcontract customer support

Maintenance contracts are primarily one year in duration and the revenue generated is generally recognized ratably over the term of the contract.

Maintenance services not classified as postcontract customer support (PCS)

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases, is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed over time or on a “per call” basis. Certain estimates are used in recognizing revenue on a “per call” basis related to breakdown rates, contract types, calls related to specific contract types, and contract periods. The Company uses its best judgment to relate calls to contracts. In addition, as actual breakdown experience rates are compared to estimates, such estimates may change over time and will result in adjustments to the amount of “per call” revenue.

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

Inventory Valuation. The Company periodically evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements. The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture. If any of the elements of the Company’s estimate were to deteriorate, additional reserves may be required. The inventory reserve calculations are reviewed periodically and additional reserves are recorded as deemed necessary.

Goodwill. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is not amortized but rather is tested at least annually for impairment. The impairment test is based on fair value compared to the recorded value at a reporting unit level. Reporting units are defined as an operating segment or one level below. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (“Income Approach”) and the fair value of a reporting unit as compared to similar publicly traded companies (“Market Approach”). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins, among other factors. The Company performs the annual test for impairment as of December 31, each year. No impairment of goodwill has been deemed necessary for 2005 and 2004.

Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill.

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

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. In March 2005, the Securities and Exchange Commission issued SAB No. 107, which provides additional implementation guidance for SFAS 123. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than fair value on the measurement date. All options granted in 2004 and 2005 were issued at or above fair value, and therefore no stock-based compensation was recorded. In addition, at December 30, 2005, when the options were repriced, creating variable plan accounting, no stock-based compensation was recorded in accordance with APB 25, as the repriced options had no intrinsic value on the date of the change. In addition, as of December 31, 2005, the options had no intrinsic value.

The following table illustrates the effect on net income (loss) as if compensation for the Company’s stock option plans had been determined in conformance with SFAS No. 123:

	Year Ended December 31,
	2005	2004	2003

Net income (loss) applicable to common stock, as reported	$(7,295)	$(21,610)	$13,829
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(55)	(17)	—
Pro Forma net income (loss)	$(7,350)	$(21,627)	$13,829

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. During 2005, the Company obtained an independent valuation of the fair value of each stock option grant on the date of grant using the lattice model and the Black-Scholes option-pricing model, both of which yielded approximately the same result. As a result, the Company has revised the compensation expense for all years as determined under SFAS No. 123R in the table above using the Black-Scholes option-pricing model. The current and revised fair value of each stock-option grant was estimated with the following weighted-average assumptions and results:

	Years Ended December 31,
Weighted Average	2005	2004	2003

Risk free interest rate	4.7%	4.1%	5.8%
Expected life	10 years	10 years	10 years
Expected volatility	40.0%	40.0%	40.0%
Fair value of options granted	$0.42	$0.12	$0.14

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005 and December 31, 2004

Consolidated revenue of $344.9 million for the year ended December 31, 2005 decreased by $15.8 million or 4.4% from the comparable prior-year period.

•                  The Americas revenue decrease of $7.7 million continues to reflect the decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increasing competition. The Company expects these trends to continue on these end of life products. In addition, hardware and software product revenue declines was primarily related to a weak market for payments solutions due to market trends, including reduced check volume and check truncation.

•                  The ITSM decrease of $1.0 million resulted from pricing decreases, domestic competitive pressure, and decreased volumes under certain maintenance programs, partially offset by revenue increases resulting from the continued expansion by ITSM of operations into Europe.

•                  Decreases in EMEA of $7.2 million are the result of decreased sales in Europe of ECM solutions compared with the prior year’s period and the impact of the strengthening dollar on the conversion of revenue stated in foreign currencies. Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, industry consolidation reducing the volume of customers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $87.5 million increased by $0.1 million or 0.1% from the comparable prior-year period. Decreases in ITSM of $5.3 million and EMEA of $0.1 million were partially offset by increases in Americas of $5.0 million.

•                  The increase in Americas resulted from an improved gross margin percentage from 28.1% to 33.8% resulting from productivity improvements and cost savings.

•                  Although the EMEA gross margin percentage increased from 31.3% to 33.1%, this was not enough to offset decreases in gross margin resulting from revenue declines. Continued efforts to provide proven deliverables as well as targeted new offerings, including ECM solutions, archive solutions and hardware enhancements, which, along with ongoing cost-containment efforts, allowed for cost reductions to strengthen the EMEA gross profit percentage.

•                  ITSM gross profit percentage decreased from 12.1% to 7.9% resulting primarily from decreased revenue, margin reduction caused by competitive pricing pressure and volume losses experienced under certain service contracts. ITSM is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is the primary contributing factor in the decreased gross profit in that category.

Operating expenses of $73.9 million represented an increase of $2.3 million compared to the comparable prior-year period. Operating expenses, by component, changed primarily as follows: (1) Product development expenses increased $1.0 million compared to the prior year primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans. (2) Selling, general and administrative expenses increased by $1.4 million or 2.2%. Selling, general and administrative expense included a $1.2 million loss from the sale of a vacated facility in Dallas, Texas in October 2005.

Interest expense for the year ended December 31, 2005 was flat at $19.1 million compared to the prior-year period.

Sundry items resulted in a net loss of $0.8 million during the year ended December 31, 2005 as compared to a net loss of $1.0 million during the comparable prior-year period. This decreased loss is primarily due to foreign exchange transaction losses of $0.8 million during the current year period. This is compared to a $1.3 million loss on the sale of 100% of the Company’s investment in the stock of Servibanca S.A. during the prior year period, which was partially offset by foreign exchange transaction gains of $0.3 million.

An income tax provision of $1.6 million for the year ended December 31, 2005, is compared to a corresponding prior-year income tax provision of $13.6 million. The Company’s effective income tax rate was approximately (28.6%) as compared to (377.7%) for the corresponding prior-year period. During 2004, the Company recorded an additional valuation allowance of $10.3 million on the deferred income tax asset to reduce that asset to a carrying amount that is more likely than not to be realizable. No similar additional allowance was required in 2005.

Comparison of Years Ended December 31, 2004 and December 31, 2003

Consolidated revenue of $360.7 million for the year ended December 31, 2004 decreased by $18.2 million or 4.8% from the comparable prior-year period.

•                  The Americas revenue decrease of $27.4 million was partially related to the decline in maintenance revenue due to the Company’s installed products reaching the end of their useful lives and from increasing competition. The Company expects these trends to continue on these end of life products. In addition, a decline in revenues related to the sale and installation of hardware and software products was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the recent passage of Check 21.

•                  The ITSM decrease of $1.1 million resulted from pricing decreases, domestic competitive pressure, and decreased volumes under certain maintenance programs, partially offset by revenue increases resulting from the expansion by ITSM of operations into Europe.

•                  Increases in EMEA of $12.9 million are the result of the impact of the weakening dollar on the conversion of revenue stated in foreign currencies and the continued growth in the United Kingdom of managed services as well as increased sales in Europe of ECM solutions. Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, industry consolidation reducing the volume of customers, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $87.4 million decreased by $9.7 million or 10.0% from the comparable prior-year period. Decreases in ITSM of $7.4 million and Americas of $6.1 million were partially offset by increases in EMEA of $4.8 million.

•                  The decrease in Americas resulted from decreased revenues as well as a decrease in the Americas gross margin percentage from 27.1% to 28.1%.

•                  Increases in EMEA gross profit resulted partially from increased revenue, including the impact of currency conversion, as well as a higher gross profit percentage, increasing from 30.5% to 33.1%. Continued efforts to provide proven deliverables as well as targeted new offerings, including ECM solutions, image capture solutions and hardware enhancements, which, along with ongoing cost-containment efforts, contributed to the strengthening of EMEA gross profit.

•                  ITSM’ gross profit percentage decreased from 17.8% to 12.1% resulting primarily from decreased revenue, margin reduction caused by competition pricing pressure and volume losses experienced under certain service contracts. ITSM is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is the primary contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $71.6 million represented a decrease of $1.6 million compared to the comparable prior-year period. Operating expenses, by component, changed as follows: (1) Product development expenses decreased $4.8 million compared to the prior year primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans. (2) Selling, general, and administrative expenses increased by $3.0 million or 4.9%. The increase partially resulted from additional marketing expenditures aimed at new product strategies, increased IT-related expenditures and severance obligations to former officers of the Company.

Interest expense for the year ended December 31, 2004 decreased to $19.1 million from $19.5 million in the comparable prior-year period.

Sundry items resulted in a net loss of $1.0 million during the year ended December 31, 2004 as compared to net income of $1.4 million during the comparable prior-year period. This decrease is primarily due to the $1.3 million loss on the sale of 100% of the Company’s investment in the stock of Servibanca S.A. during fiscal 2004, compared to a gain of approximately $1.1 million from the Company’s repurchase of Senior Notes during the prior-year period.

An income tax provision of $13.6 million for the year ended December 31, 2004, is compared to a corresponding prior-year income tax benefit of $11.4 million. The Company’s effective income tax rate was approximately (377.7%) as compared to (176.1%) for the corresponding prior-year period. During 2004, the Company recorded an additional valuation allowance of $10.3 million on the deferred income tax asset to reduce that asset to a carrying amount that is more likely than not to be realizable.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit facility, as discussed below, which matures May 30, 2008, and by internally generated funds from operations. Funds availability under the revolving credit facility is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, real property, machinery and equipment and pledged cash. General economic conditions, decreased revenues from the Company’s maintenance contracts, and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity. The Company believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding, will be sufficient to fund its operations for at least the next 12 months.

The Company’s cash and cash equivalents, including restricted cash, totaled $21.7 million at December 31, 2005, compared to $51.5 million at December 31, 2004. Working capital decreased $17.5 million to a working capital deficit of $6.0 million at December 31, 2005. The change in working capital was primarily due to decreases in deferred revenue and current maintenance contract deposits totaling $9.9 million. During the year ended December 31, 2005, the Company experienced continued declines in maintenance contract deposits due to two primary factors. First, the overall amount of extended maintenance contracts have declined as a result of continued declines in prices of personal computers. As businesses and consumers have paid less per unit for personal computers, the purchase of extended maintenance contracts have declined as businesses and individuals choose to replace rather than repair. Second, the price per contract has declined due to competitive pressure from other service providers and also due to declines in the per unit price of personal computers. In addition, increases in accounts receivable of $12.2 million contributed to the decrease in working capital. These were somewhat offset by a decrease in inventory of $4.7 million and an increase in accounts payable of $5.4 million.

During 2005, the Company relied primarily on cash reserves to fund operations. At December 31, 2005, the Company’s remaining availability under the Revolver, as hereinafter defined, was $25.2 million, of which the Company could draw $14.7 million.

Operating activities utilized $12.8 million of cash in 2005 and $5.7 million of cash in 2004, an increase of $7.1 million. Net income, excluding depreciation, amortization and deferred tax expense, decreased by $2.4 million. The increase in cash utilized by operating activities primarily resulted from a decrease in cash generated by changes in working capital assets and liabilities of $5.1 million. This increase in cash utilized by operating activities mainly consisted of additional increases in accounts receivable of $7.9 million, and additional decreases in deferred revenue and maintenance contract deposits of $5.2 million.

Investing activities used net cash of $14.0 million during 2005 compared to $12.0 million in 2004. The uses of cash for 2005 consisted of purchases of property, plant and equipment of $14.5 million and business and asset acquisitions of $5.4 million, offset by cash received from the sale of fixed assets of $5.1 million. The uses of cash for 2004 consisted of purchases of property, plant and equipment of $6.8 million, offset by cash received from the sale of the Company’s interest in Servibanca S.A. of $3.0 million. In addition, changes in restricted cash balances decreased $14.7 million from the prior year period. Restricted cash balances in 2003 and early 2004 related to cash pledged against revolver letter of credit commitments, which were eliminated in late 2004.

Financing activities used $0.5 million of net cash in 2005 compared to $1.2 million of net cash in 2004. Both uses of cash consisted primarily of reductions to the Company’s debt and capital lease obligations.

At December 31, 2005, the Company’s principal outstanding debt instruments consisted of (i) $0.001 million under the revolving credit facility maturing May 30, 2008 (which is more fully described below) (ii) $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million Sponsor Notes due 2009. As of December 31, 2005, the Company’s foreign subsidiaries had no outstanding borrowings. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities. The Company would only make these payments in compliance with the covenants of its debt instruments.

The Company continually reviews its various lines of business to assess their contribution to the Company’s business plan and from time to time considers the sale of certain assets in order to raise cash or reduce debt. Accordingly, the Company from time to time has explored and may explore possible asset sales by seeking expressions of interest from potential bidders. However, as of December 31, 2005, the Company has not entered into any binding agreements or agreements in principle to sell any assets and there can be no assurance that any such asset sales will occur or, if they occur, as to the timing or amount of proceeds that such assets sales may generate.

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”). Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 30, 2008. The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million. The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash. At December 31, 2005, the Company had $0.001 million outstanding under the Revolver and no outstanding balance on letters-of-credit,  The current borrowing base availability under the Revolver that the Company can draw was $14.7 million at December 31, 2005. A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR. Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%). At December 31, 2005, the Company’s weighted average rate on the Revolver was 9.0% under the prime option.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness. Restricted cash at December 31, 2005 of $3.2 million represents cash pledged under the terms of the Revolver and cash in escrow from a customer deposit. Restricted cash at December 31, 2004 of $4.1 million represents cash pledged against revolver letter of credit commitments.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. Effective December 31, 2004, the Company and Heller amended the loan and security agreement to decrease the minimum fixed charge coverage ratio from 1.1 to 1.0. The Company has experienced recent decreases in its fixed charge coverage ratio which necessitated the amendment to the Revolver. At December 31, 2005, the Company was in compliance with all covenants under the Revolver.

Senior Notes. The Company’s Senior Notes (the “Senior Notes”) accrue interest at a fixed 7.5% rate which is due and payable in semi-annual installments. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions. During the year ended December 31, 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $1.1 million, which was reported as Sundry net in the accompanying consolidated statements of operations for 2003. At December 31, 2005, the Company had $94.0 million outstanding on the Senior Notes.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The interest payments began September 30, 1999. The Sponsor Note matures on July 22, 2009. As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million. Such election required the Company to incur a deferred financing fee of 30.0% of the amount of each interest payment deferred. The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS has elected not to defer the quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.

Financing Arrangements. During 2005, the Company entered into a financing arrangement for $2.1 million that pertained to computer software. At December 31, 2005, the Company had financing arrangement balances outstanding of $1,9 million, of which $0.6 million was classified as current and $1.3 million was classified as long-term. This arrangement accrues interest at a fixed 8.0% rate. This arrangement is due in three annual installments beginning January 2006.

Preferred Stock – Series A. As of December 31, 2005, the carrying amount of the Series A Preferred stock was $18.0 million and the stated value of the Series A Preferred stock, including accumulated but unpaid dividends, was $201.32 per share.

Preferred Stock – Series B. As of December 31, 2005, the carrying amount of the Series B Preferred stock was $13.5 million and the stated value of the Series B Preferred stock, including accumulated but unpaid dividends, was $380.63 per share.

Inflation. Inflation has not had a material effect on the operating results of the Company.

OFF BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at December 31, 2005:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$199.7	$0.6	$95.3	$103.8	$—
Interest obligations long-term debt	54.4	17.5	30.8	6.1	—
Capital leases	1.3	0.6	0.7	—	—
Purchase obligations	—	—	—	—	—
Operating leases (non-cancelable)	14.6	5.6	6.1	1.6	1.3
Total Contractual	$269.4	$24.3	$132.9	$111.5	$1.3

Unused lines of credit	$14.7	$14.7	$—	$—	$—
Standby letters of credit	—	—	—	—	—
Total Commercial	$14.7	$14.7	$—	$—	$—

Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be cancelled without penalty. The Company had no purchase obligations at December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. The Company is required to adopt SFAS No. 123(R) in fiscal 2006, beginning January 1, 2006. The Company does not anticipate the adoption of SFAS No. 123R to be material to the statement of condition or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company does not anticipate the adoption of SFAS No. 151 to be material to the statement of condition or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is subject to certain market risks arising from transactions in the normal course of its business, and from obligations under its debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At December 31, 2005 and 2004, the Company had outstanding Senior Notes, due in

2008, of $94.0 million, with a fixed interest rate of 7.5%. At December 31, 2005 and 2004, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million. The Sponsor Note bears interest at a fixed rate of 10.0%.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR. Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%). At December 31, 2005, the Company’s weighted average rate on the Revolver was 8.75% under the prime option. A balance of $0.001 million was outstanding under the Revolver at December 31, 2005. Although no substantial actual balances were outstanding under the Revolver at December 31, 2005, assuming $1.0 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $10,000 over a twelve-month period

The estimated fair values of the outstanding Senior Notes and the Sponsor Note, based upon recently completed market trades, comparable borrowing rates and the relative seniority preference of the instruments under certain circumstances, were $66.9 million at December 31, 2005 and 2004 for the Senior Notes, and $61.2 million and $64.4 million at December 31, 2005 and 2004, respectively, for the Sponsor Note. The Company does not expect changes in fair value of the Senior Notes or the Sponsor Note to have a significant effect on the Company’s operations, cash flow or financial position.

Foreign Currency Risk

The Company’s international subsidiaries operate in approximately 11 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $128.6 million or 37.3% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within Sundry, net in the accompanying consolidated statements of operations and were not material.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging instruments existed at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BANCTEC, INC.

All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BancTec, Inc.

Irving, TX

We have audited the accompanying consolidated balance sheet of BancTec, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, comprehensive (loss) income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BancTec, Inc.

We have audited the accompanying consolidated balance sheet of BancTec, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts (“financial statement schedule”) as of December 31, 2004 and for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of December 31, 2004 and for each of the years in the two-year period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas
March 31, 2005

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$18,540	$47,431
Restricted cash	3,205	4,056
Accounts receivable, less allowance for doubtful accounts of $1,110 and $931 at December 31, 2005 and 2004, respectively	58,020	45,772
Inventories, net	19,807	24,466
Prepaid expenses	5,488	4,950
Other current assets	1,115	1,984
Total current assets	106,175	128,659

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	874	2,860
Field support spare parts	34,853	38,057
Systems and software	52,263	49,785
Machinery and equipment	21,094	23,360
Furniture, fixtures and other	9,573	12,098
Buildings	20,716	26,529
Construction in process	5,483	—
	144,856	152,689
Less accumulated depreciation and amortization	(114,932)	(118,435)
Property, plant and equipment, net	29,924	34,254

OTHER ASSETS:
Goodwill	41,973	41,476
Other intangible assets, less accumulated amortization of $297 at December 31, 2005	5,018	—
Deferred income taxes	10,336	6,874
Other assets	3,788	4,802
Total other assets	61,115	53,152
TOTAL ASSETS	$197,214	$216,065

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	December 31,
	2005	2004

CURRENT LIABILITIES:
Current obligations under capital leases, financing arrangements and revolver	$1,095	$299
Trade accounts payable	19,870	14,479
Other accrued expenses and liabilities	31,293	34,377
Deferred revenue	21,505	23,778
Maintenance contract deposits	33,453	41,083
Income taxes payable	4,947	3,112
Total current liabilities	112,163	117,128

OTHER LIABILITIES:
Long-term debt and financing arrangements	199,063	197,823
Non-current maintenance contract deposits	11,466	20,547
Pension liability	22,719	18,341
Other liabilities	5,748	3,889
Total other liabilities	238,996	240,600
Total liabilities	351,159	357,728
COMMITMENTS AND CONTINGENCIES (Note L)

SERIES A PREFERRED STOCK - issued and outstanding, 100,667 shares at December 31, 2005 and 2004	18,040	18,040

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at December 31, 2005 and December 31, 2004
Series B convertible preferred stock - issued and outstanding, 35,520 shares at December 31, 2005 and 2004	13,520	13,520
Common stock - authorized, 21,800,000 shares of $0.01 par value at December 31, 2005 and 2004:
Common stock - issued and outstanding 17,003,838 shares at December 31, 2005 and 2004	170	170
Class A common stock - issued and outstanding 1,181,946 shares at December 31, 2005 and 2004	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,655	122,655
Accumulated deficit	(293,542)	(286,247)
Accumulated other comprehensive loss	(18,526)	(13,539)
Total stockholders’ deficit	(171,985)	(159,703)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,214	$216,065

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2005	2004	2003

REVENUE
Equipment and software	$126,676	$137,842	$149,654
Maintenance and other services	218,222	222,884	229,237
	344,898	360,726	378,891
COST OF SALES
Equipment and software	74,986	90,148	98,781
Maintenance and other services	182,422	183,172	182,998
	257,408	273,320	281,779
Gross profit	87,490	87,406	97,112

OPERATING EXPENSES
Product development	8,823	7,768	12,548
Selling, general and administrative	65,112	63,830	60,694
	73,935	71,598	73,242
Income from operations	13,555	15,808	23,870

OTHER INCOME (EXPENSE):
Interest income	710	718	690
Interest expense	(19,166)	(19,098)	(19,473)
Sundry, net	(771)	(1,034)	1,369
	(19,227)	(19,414)	(17,414)
(LOSS) INCOME BEFORE INCOME TAXES	(5,672)	(3,606)	6,456
INCOME TAX EXPENSE (BENEFIT)	1,623	13,621	(11,370)
NET (LOSS) INCOME	(7,295)	(17,227)	17,826
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	—	(4,383)	(3,997)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	$(7,295)	$(21,610)	$13,829

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2005, 2004and 2003

(In thousands, except share data)

	Series		Class				Accumulated
	B		A		Additional		Other
	Preferred	Common	Common	Subscription	Paid in	Accumulated	Comprehensive
	Stock	Stock	Stock	Warrants	Capital	Deficit	Loss	Total
Balance at January 1, 2003	$—	$170	$12	$3,726	$131,035	$(286,846)	$(9,821)	$(161,724)

Foreign currency translation adjustments	—	—	—	—	—	—	1,414	1,414
Net income	—	—	—	—	—	17,826	—	17,826
Minimum pension liability, net of tax	—	—	—	—	—	—	(6,155)	(6,155)
Series A preferred stock dividends	—	—	—	—	(1,268)	—	—	(1,268)
Series B preferred stock dividends	—	—	—	—	(2,285)	—	—	(2,285)
Accretion of discount	—	—	—	—	(444)	—	—	(444)
Balance at December 31, 2003	—	170	12	3,726	127,038	(269,020)	(14,562)	(152,636)

Series B Preferred Stock	10,609	—	—	—	—	—	—	10,609
Foreign currency translation adjustments	—	—	—	—	—	—	1,577	1,577
Net loss	—	—	—	—	—	(17,227)	—	(17,227)
Minimum pension liability, net of tax of $1,336	—	—	—	—	—	—	(554)	(554)
Series A preferred stock dividends	—	—	—	—	(1,359)	—	—	(1,359)
Series B preferred stock dividends	2,911	—	—	—	(2,911)	—	—	—
Accretion of discount	—	—	—	—	(113)	—	—	(113)
Balance at December 31, 2004	$13,520	$170	$12	$3,726	$122,655	$(286,247)	$(13,539)	$(159,703)

Foreign currency translation adjustments	—	—	—	—	—	—	(2,088)	(2,088)
Net loss	—	—	—	—	—	(7,295)	—	(7,295)
Minimum pension liability, net of tax of $1,243	—	—	—	—	—	—	(2,899)	(2,899)
Balance at December 31, 2005	$13,520	$170	$12	$3,726	$122,655	$(293,542)	$(18,526)	$(171,985)

See notes to consolidated financial statements.

BANTEC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Net (Loss) Income	$(7,295)	$(17,227)	$17,826
Foreign currency translation adjustments	(2,088)	1,577	1,414
Increase to minimum pension liability, net of tax	(2,899)	(554)	(6,155)
Total comprehensive (loss) income	$(12,282)	$(16,204)	$13,085

See notes to Consolidated Financial Statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,295)	$(17,227)	$17,826
Adjustments to reconcile to cash flows (used in) provided by operations:
Depreciation and amortization	15,956	15,913	21,096
(Provision) recovery for doubtful accounts	146	(229)	(999)
Deferred income tax expense (benefit)	(2,324)	9,580	(13,796)
Loss on disposition of property, plant and equipment	1,976	978	176
Loss on sale of unconsolidated subsidiary	—	1,280	—
Gain on extinguishment of long-term debt	—	—	(1,129)
Other non-cash items	182	340	(75)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,283)	(6,350)	22,697
(Increase) decrease in inventories	2,268	85	(509)
Decrease in other assets	295	807	2,847
Increase in trade accounts payable	5,729	1,357	231
Decrease in deferred revenue & maintenance contracts deposits	(18,265)	(13,055)	(1,006)
Increase (decrease) in other accrued expenses and liabilities	2,798	818	(7,744)
Cash flows (used in) provided by operating activities	(12,817)	(5,703)	39,615

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,499)	(6,751)	(6,259)
Proceeds from sale of property, plant and equipment	5,086	297	—
(Increase) decrease in restricted cash	851	15,522	(19,490)
Purchase of intangibles	(1,825)	—	—
Purchase of business, net of cash acquired	(3,610)	—	—
Proceeds from sale of unconsolidated subsidiary	—	2,955	—
Cash flows (used in) provided by investing activities	(13,997)	12,023	(25,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of capital lease and financing obligations	(467)	(1,175)	(1,097)
(Payments) proceeds on short-term borrowings, net	(1)	1	—
Debt issuance costs	(70)	(50)	(95)
Payments on long-term borrowing	—	—	(2,752)
Cash flows used in financing activities	(538)	(1,224)	(3,944)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,539)	347	559
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,891)	5,443	10,481
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	47,431	41,988	31,507

CASH AND CASH EQUIVALENTS—END OF YEAR	$18,540	$47,431	$41,988

SUPPLEMENTAL DISCLOSURES OF INFORMATION:
Cash paid during the period for:
Interest	$19,170	$17,774	19,724
Taxes	$1,596	$2,774	1,498

See notes to consolidated financial statements.

BANCTEC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2005, 2004, and 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BancTec, Inc. (BancTec or the Company), a Delaware corporation, is a worldwide provider of comprehensive enterprise content management, image capture devices, infrastructure support services and payment processing solutions. The Company helps customers create business efficiencies through innovative technology and services by combining advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment. These solutions are subsequently maintained and supported by the Company’s service operations. The Company is also a leading provider of personal computer maintenance services for major computer companies, government and corporate customers. See Note M for further discussion of Company business structure.

Principles of Consolidation

The consolidated financial statements include the accounts of BancTec, Inc. and its wholly-owned subsidiaries. The Company accounts for investments in which it does not exercise control (generally ownership of 50% or less) under the equity method of accounting. For investments accounted for under the equity method, during 2003, the Company recorded $0.07 million of earnings in the consolidated statement of operations and received a dividend payment of $0.35 million. During 2004, the Company sold 100% of its investments accounted for under the equity method. Inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Restricted cash at December 31, 2005 of $3.2 million represents cash in escrow from a customer deposit. Restricted cash at December 31, 2004 of $4.1 million represents cash pledged under the terms of the Revolver (Note F).

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an estimate prepared by management based on evaluation of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company analyzes customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods. At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-factor approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other factors. The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture. If any of the factors of the Company’s estimate were to deteriorate, additional reserves may be required. The inventory reserve calculations are reviewed periodically and additional reserves are recorded as deemed necessary. Inventory reserves as of December 31, 2005 and 2004 were $12.6 million and $13.6 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets, as follows:

Field support spare parts	2 to 5 years
Systems and software	3 to 8 years
Machinery and equipment	5 to 7 years
Leasehold improvements	Lessor of 5 to 7 years or the life of the lease
Furniture and fixtures	5 to 7 years
Buildings	40 years

Depreciation expense is reflected in both cost of sales and selling, general and administrative expense. Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $15.7 million, $15.9 million, and $21.1 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company’s investments in non-marketable equity securities are monitored for impairment and are written down to fair value with a change to earnings if a decline in fair value is judged to be other than temporary. During the second quarter of 2004, the Company recorded a write down of approximately $1.5 million to reflect the estimated fair value of $2.7 million in its investment in the stock of Servibanca S.A. (43.4% interest), which was accounted for as an equity investment. The sale of this stock, at a net sales price of $2.7 million was completed in August 2004. The impairment charge of $1.5 million is reflected in Sundry, net in the accompanying consolidated statements of operations for the year ended December 31, 2004.

Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is not amortized but rather is tested at least annually for impairment. The impairment test is based on fair value compared to the recorded value at a reporting unit level. Reporting units are defined as an operating segment or one level below. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (“Income Approach”) and the fair value of a reporting unit as compared to similar publicly traded companies (“Market Approach”). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins, among other factors. The Company performs the annual test for impairment as of December 31, each year. No impairment of goodwill has been deemed necessary for 2005, 2004 or 2003.

Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill.

Components of the Company’s goodwill and other intangibles include amounts that are foreign currency denominated. These goodwill amounts are subject to translation at each balance sheet date. The Company records the change to its Accumulated Other Comprehensive Loss on the accompanying consolidated balance sheet.

On November 15, 2005, the Company completed the acquisition of 100% of the common stock of SDS Applications Limited which included goodwill of $0.5 million and other intangibles of $3.0, both of which are foreign currency denominated (Note D).

Revenue Recognition

The Company derives revenue primarily from two sources: (1) equipment and software sales - systems integration solutions which address complex data and paper-intensive work processes, including advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment, and (2) maintenance and other services - consist primarily of application design, development and maintenance, all aspects of desktop outsourcing, including field engineering, as well as help desk and LAN/WAN network outsourcing.

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, “Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,”  SAB No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

Software and software elements (including equipment, installation and training)

In the case of software arrangements that require significant production, modification, or customization of software, or the license agreements require the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction–Type and Certain Production–Type Contracts,” and applies the completed contract method of accounting. In compliance with the completed contract method under SOP 81-1, revenue is recognized when proof of customer acceptance has been received. In the case of non-software arrangements, the Company applies EITF No. 00-21 where revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with the accounting policies described below. EITF No. 03-5 is applied in determining whether non-software elements are included with the software in applying SOP 97-2.

If the Company cannot account for items included in a multiple-element software or non-software arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer. The Company specifically uses the residual method, under which revenue is recognized on the delivered elements only when the remaining undelivered element is postcontract customer support (PCS).

The Company recognizes hardware and software revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. At the time of the transaction, the Company determines whether the fee associated with revenue transactions is fixed or determinable and whether or not collection is reasonably assured. The Company determines whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are generally 30 days from invoice date, the Company recognizes revenue as the fees are due. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of the fee is not reasonably assured, the Company defers the revenue and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, the Company generally uses either a binding purchase order or signed sales agreement as evidence of an arrangement.

Non-software equipment

The Company recognizes revenue from sales of non-software related equipment and supplies upon delivery and transfer of title or upon customer acceptance.

Postcontract customer support

Maintenance contracts are primarily one year in duration and the revenue generated is generally recognized ratably over the term of the contract.

Maintenance services not classified as postcontract customer support (PCS)

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases, is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed over time or on a “per call” basis. Certain estimates are used in recognizing revenue on a “per call” basis related to breakdown rates, contract types, calls related to specific contract types, and contract periods.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the year ended December 31, 2005, 2004 and 2003 were $8.8 million, $7.8 million and $12.5 million, respectively.

Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return. The Company’s foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

Income taxes are accounted for under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company records valuation allowances related to its deferred income tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive (loss) income. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction (losses) gains for the years ended December 31, 2005, 2004, and 2003 were $ (0.8) million, $0.3 million, and $0.2 million, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk for these instruments are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas.

The Company sells its products to customers under specified credit terms in the normal course of business. These customers’ businesses can generally be classified as banking, personal computer manufacturers, financial services, insurance, healthcare, government agencies, utilities and telecommunications. During 2005, 2004, and 2003, the Company derived 15.5%, 17.4%, and 15.7%, respectively, of revenues from a single customer, Dell. The loss of this revenue could have a material adverse effect on the Company. The revenue from this single source is entirely in the Information Technology and Service Management (“ITSM”) business segment.

The Company currently receives funds in advance for a significant portion of the Company’s services prior to the performance of the services they relate to and management believes this mitigates the related credit risk. Due to the diversity of the Company’s customers, management does not consider there to be a concentration of risk within any single business segment. However, general economic conditions that cause customers in such industries to reduce or delay their investments in products and solutions such as those offered by the Company could have a material adverse effect on the Company.

The Company’s hardware and systems solutions are assembled using various purchased components such as PC monitors,

minicomputers, encoders, communications equipment and other electronic devices. Certain products are purchased from sole- source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. The Company has not experienced, nor does it foresee any significant difficulty in obtaining necessary components or subassemblies; however, if the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries.

Fair Value of Financial Instruments

The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies:

Cash and cash equivalents: Carrying amount approximates fair value due to the short-term nature of the instruments.

Short term borrowings: Carrying amount approximates fair value due to the short-term nature of the instruments.

Senior notes: The Company estimated fair value for 2005 based on an average value of recently completed market trades, resulting in a yield-to-maturity of approximately 28.09%. The number of actual trades is limited; therefore the result may vary if a widely-traded market environment existed.

Sponsor Note: The Company estimated fair value at December 31, 2005, using a yield-to-maturity of approximately 33.09%, based on a premium to the Senior notes discussed above.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2005		2004
	(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$18,540	$18,540	$47,431	$47,431
Restricted cash	3,205	3,205	4,056	4,056
Senior Notes	93,975	66,924	93,975	66,924
Sponsor Note	103,848	61,170	103,848	64,386

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company complies with the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation. In March 2005, the Securities and Exchange Commission issued SAB No. 107, which provides additional implementation guidance for SFAS 123. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the Plan), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.

Incentive Options. During the year ended December 31, 2005 and 2004, the Company granted 640,000 and 1,419,500 incentive options, respectively. Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or not less than 110% of the fair market value in certain circumstances). Options granted in 2003, 2004 and 2005 vest over a four-year period at 25% per year.

Non-qualified stock options. During the year ended December 31, 2005 and 2004 the Company granted -0- and 50,000 non-qualified stock options. Under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant.

At December 30, 2005, with board of directors approval, all stock options were repriced from a previous strike price of $9.25 to a strike price of $2.25. No other provisions of the stock options were modified.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price

Options outstanding–January 1, 2004	524,000	31,760	2.25
Granted	1,419,500	50,000	2.25
Forfeited	(135,500)	(50,000)	2.25
Exercised	—	—
Options outstanding–December 31, 2004	1,808,000	31,760	2.25
Granted	640,000	—	2.25
Forfeited	(72,500)	—	2.25
Exercised	—	—
Options outstanding–December 31, 2005	2,375,500	31,760	2.25

Options and awards expire and terminate the earlier of 10 years from the date of grant or three months after the date the employee ceases to be employed by the Company. The weighted average remaining contractual life of the outstanding options is 8.25 years.

At December 31, 2005, options to purchase 2,375,500 shares were outstanding, of which 560,975 were vested. All options outstanding have an exercise price of $2.25. No options have been exercised.

Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than fair value on the measurement date. All options granted in 2004 and 2005 were issued at or above fair value, and therefore no stock-based compensation was recorded. In addition, at December 30, 2005, when the options were repriced, creating variable plan accounting, no stock-based compensation was recorded in accordance with APB 25, as the repriced options had no intrinsic value on the date of the change. In addition, as of December 31, 2005, the options had no intrinsic value.

The following table illustrates the effect on net income (loss) as if compensation for the Company’s stock option plans had been determined in conformance with SFAS No. 123:

	Year Ended December 31,
	2005	2004	2003

Net income (loss) applicable to common stock, as reported	$(7,295)	$(21,610)	$13,829
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(55)	(17)	—
Pro Forma net income (loss)	$(7,350)	$(21,627)	$13,829

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. During 2005, the Company obtained an independent valuation of the fair value of each stock option grant on the date of grant using the lattice model and the Black-Scholes option-pricing model, both of which yielded approximately the same result. As a result, the Company has revised the compensation expense for all years as determined under SFAS No. 123 in the table above using the Black-Scholes option-pricing model. The current and revised fair value of each stock-option grant was estimated with the following weighted-average assumptions and results:

	Years Ended December 31,
Weighted Average	2005	2004	2003

Risk free interest rate	4.7%	4.1%	5.8%
Expected life	10 years	10 years	10 years
Expected volatility	40.0%	40.0%	40.0%
Fair value of options granted	$0.42	$0.12	$0.14

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. The Company is required to adopt SFAS No. 123(R) in fiscal 2006, beginning January 1, 2006. The Company does not anticipate the adoption of SFAS No. 123R to be material to the statement of condition or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company does not anticipate the adoption of SFAS No. 151 to be material to the statement of condition or results of operations of the Company.

Reclassification

Certain amounts have been reclassified from the prior years to conform to the current year presentation. Restricted cash has been classified into a separate line item on the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The accompanying Consolidated Statements of Operations reflects reclassifications in 2003 and 2004 to conform to the 2005 presentation related to the allocation by the Company of overhead costs between selling, general and administrative expense and cost of sales.

NOTE B – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following non-cash investing and financing transactions:

	Years Ended December 31,
	2005	2004	2003

Capital lease obligation incurred for lease of computer hardware	$165	$287	$2,396
Inventory put in service as fixed assets	1,532	105	1,856
Financing obligation incurred for purchase of computer software	1,860	—	—

NOTE C - RESTRUCTURING

Restructuring. As a part of the Company’s focus on cost efficiency, management has targeted and accrued for ongoing staff reductions. Severance charges are included in the cost of sales, selling, general and administrative and product development expense line items in the accompanying consolidated Statements of operations.

Changes to the Company’s accrued severance liability, included in Other Accrued Expenses and Liabilities in the accompanying consolidated balance sheets, during the years ended December 31, 2003, 2004 and 2005 are summarized as follows:

	US Solutions	ITSM	International	Corp/Elims	Total

Balance at January 1, 2003	$947	$—	$624	$—	$1,571

Severance expense	1,266	666	121	30	2,083
Severance paid	(1,747)	(666)	(689)	(30)	(3,132)
Balance at December 31, 2003	466	—	56	—	522

Severance expense	1,310	949	393	829	3,481
Severance paid	(1,130)	(949)	(444)	(177)	(2,700)
Balance at December 31, 2004	$646	$—	$5	$652	$1,303

Severance expense	329	399	183	301	1,212
Severance paid	(759)	(399)	(121)	(813)	(2,092)
Balance at December 31, 2005	$216	$—	$67	$140	$423

NOTE D - ACQUISITIONS

Purchase Combination

On November 15, 2005, the Company completed the acquisition of 100% of the common stock of SDS Applications Limited for a net purchase price of $3.9 million plus a contingent payment of up to $0.4 million payable over the next two years. This contingent payment is not currently recorded as the liability is not yet probable,  SDS Application Limited provides mortgage and trading software to the commercial market.

The allocation of the net purchase price was as follows (in thousands):

	Value assigned	Life in years

Net working capital	$297	N/A
Property and equipment	115	1 to 5 years
Trade name and trademarks	485	Indefinite
Software	1,640	10 years
Maintenance agreements	408	15 years
Non-compete agreements	232	3 years
Customer relationships	230	8 years
Goodwill	500	Indefinite
	$3,907

These intangibles assets are foreign currency denominated. The amounts are subject to translation at each balance sheet date. The Company records the change to its Accumulated Other Comprehensive Loss on the accompanying consolidated balance sheet.

Intangible assets were allocated to the EMEA segment. Definite life intangible assets are being amortized to cost of product revenue over its estimated useful life. The consolidated financial statements include the operating results of SDS Applications Limited from the date of purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

Asset Purchase

On July 29, 2005, the Company completed the acquisition of certain assets of a product manufacturing enterprise for a net purchase price of $2.4 million, consisting of $0.5 million in non-compete agreements and $1.9 million in property and equipment and other intangibles, primarily customer lists.

NOTE E – INVENTORIES, NET

Inventory consists of the following:

	December 31,
	2005	2004
	(In thousands)
Raw materials	$9,503	$10,181
Work-in-progress	3,305	5,247
Finished goods	19,550	22,677
	32,358	38,105
Less inventory reserves	(12,551)	(13,639)
Inventories, net	$19,807	$24,466

NOTE F - DEBT AND OTHER LIABILITIES

Debt and other obligations consist of the following:

	December 31,
	2005	2004
	(In thousands)
Senior Notes, due 2008	$93,975	$93,975
Revolving Credit Facility	1	1
Senior Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
Financing Arrangement	1,860	—
	199,684	197,824
Less: Current portion	621	1
	$199,063	$197,823

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”). Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 30, 2008. The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million. The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash. At December 31, 2005, the Company had $0.001 million outstanding under the Revolver and no outstanding balance on letters-of-credit. The availability remaining under the Revolver that the Company can draw was $14.7 million at December 31, 2005. A commitment fee of 0.5% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR. Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%). At December 31, 2005, the Company’s weighted average rate on the Revolver was 9.0% under the prime option.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness. Restricted cash at December 31, 2005 of $3.2 million represents cash in escrow from a customer deposit. Restricted cash at December 31, 2004 of $4.1 million represents cash pledged against revolver letter of credit commitments.

The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. Effective December 31, 2004, the Company and Heller amended the loan and security agreement to decrease the minimum fixed charge coverage ratio from 1.1 to 1.0. The Company has experienced recent decreases in its fixed charge coverage ratio which has necessitated amendments to the Revolver agreement with Heller. At December 31, 2005, the Company was in compliance with all covenants under the Revolver.

Senior Notes. The Company’s Senior Notes (the “Senior Notes”) accrue interest at a fixed 7.5% rate which is due and payable in semi-annual installments. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions. During the year ended December 31, 2003, the Company repurchased Senior Notes with a face amount of $3.9 million. The Company wrote off a proportionate share of deferred financing fees, resulting in a gain of approximately $1.1 million, which was reported as Sundry, net in the accompanying consolidated statements of operations for 2003.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The interest payments began September 30, 1999. The Sponsor Note matures on July 22, 2009. As provided under the agreement, however, the Sponsor Note holder, WCAS, elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods resulting in an increase in the Sponsor Note totaling $33.8 million. Such election required a deferred financing fee of 30.0% of each of the interest payments being deferred. The Company accounts for the additional financing fees as a change in the effective interest rate of the debt. WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS has elected not to defer the quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.

Financing Arrangements. During 2005, the Company entered into a financing arrangement for $2.1 million that pertained to computer software. At December 31, 2005, the Company had financing arrangement balances outstanding of $1.9 million, of which $0.6 million was classified as current and $1.3 million was classified as long-term. This arrangement accrues interest at a fixed 8.0% rate. This arrangement is due in three annual installments beginning January 2006.

Capital Leases. During 2004, the Company entered into a capital lease for $0.2 million that pertained to computer hardware. During 2005, the Company entered into an additional capital lease for $0.2 million that pertained to computer hardware. Amounts due under capital leases are recorded as liabilities. The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Consolidated Balance Sheets. Assets under capital lease were $3.9 million and $2.7 million as of December 31, 2005 and 2004, respectively. Amortization of assets recorded under capital leases is included in depreciation expense. The current obligations under capital leases are classified in the Current Liabilities section of the accompanying consolidated balance sheets and the non-current portion of capital leases are included in Other Liabilities. At December 31, 2005, the Company had capital lease balances outstanding of $1.3 million, of which $0.6 million was classified as current and $0.7 million was classified as long-term.

The Company had no outstanding foreign-credit balances as of December 31, 2005.

As of December 31, 2005 the future maturities of debt are as follows:

Year	(In thousands)
2006	$621
2007	596
2008	94,619
2009	103,848
2010	—
Thereafter	—
$199,684

The Company paid cash totaling $19.2 million, $17.8 million, and $19.7 million, for interest during the twelve months ended December 31, 2005, 2004, and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company capitalized no interest costs.

NOTE G – REDEEMABLE PREFERRED STOCK

SERIES A PREFERRED STOCK

In consideration for amending the Company’s credit agreements with its Lenders, in September 2000, the Company issued 100,000 shares of $0.01 par value Series A Preferred Stock to WCAS, its primary owners. In exchange, WCAS contributed an additional $15.0 million in cash to the Company. Dividends on the Series A Preferred accrue quarterly at an annual dividend rate of 7.0% of the then “stated value.”  The “stated value” equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of Directors. The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends of $3,040 million at December 31, 2005. The Company has the right to redeem the Series A Preferred Stock at any time by paying for each share the “stated value” per share as of the redemption date. In addition, upon the occurrence of certain events, as defined, and upon the approval of a majority of the holders of the Series A Preferred Stock, the Company would be required to redeem the shares. Due to the redemption rights at the option of the holder, the Series A Preferred Stock is classified as mezzanine equity. An amendment to the agreement covering the Series A Preferred Stock to remove the mandatory redemption date was approved by the Board of Directors on March 31, 2004. Each share of Series A Preferred Stock includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share. Common stock exercisable by the warrant totals 750,000 shares and may be exercised at any time from the date of purchase.

The Company allocated the proceeds from the Series A Preferred Stock issuance based upon the relative fair-value of the preferred stock and warrants which resulted in recording preferred stock of $11.3 million and warrants of $3.7 million. The related discount was being accreted over a period of 8 years through March 31, 2004, when the mandatory redemption provision was removed from the Series A Preferred Stock.

On November 1, 2002, Intermediate Holding contributed $100,000 to the Company in exchange for 667 shares of Series A Preferred Stock of the Company. These shares do not include warrants.

For the year ended December 31, 2004, accretion of the related discount and accrued but unpaid dividends totaled $1.7 million. Effective January 1, 2005, the Series A Preferred Stock agreement was amended to eliminate the dividends payable on the Series A Preferred Stock. As a result, no dividends were accrued during the year ended December 31, 2005. As of December 31, 2005, the carrying amount of the Series A Preferred Stock was $18.0 million and the stated value per share, including accumulated but unpaid dividends, was $201.32.

SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of $0.01 par value Series B Preferred Stock to its primary owners, WCAS. In exchange, WCAS contributed an additional $5.3 million in cash to the Company. Dividends on the Series B Preferred Stock accrue quarterly at an annual dividend rate of 25.0% of the then “Stated Value.” The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. Dividends are paid when declared by the Company’s Board of

Directors. The aggregate liquidation preference/redemption value at December 31, 2005 and 2004, is $13.5 million, including accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred Stock at any time by paying for each share the Stated Value per share as of the redemption date. At December 31, 2003, the Series B Preferred Stock was classified as temporary equity as the preferred security holders comprised fifty percent of the Board of Directors. On March 31, 2004, a seventh member was elected to the Board of Directors who is not a preferred security holder. As a result, the preferred security holders no longer control the Board of Directors and the Series B Preferred Stock was then classified as part of permanent equity. Each share of Series B Preferred Stock is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments (for anti-dilution). The Company is required to keep available approximately 640,000 common shares for issuance upon conversion of all outstanding shares of Series B Preferred Stock.

For the year ended December 31, 2004, accrued but unpaid dividends totaled $2.9 million. Effective January 1, 2005, the Series B Preferred Stock agreement was amended to eliminate the dividends payable on the Series B Preferred Stock. As a result, no dividends were accrued during the year ended December 31, 2005. As of December 31, 2005, the stated value per share of the Series B Preferred, including accumulated but unpaid dividends, was $380.63.

NOTE H - OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)
Salaries, wages and other compensation	$11,903	$10,081
Accrued taxes, other than income taxes	4,376	4,868
Accrued interest payable	3,200	3,204
Accrued invoices and costs	1,586	1,191
Other	10,228	15,033
	$31,293	$34,377

NOTE I - TAXES

The income tax expense (benefit) on net (loss) income consists of the following:

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$184	$(42)	$(1,014)
State	(406)	153	163
Foreign	4,169	3,930	3,277
Total current	3,947	4,041	2,426

Deferred:
Federal	—	8,919	(9,000)
State	—	81	—
Foreign	(2,324)	580	(4,796)
Total deferred	(2,324)	9,580	(13,796)
	$1,623	$13,621	$(11,370)

The difference between the income tax provision on net (loss) income computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

	Years Ended December 31,
	2005	2004	2003

Provision (benefit) at U.S. statutory rate of 35% for all periods	$(1,985)	$(1,262)	$2,259
Increase in tax expense resulting from:
Impact of foreign and Puerto Rico income tax rate	13	203	(236)
State income tax, net of federal income tax benefit	(333)	109	(9)
Change in valuation allowance	1,490	9,695	(12,336)
Permanent differences	2,577	4,669	147
Other, net	(139)	207	(1,195)
	$1,623	$13,621	$(11,370)

The Company paid cash totaling $1.6 million, $2.8 million, and $1.5 million for income taxes during the years ended December 31, 2005, 2004 and 2003, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
	(In thousands)
Gross deferred tax assets:
Net operating losses	$56,687	$47,335
AMT credit carryforwards	101	101
Inventory reserves	4,671	4,948
Receivable allowance	292	205
Intangible assets previously deducted	—	905
Deferred revenues	10,183	15,450
Deferred compensation	3,045	2,639
Foreign timing differences, net	9,059	9,088
Depreciation	3,761	—
Other	2,975	5,723
Total gross deferred tax asset	90,774	86,394

Gross deferred tax liability:
Depreciation	—	(1,352)
Intangible assets previously deducted	(506)	—
Total gross deferred tax liability	(506)	(1,352)
Deferred tax asset valuation reserve	(78,832)	(76,184)
Net deferred tax asset	$11,436	$8,858

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future. The need for a valuation allowance on deferred tax assets is evaluated on a jurisdiction by jurisdiction bases. As a result, certain of the foreign subsidiaries deferred tax assets are not reserved with a valuation allowance due to their history of profitability.

Components of the valuation allowance are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Valuation allowance at beginning of year	$76,184	$63,874	$75,735
(Decrease) increase in valuation allowance	(2,602)	10,305	(13,796)
Tax deductible loss	5,187	1,612	1,457
Other	63	393	478
Valuation allowance at end of year	$78,832	$76,184	$63,874

Company’s effective tax rate was (28.6%), (377.7%), and 176.1% for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company’s foreign and domestic net operating loss carryforwards of $149.4 million expire as follows: $5.5 million in the period from 2006 through 2007, $0.2 million in the period from 2014 through 2019, $113.0 million in the period from 2020 through 2027, and $30.7 million with no expiration.

Components of net (loss) income before income tax expense (benefit) are as follows:

	Years Ended December 31,
	2005	2004	2003

United States	$(20,400)	$(16,441)	$(5,788)
Foreign	14,728	12,835	12,244
Net (loss) income	$(5,672)	$(3,606)	$6,456

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $17.0 million, $17.7 million, and $25.5 million, at December 31, 2005, 2004 and 2003, respectively. No taxes have been provided on the undistributed earnings as they are considered to be permanently reinvested.

In October 2004, the Jobs Creation Act was enacted. One of the provisions of this act provides a deduction for income from qualified domestic production activities (“qualified production income” or QPI). The deduction, which cannot exceed 50 percent of annual wages paid, is phased in as follows: 3 percent of QPI in 2005-2006, 6 percent in 2007-2009, and 9 percent in 2010 and thereafter. The Jobs Creation Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales with a 20 percent phase-out in 2005, 40 percent in 2006 and 100 percent thereafter. The impact on the Company’s tax rate of the new manufacturing deduction at a fully phased-in rate of 9 percent is not anticipated to have a material impact on the statement of condition or results of operations.

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Creation Act. As of December 31, 2005, the Company does not plan to apply the 85 percent dividends received deduction for any repatriated accumulated income.

As a matter of course, the Company is regularly examined by federal, state and foreign tax authorities. Although the results of these examinations are uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on the Company’s financial statements.

NOTE J - EMPLOYEE BENEFIT PLANS

US 401K Plan

The Company’s Employees’ Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. Beginning in February 2001, the Company’s 401(k) Plan changed to match 50.0% of the participants’ qualifying total pre-tax contributions, up to a maximum that is tied to the Company’s achievement of certain financial objectives. No amounts were expensed under the plan for the years ended December 31, 2005, 2004 and 2003, as no matching contributions were made in these years.

UK Pension Plan

The Company’s subsidiary in the United Kingdom provides pension benefits to retirees and eligible dependents. Employees eligible for participation include all full-time regular employees who are more than three years from retirement. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accounts for this plan under SFAS No. 87, “Employers’ Accounting for Pensions.”  The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan.

The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension fund.

	Years Ended December 31,
	2005	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$35,784	$26,856	$14,032
Service cost	877	446	465
Interest cost	1,870	1,586	915
Participant’s contributions	618	728	497
Actuarial loss	9,102	3,975	8,498
Amendments	—	—	92
Benefits paid	(377)	(108)	(123)
Foreign-exchange rate changes	(4,347)	2,301	2,480
Benefit Obligation at end of year	43,527	35,784	26,856

Change in Plan Assets
Estimated fair value of plan assets at beginning of year	17,443	13,434	8,678
Actual return on plan assets	3,736	990	2,123
Employer contribution	1,482	1,269	990
Employee contribution	618	728	497
Benefits paid	(377)	(108)	(123)
Foreign-exchange rate changes	(2,094)	1,130	1,269
Estimated fair value of plan assets at end of year	20,808	17,443	13,434

	Years Ended December 31,
	2005	2004	2003

Funded status	(22,719)	(18,341)	(13,422)
Unrecognized actuarial loss	17,136	12,994	8,541
Accrued benefit cost	$(5,583)	$(5,347)	$(4,881)
Weighted-average assumptions as of December 31
Discount Rate	4.75%	5.55%	5.80%
Expected asset return	6.20%	6.20%	7.60%
Rate of compensation increase	2.50%	2.60%	2.50%

The components of the net periodic benefit cost are as follows:

	Years Ended December 31,
	2005	2004	2003

Service Cost	$877	$446	$465
Interest Cost	1,870	1,586	915
Expected return on plan assets	(1,070)	(1,095)	(655)
Amortization of transition amount	—	—	280
Amortization of prior service cost	—	—	92
Recognized actuarial loss	638	431	49
Net periodic benefit cost	$2,315	$1,368	$1,146

The net pension liability at December 31, 2005 and 2004 was $22.7 million and $18.3 million, respectively. This liability is classified in Other Liabilities in the accompanying consolidated balance sheets. The increase in minimum liability included in other comprehensive loss for the years ended December 31, 2005, 2004 and 2003 was $4.1 million, $1.9 million, and $6.2 million respectively.

The weighted average asset allocations for the Company’s defined benefit plans at December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004

Domestic and overseas equities	65.1%	69.4%
UK government bonds	18.0%	15.4%
Corporate bonds	16.9%	15.2%
Cash	—	—
Total	100.0%	100.0%

The Company’s investment policy related to the defined benefit plans is to continue to increase the percentage of its funds held in government gilts and highly rated bonds as a means to reduce the overall risk of assets held in the funds and to better balance the allocation of fund assets. No specific targeted allocation percentages have been set by category, but are at the direction and discretion of the plan trustees. During 2005, all contributions made to the fund were in these categories.

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $2.0 million to the pension plan during 2006, based on current plan provisions.

Pension benefit payments expected to be paid to plan participants are as follows:

Year	(In Thousands)

2006	$227
2007	249
2008	274
2009	310
2010	377
2011-2015	3,274
Total	$4,711

Executive Deferred Compensation Plan

The Company has individual arrangements with seven former executives in the U.S. which provide for fixed payments to be made to each individual beginning at age 65 and continuing for 20 years. This is an unfunded plan with payments to be made from operating cash of the Company. The weighted average discount rate used as of December 31, 2005 and 2004 was 5.25% and 7.5%, respectively. Benefit payments of $0.2 million were made during each of the years ended December 31, 2005 and 2004, respectively. The expense for the year ended December 31, 2005 was $0.9 million, a portion of which related to the change in discount rate. The balance of this obligation is $4.2 million and $3.3 million as of December 31, 2005 and 2004, respectively, and is classified in Other Liabilities in the accompanying consolidated balance sheets.

NOTE K - WARRANTY LIABILITY

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying consolidated balance sheet during the year ended December 31, 2004 and 2005 are summarized as follows:

(In thousands)
Balance at January 1, 2003	$139

Warranties issued	199
Claims paid/settlements	(159)
Changes in liability for pre-existing warranties	—

Balance at December 31, 2003	$140

Warranties issued	199
Claims paid/settlements	(159)
Changes in liability for pre-existing warranties	—
Balance at December 31, 2004	$180

Warranties issued	208
Claims paid/settlements	(205)
Changes in liability for pre-existing warranties	—
Balance at December 31, 2005	$183

NOTE L - COMMITMENTS AND CONTINGENCIES

Leases. The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2010. Total Company rent expense for the years ended December 31, 2005, 2004, and 2003 was $6.5 million, $8.4 million, and $7.9 million, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

Year	(In thousands)

2006	$5,645
2007	3,710
2008	2,378
2009	1,013
2010	553
Thereafter	1,288
$14,587

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

NOTE M - BUSINESS SEGMENT DATA

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management has chosen to structure the organization around product lines and geography.

In 2005, the Company reported its operations as three primary segments, Americas, EMEA, and ITSM. The operations of Americas and EMEA include manufacturing and supplies, maintenance of Company-manufactured and related products, integrated systems, BancTec software products sold through Plexus Software (“Plexus”), a division of BancTec, and business processing outsourcing services. The ITSM operations include personal computer repair services and administration of third-party extended-service contracts in the United States, Canada and Europe.

Americas and Europe, Middle East and Asia. Americas and EMEA offer similar systems-integration and business-process solutions and services and market to similar types of customers. The solutions offered primarily involve high-volume transaction processing using advanced technologies that capture, process and archive paper and electronic documents. The Company’s powerful, high-volume integrated systems deliver important benefits to some of the world’s largest credit card companies and major banks. In addition, these segments provide their products and services to other customers, including financial services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and retail companies. The Company combines its extensive business application knowledge with a full range of software and equipment offerings for complex transaction processing environments. The Company’s integrated systems generally incorporate advanced applications software developed by the Company and by third parties. These solutions may also include hardware developed and manufactured by the Company as well as by third parties. Key applications provided by Americas and EMEA focus around the following process services and solutions: (1) Enterprise Content Management, (2) Image Capture, (3) Payment Processing, and (4) Support and Managed Services.

Information Technology Service Management. ITSM provides quality integrated support services to the evolving Information Technology industry, with focused deployment and ongoing support solutions for the OEM, Enterprise and Fortune marketplaces. ITSM provides coverage in North America and Europe, and customers include OEM providers, defense and aerospace companies, strategic outsourcing organizations, and consumer electronics manufacturers.

For the years ended December 31, 2005, 2004 and 2003, a single customer accounted for 19.7%, 17.4%, and 15.7%, respectively, of the total revenue of the Company.

Whenever possible, the Company uses market prices to determine inter-segment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.

In 2003 and 2004, the Company reported its operations in three segments, U.S. Solutions (“USS”), which included all operations of Americas with the exception of Canada, International Solutions (“INTL”), which included all operations of EMEA plus Canada, and Computer and Network Services (“CNS”), which included all operations of ITSM. The 2003 and 2004 segment information has been conformed to the 2005 presentation.

Table 1—New Segments

	Americas	Information Technology Service Management	Europe, Middle East, and Asia	Corp/Elims	Total

For the year ended December 31, 2005

Revenue from external customers	$114,805	$126,143	$103,950	$—	$344,898
Intersegment revenues	6,910	—	5,958	(12,868)	—
Segment gross profits	41,175	10,041	36,411	(137)	87,490
Segment operating income (loss)	19,921	4,478	11,626	(22,470)	13,555
Segment identifiable assets	88,275	28,977	44,042	35,920	197,214
Capital appropriations	3,869	3,051	3,870	8,366	19,156

For the year ended December 31, 2004

Revenue from external customers	$122,505	$127,061	$111,160	$—	$360,726
Intersegment revenues	6,191	—	5,555	(11,746)	—
Segment gross profits	36,190	15,359	36,471	(614)	87,406
Segment operating income (loss)	11,905	5,852	12,014	(13,963)	15,808
Segment identifiable assets	83,600	25,552	50,553	56,360	216,065
Capital appropriations	2,153	2,088	1,725	1,286	7,252

For the year ended December 31, 2003

Revenue from external customers	$152,611	$128,209	$98,071	$—	$378,891
Intersegment revenues	3,663	—	5,735	(9,398)	—
Segment gross profits	42,339	22,788	31,687	298	97,112
Segment operating income (loss)	13,764	12,858	9,825	(12,577)	23,870
Segment identifiable assets	86,741	21,116	53,101	78,557	239,515
Capital appropriations	2,638	1,607	3,431	2,443	10,119

NOTE N - GEOGRAPHIC OPERATIONS

The Company operates in the following geographic areas: the United States, the UK, and other international areas consisting primarily of Canada, France, Sweden, Germany, and the Netherlands. Inter-area sales to affiliates are accounted for at established transfer prices.

Sales to unaffiliated customers and affiliates for the years ended December 31, 2005, 2004 and 2003, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:

	United States	United Kingdom	Other International	Eliminations	Consolidated
Year ended December 31, 2005
Sales to unaffiliated customers	$215,939	$55,778	$73,181	$—	$344,898
Inter-area sales to affiliates	7,132	3,276	2,460	(12,868)	—
Long-lived assets other than deferred taxes	92,601	8,248	7,828	(27,974)	80,703

Year ended December 31, 2004
Sales to unaffiliated customers	$234,908	$60,625	$65,193	$—	$360,726
Inter-area sales to affiliates	8,326	3,111	309	(11,746)	—
Long-lived assets other than deferred taxes	97,409	3,185	7,826	(27,888)	80,532

Year ended December 31, 2003
Sales to unaffiliated customers	$273,474	$51,881	$53,536	$—	$378,891
Inter-area sales to affiliates	7,521	1,281	596	(9,398)	—
Long-lived assets other than deferred taxes	112,639	3,882	3,893	(24,206)	96,208

NOTE O - SUMMARIZED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2005
	Q1	Q2	Q3	Q4	Total

Revenue	$88,635	$84,434	$80,837	$90,992	$344,898
Gross profit (loss)	24,211	20,962	21,004	21,313	87,490
Net income (loss)	(1,444)	(4,988)	(3,065)	2,202	(7,295)

	Year Ended December 31, 2004
	Q1	Q2	Q3	Q4	Total

Revenue	$89,084	$99,819	$83,117	$88,706	$360,726
Gross profit (loss)	21,103	26,125	17,946	22,232	87,406
Net income (loss)	(792)	(1,679)	(3,449)	(11,307)	(17,227)

NOTE P - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss is as follows:

	Years Ended December 31,
	2005	2004	2003
Foreign-currency translation adjustments	$(6,531)	$(4,443)	$(6,020)
Minimum pension liability, net of tax	(11,995)	(9,096)	(8,542)
Accumulated Other Comprehensive Loss	$(18,526)	$(13,539)	$(14,562)

For the year ended December 31, 2005, other comprehensive loss consisted of foreign-currency translation adjustments related to the Company’s international operations (a loss of $2.1 million) and an increase to the minimum pension liability, net of tax, related to the Company’s subsidiary in the United Kingdom ($2.9 million).

NOTE Q – RELATED PARTY TRANSACTIONS

Welsh, Carson, Anderson & Stowe (“WCAS”) is the majority shareholder of Headstrong Corp., who in turn owns 100% of Metamor, Inc., a company that provides ERP consulting services. The Company paid Metamor approximately $1.7 million in fiscal year 2005 as consulting fees for ERP software implementation. This agreement is similar to consulting agreements the Company enters into from time to time with other providers of consulting services. The Company believes the terms are no less favorable to BancTec than what are offered by Metamor to other large customers. The Company’s Board of Directors has approved this arrangement.

The Company also holds the Sponsor Note payable to WCAS in the amount of $103,848 which matures on July 22, 2009. This note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The Company paid total interest during fiscal year 2005 of $10,385.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, December 31, 2005, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. In addition, the disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within 90 days of December 31, 2005, and such information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. The Company will continue to evaluate disclosure controls on an ongoing basis.

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the fourth quarter of 2005.

ITEM 9B. OTHER INFORMATION

Revolving Credit Facility. Effective March 31, 2006, the Company and Heller Financial, Inc. (“Heller”) entered into an amendment to extend the Termination Date of the revolving credit facility (the “Revolver”) from May 31, 2006 to May 1, 2008 (Ninth Amendment to Loan and Security Agreement included as Exhibit 10.19). Under the amendment, the Revolver has a committed amount of $40 million and a letter-of-credit sub-limit of $10 million. Funds availability is increased under the amended Revolver with the inclusion of a specified percentage of the appraisal value of the Company’s real estate and machinery and equipment to the borrowing-base formula. The commitment fee of 0.5% per annum on the unused portion of the Revolver is reduced to 0.375% per annum, payable monthly.

Under the amendment effective March 31, 2006, the interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.25% per annum over prime or (2) 1.75% per annum over LIBOR. In the event of default, the loans, at the election of the lender, bear interest at a rate per annum equal to 2.00% above the base rate (0.25% plus prime).

Under the amendment effective March 31, 2006, in the event that the Company’s average availability under the Revolver falls below $15 million, the Company must maintain a minimum fixed charge coverage ratio for a twelve calendar month period, calculated on fiscal quarter ending dates. If the average availability under the Revolver were to fall below $15 million, the Company must maintain minimum fixed charge coverage ratios of 0.60 to 1.00 for the fiscal period ending June 30, 2006, 0.80 to 1.00 for the fiscal period ending September 30, 2006, 0.90 to 1.00 for the fiscal period ending December 31, 2006, and building to a fixed charge coverage ratio of 1.10 to 1.00 for the fiscal period ending December 31, 2007 and thereafter.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF BANCTEC, INC.

The following table sets forth the names, ages, and positions of each of the directors and executive officers of the Company as of March 31, 2006.

The Board of Directors elects executive officers annually. No family relationships exist among the directors or executive officers of the Company. Except for traffic offenses or other minor offenses, no director or executive officer has been convicted or named in a criminal proceeding during the past five years.

Name	Age	Position

J. Coley Clark	60	President and Chief Executive Officer
Jeffrey D. Cushman	44	Senior Vice President and Chief Financial Officer
Robert A. Minicucci	53	Chairman of the Board and Director
Gary J. Fernandes	62	Director
Eric J. Lee	34	Director
Sanjay Swani	39	Director

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

Audit Committee

On March 31, 2006, the Audit Committee consisted of Sanjay Swani, Eric J. Lee, and Gary J. Fernandes. No member of the Audit Committee was an officer of the Company. No member of the Audit Committee was formerly an officer of the Company.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and controller. The Code is posted on the Company’s website at www.banctec.com. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for directors or executive officers of the Company will be disclosed in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation earned during the fiscal years ended December 31, 2005, 2004 and 2003, by the Company’s Chief Executive Officer and each of the Company’s other most highly compensated executive officers earning in excess of $100,000 per year (based upon salary and bonus earned during the fiscal year ended December 31, 2005).

				Long Term Compensation Awards
					Securities
		Annual Compensation		Restricted	underlying	All Other
	Fiscal		Bonus	Stock	options	Compensation
Name and Principal Position(s)	Year	Salary($)	($) (1)	Awards($)	(#) (2)	($) (3)

J. Coley Clark	2005	451,156	107,000	0	0	0
President and Chief	2004	128,077	0	0	1,050,000	0
Executive Officer	2003	0	0	0	0	0

Jeffrey D. Cushman	2005	273,378	156,173	0	100,000	0
Senior Vice President and	2004	46,154	0	0	0	0
Chief Financial Officer	2003	0	0	0	0	0

Craig D. Crisman (4)	2005	0	0	0	0	573,663
President and Chief	2004	369,630	134,215	0	0	157,289
Executive Officer	2003	450,000	158,063	0	0	0

Brian R. Stone (5)	2005	70,916	0	0	0	179,761
Senior Vice President and	2004	336,415	22,679	0	0	0
Chief Financial Officer	2003	325,000	114,156	0	0	0

(1)          Reflects bonus earned during each fiscal year.

(2)     Amount represents options to purchase 1,050,000 shares of the Company’s common stock granted September 14, 2004 and options to purchase 100,000 shares of the Company’s common stock granted January 1, 2005.

(3)          Includes cash compensation received for severance payments to Mr. Crisman and Mr. Stone (2004 and 2005).

(4)          Mr. Crisman served as President and Chief Executive Officer from May 2001 to September 2004 and Director from

September 2004 to April 7, 2005.  Mr. Crisman terminated employment effective September 9, 2004.

(5)          Mr. Stone served as Senior Vice President and Chief Financial Officer from May 2001 to February 2005.  Mr. Stone terminated employment effective February 18, 2005.

Option Grants in 2005

During 2005, Mr. Cushman was granted a total of 100,000 options.

Aggregated Option Exercises in 2005 and Fiscal Year-End Option Values

No options were exercised by any named executive officer in 2005.  The following table provides information related to the number and value of options held by the named executive officers at the end of 2005.

	Shares	Value	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In- the-Money Options at Fiscal Year-End
Name	Acquired on Exercise (#)	Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
J. Coley Clark	0	0	262,500	787,500	0	0
Jeffrey D. Cushman	0	0	0	100,000	0	0
Craig D. Crisman	0	0	0	0	0	0
Brian R. Stone	0	0	0	0	0	0

Compensation of Directors

The Company has no standard arrangements under which director’s receive compensation, and no directors fees were paid during 2005.

Employment Agreements

The Company does not have any employment agreements with any named officers.

Compensation Committee and Option Committee Interlocks and Insider Participation

From January 1, 2003 through December 31, 2005, the Compensation Committee was composed of Robert A. Minicucci.

From January 1, 2003 through December 31, 2005, the Option Committee was composed of Robert A. Minicucci.

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

Long-Term Incentive Awards.  Under the 2000 Plan, stock options are awarded based on an individual’s level of responsibility within his or her area, such individual’s executive development potential and competitive market norms. Options granted under the 2000 Plan are granted at no greater than the fair market value of the stock on the date of grant.

2005 Total Compensation for the Chief Executive Officer.  J. Coley Clark. When Mr. Clark became the company’s Chief Executive Officer in September 2004, the Committee designed a compensation plan which was consistent with that provided to the company’s other executive officers. Although a significant portion of Mr. Clark’s potential future compensation consists of bonus plan payments based on company performance, the Committee did not rely entirely on predetermined formulas or a limited set of criteria when it determined the compensation of the company’s Chief Executive Officer.

The Committee designed a compensation package for Mr. Clark that provided a competitive salary with the potential of significant bonus plan compensation in the event the company performed well under his leadership. For 2005, Mr. Clark’s annual salary level as Chief Executive Officer was $450,000 with bonus compensation earned but not yet paid in 2005 of $107,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2006 regarding the ownership of Common Stock, Class A Common Stock, and Preferred Stock of: (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the named class of Stock; (2) each director of the Company; (3) each executive officer named in the Summary Compensation Table; and (4) all executive officers and directors of the Company as a group. Percentage of ownership is based on 17,003,838 shares of Common Stock and 1,181,946 shares of Class A Common Stock (both issued and outstanding at March 15, 2006), 100,667 shares of Series A Preferred Stock (Preferred A), and 35,520 shares of Series B Preferred Stock (Preferred B) outstanding as of March 15, 2006.   The assumed exercise of the Series A Preferred warrants (“Series A Warrants”) and the assumed conversion of the Series B Preferred (“Series B Conversion Rights”) results in 750,000 and 640,000 additional shares, respectively, of Common Stock. Additionally, the assumed exercise of options results in 185,150 additional shares of Common Stock. Included in the Number of Shares Beneficially Owned are shares attributable to stock options, stock warrants, and conversion rights that are exercisable as of, or will be exercisable within 60 days after, March 15, 2006.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Welsh, Carson, Anderson & Stowe is the majority shareholder of Headstrong Corp., who in turn owns 100% of Metamor, Inc., a company that provides ERP consulting services. The Company paid Metamor approximately $1.7 million in fiscal year 2005 as consulting fees for ERP software implementation.  This agreement is similar to consulting agreements the Company enters into from time to time with other providers of consulting services. The Company believes the terms are no less favorable to BancTec than what are offered by Metamor to other large customers. The Company’s Board of Directors has approved this arrangement.

The Company also holds the Sponsor Note payable to WCAS in the amount of $103,848 which matures on July 22, 2009.  This note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The Company paid total interest during fiscal year 2005 of $10,385.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche, LLP and their respective affiliates (collectively, the “D&T Entities”) were retained as the company’s independent auditors for the 2005 fiscal year. The following table presents the aggregate fees billed by the D&T Entities, for services provided during 2005:

2005 (3)(4)
(in thousands)
Audit Fees (1)	$760
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$760

KPMG LLP, and their respective affiliates (collectively, the “KPMG Entities”) were retained as the company’s independent auditors for the 2004 fiscal year. The following table presents the aggregate fees billed by the KPMG Entities, for services provided during 2005 and 2004:

	2005 (3)(4)	2004 (3)(4)
	(in thousands)
Audit Fees (1)	$349	$832
Audit-Related Fees	—	—
Tax Fees (2)	23	517
All Other Fees	—	—
Total	$372	$1,349

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

(4)

The Audit Committee approves in advance all audit services, audit-related services and tax-related services provided by the Company’s independent public accountants. Pursuant to the pre-approval policy adopted by the Board of Directors in 2003, the Audit Committee also approves all other services provided by the independent public accountants in advance on a case-by-case basis. All engagements of the independent public accountants in 2004 and 2005 were pre-approved pursuant to the policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          (1) and (2) Financial Statements: See Index to Financial Statements and Schedules.

(b)         Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated November 7, 2005 regarding the termination of KPMG, LLP as the Company’s independent auditor.

The Company filed a Current Report on Form 8-K dated December 20, 2005 regarding the appointment of Deloitte & Touche, LLP as the Company’s independent auditor.

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

10.16 — Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock, dated March 31, 2004, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.17 – Loan and Security Agreement—Waiver and Consent, dated as of August 9, 2004, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.18 – Loan and Security Agreement – December 31, 2004 Amendment to Paragraph B of Financial Covenants Rider to Loan and Security Agreement, dated as of December 31, 2004, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.19 – Ninth Amendment to Loan and Security Agreement, dated as of March 31, 2006, between Heller Financial, Inc. and BancTec, Inc.

21.1 — Subsidiaries of Registrant

31.1 — Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2 — Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1 – Certificate of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act.

32.2 – Certificate of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act.

SCHEDULE II

BANCTEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(000’s)

Column A	Column B	Column C	Column D		Column E
Allowance for Doubtful Accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions (a)		Balance at end of period

Year ended December 31, 2005	$931	$146	$33	(a)	$1,110
Year ended December 31, 2004	1,126	(229)	34	(a)	931
Year ended December 31, 2003	2,216	(999)	(91	)(a)	1,126

(a)          (Write-off) recoveries of uncollectible accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/	J. Coley Clark
J. Coley Clark
President and Chief Executive Officer

Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Coley Clark	President and Chief Executive	April 17, 2006
J. Coley Clark	Officer (Principal Executive
Officer); and Director

/s/ Jeffrey D. Cushman	Senior Vice President, Chief	April 17, 2006
Jeffrey D. Cushman	Financial Officer, and Treasurer
(Principal Accounting Officer);
and Director

/s/ Robert A. Minicucci	Chairman of the Board and	April 17, 2006
Robert A. Minicucci	Director

/s/ Eric J. Lee	Director	April 17, 2006
Eric J. Lee

/s/ Gary J. Fernandes	Director	April 17, 2006
Gary J. Fernandes

/s/ Sanjay Swani	Director	April 17, 2006
Sanjay Swani