Form 10-Q
period 2006-03-31
BANCTEC INC
filed 2006-05-24
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number 0-9859

BANCTEC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-1559633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 E. Grauwyler Road, Irving, Texas 75061
(972) 821-4000
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	May 15, 2006
Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

BancTec, Inc.

Quarterly Report

on

Form 10-Q

Three Months Ended March 31, 2006

PART I

ITEM 1. Financial Statements                            FINANCIAL INFORMATION

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$11,860	$18,540
Restricted cash	2,434	3,205
Accounts receivable, less allowance for doubtful accounts of $1,200 and $1,110 at March 31, 2006 and December 31, 2005	60,081	58,020
Inventories, net	22,839	19,807
Prepaid expenses	8,536	5,488
Other current assets	1,069	1,115
Total current assets	106,819	106,175

PROPERTY, PLANT AND EQUIPMENT, net	31,037	29,924

OTHER ASSETS:
Goodwill	41,973	41,973
Other intangible assets, less accumulated amortization of $531 and $297 at March 31, 2006 and December 31, 2005	4,825	5,018
Deferred income tax benefit	10,224	10,336
Other assets	3,940	3,788
Total other assets	60,962	61,115

TOTAL ASSETS	$198,818	$197,214

CURRENT LIABILITIES:
Current obligations under capital leases, financing arrangements and revolver	$4,289	$1,095
Trade accounts payable	18,603	19,870
Other accrued expenses and liabilities	34,008	31,293
Deferred revenue	25,410	21,505
Maintenance contract deposits	34,121	33,453
Income taxes payable	5,546	4,947
Total current liabilities	121,977	112,163

OTHER LIABILITIES:
Long-term debt	198,466	199,063
Non-current maintenance contract deposits	9,241	11,466
Pension liability	22,719	22,719
Other non-current liabilities	5,607	5,748
Total other liabilities	236,033	238,996

Total liabilities	358,010	351,159
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK – issued and outstanding, 100,667 shares at March 31, 2006 and December 31, 2005	18,040	18,040

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at March 31, 2006 and December 31, 2005 Series B preferred stock - issued and outstanding, 35,520 shares at March 31, 2006 and December 31, 2005	13,520	13,520
Common stock authorized, 21,800,000 shares of $0.01 par value at March 31, 2006 and December 31, 2005:
Common stock-issued and outstanding 17,003,838 shares at March 31, 2006 and December 31, 2005	170	170
Class A common stock-issued and outstanding 1,181,946 shares at March 31, 2006 and December 31, 2005	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,715	122,655
Accumulated deficit	(299,051)	(293,542)
Accumulated other comprehensive loss	(18,324)	(18,526)
Total stockholders’ deficit	(177,232)	(171,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$198,818	$197,214

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
REVENUE
Equipment and software	$30,412	$34,411
Maintenance and other services	59,266	54,224

	89,678	88,635
COST OF SALES
Equipment and software	17,865	20,225
Maintenance and other services	52,934	44,199

	70,799	64,424

Gross profit	18,879	24,211

OPERATING EXPENSES
Product development	1,762	2,251
Selling, general and administrative	16,578	17,044

	18,340	19,295

Income from operations	539	4,916

OTHER INCOME (EXPENSE):
Interest income	90	227
Interest expense	(4,821)	(4,759)
Sundry, net	—	(476)

	(4,731)	(5,008)

LOSS BEFORE INCOME TAXES	(4,192)	(92)
INCOME TAX EXPENSE	1,317	1,352

NET LOSS	(5,509)	(1,444)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,509)	$(1,444)
Adjustments to reconcile net loss to cash flows used in operations:
Depreciation and amortization	4,253	3,571
Provision for doubtful accounts	98	(88)
Deferred income tax expense	166	132
Loss on disposition of property, plant and equipment	86	482
Other non-cash items	114	23
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,886)	(6,697)
(Increase) decrease in inventories	(2,938)	703
Increase in other assets	(2,977)	(1,187)
(Decrease) increase in trade accounts payable	(1,320)	812
Increase (decrease) in deferred revenue & maintenance contracts deposits	2,330	(8,711)
Increase in other accrued expenses and liabilities	2,988	2,716
Cash flows used in operating activities	(4,595)	(9,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,198)	(1,789)
Decrease in restricted cash	771	2,255
Cash flows (used in) provided by investing activities	(4,427)	466

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of capital lease and financing obligations	(713)	(215)
Proceeds (payments) on revolver, net	3,199	(1)
Debt issuance costs	(200)	—
Cash flows provided by (used in) financing activities	2,286	(216)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	56	(127)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,680)	(9,565)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	18,540	47,431

CASH AND CASH EQUIVALENTS—END OF PERIOD	$11,860	$37,866

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid during the period for:
Interest	$2,668	$2,737

Taxes	$790	$446

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

The accompanying unaudited condensed consolidated balance sheet at March 31, 2006, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended March 31, 2006 and 2005, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less. Restricted cash at March 31, 2006 of $2.4 million and at December 31, 2005 of $3.2 million represents cash in escrow from a customer deposit.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Depreciation expense is reflected in both cost of sales and selling, general and administrative expense. Depreciation expense for the three months ended March 31, 2006 and 2005 was $4.0 million and $3.6 million, respectively.

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

Software and software elements (including equipment, installation and training)

In the case of software arrangements that require significant production, modification, or customization of software, or the license agreements require the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts,” and applies the completed contract method of accounting. In compliance with the completed contract method under SOP 81-1, revenue is recognized when proof of customer acceptance has been received. In the case of non-software arrangements, the Company applies EITF No. 00-21 where revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with the accounting policies described below. EITF No. 03-5 is applied in determining whether non-software elements are included with the software in applying SOP 97-2.

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

Maintenance services not classified as postcontract customer support (PCS)

The Company’s services revenue is primarily billed based on contractual rates and terms, and the Company generally recognizes revenue as these services are performed which, in some cases, is ratably over the contract term. Certain customers advance funds prior to the performance of the services. The Company recognizes revenue related to these advances as services are performed over time or on a “per call” basis. Certain estimates are used in recognizing revenue on a “per call” basis related to breakdown rates, contract types, calls related to specific contract types, and contract periods. The Company uses its best judgment to relate calls to contracts. In addition, as actual breakdown experience rates are compared to estimates, such estimates may change over time and will result in adjustments to the amount of “per call” revenue. The current and non-current portions of these advances are shown as Deferred Revenue or Maintenance Contract Deposits on the Condensed Consolidated Balance Sheets.

Certain costs associated with contract acquisition and related direct and incremental costs are capitalized in accordance with SOP 81-1 and Technical Bulletin 90-1. Contract acquisition costs include direct incremental costs associated with contract negotiation, such as legal fees, and costs incurred to transform customer processes and technology in direct support of implementing the contract terms and conditions. These costs are amortized on a pro-rata basis over the term of the contract.

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2006 and 2005, were $1.8 million and $2.3 million respectively.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive (loss) income. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction losses for the three months ended March 31, 2006 and 2005 were $7,000 and $0.5 million, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the Plan), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.

Incentive Options. During the year ended December 31, 2005, the Company granted 640,000 incentive options. During the three months ended March 31, 2006, 195,000 incentive options were granted. Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or not less than 110% of the fair market value in certain circumstances). Options granted in 2005 and 2006 vest over a four-year period at 25% per year.

Non-qualified stock options. No non-qualified stock options were granted during the year ended December 31, 2005 or the three months ended March 31, 2006. When granted under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant.

At December 30, 2005, with board of directors’ approval, all stock options were repriced from a previous strike price of $9.25 to a strike price of $2.25. No other provisions of the stock options were modified.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price

Options outstanding–January 1, 2005	1,776,240	31,760	2.25
Granted	640,000	—	2.25
Forfeited	(72,500)	—	2.25
Exercised	—	—

Options outstanding–December 31, 2005	2,343,740	31,760	2.25
Granted	195,000	—	2.25
Forfeited	—	—
Exercised	—	—

Options outstanding–March 31, 2006	2,538,740	31,760	2.25

Options and awards expire and terminate the earlier of 10 years from the date of grant or three months after the date the employee ceases to be employed by the Company. The weighted average remaining contractual life of the outstanding options is 8.13 years.

The following table presents the vested status of all options outstanding at March 31, 2006:

March 31, 2006
Total options outstanding	2,570,500
Vested options	693,350
Nonvested options	1,877,150
Compensation related to nonvested options	$639
Weighted-average period over which remaining compensation is to be recognized	2.77 years

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

Three Months Ended March 31, 2006

Share-based compensation expense recorded as Selling, general and administrative, net of tax benefit of $0	$(60)

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than fair value on the measurement date. All options granted in 2005 were issued at or above fair value, and therefore no stock-based compensation was recorded. In addition, at December 30, 2005, when the options were repriced, creating variable plan accounting, no stock-based compensation was recorded in accordance with APB 25, as the repriced options had no intrinsic value on the date of the change. As of December 31, 2005, the options had no intrinsic value.

The following table illustrates the effects on net income for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three Months Ended March 31, 2005

Net loss applicable to common stock, as reported	$(1,444)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax benefit of $0	(14)

Pro Forma net loss	$(1,458)

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each stock-option grant was estimated with the following weighted-average assumptions and results:

	Three Months Ended March 31,
Weighted Average	2006	2005

Risk free interest rate	4.5%	4.6%
Expected life	10 years	10 years
Expected volatility	40.0%	40.0%
Dividend yield	—	—
Fair value of options granted	$0.44	$0.12

3.                                      RECLASSIFICATION

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

4.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Inventory put in service as fixed asset	—	351

5.                                      INVENTORIES

Inventory consists of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials	$10,137	$9,503
Work-in-progress	4,837	3,305
Finished goods	20,703	19,550

	35,677	32,358
Less inventory reserves	(12,838)	(12,551)

Inventories, net	$22,839	$19,807

6.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Land	$874	$874
Field support spare parts	35,554	34,853
Systems and software	50,983	52,263
Machinery and equipment	21,550	21,094
Furniture, fixtures and other	9,677	9,573
Buildings	20,747	20,716
Construction in process	10,554	5,483

	149,939	144,856
Accumulated depreciation and amortization	(118,902)	(114,932)

Property, plant and equipment, net	$31,037	$29,924

7.                                      OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Salaries, wages and other compensation	$13,660	$11,903
Accrued taxes, other than income taxes	3,413	4,376
Accrued interest payable	5,003	3,200
Accrued invoices and costs	1,896	1,586
Other	10,036	10,228
	$34,008	$31,293

8.                                      DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Senior Notes, due 2008	$93,975	$93,975
Revolving Credit Facility	3,200	1
Senior Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
Financing Arrangement	1,239	1,860

	202,262	199,684
Less: Current portion	3,796	621

	$198,466	$199,063

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”). Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 1, 2008. The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million. The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash. At March 31, 2006, the Company had $3.2 million outstanding under the Revolver and no outstanding balance on letters-of-credit. The availability remaining under the Revolver that the Company can draw was $31.4 million at March 31, 2006. A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR. At March 31, 2006, the Company’s weighted average rate on the Revolver was 9.5% utilizing the prime option.

The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness. The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specified fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million. At March 31, 2006, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  The Company’s Senior Notes (the “Senior Notes”) accrue interest at a fixed 7.5% rate which is due and payable in semi-annual installments. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note, payable to Welsh, Carson, Anderson & Stowe (“WCAS”), the majority shareholder of the Company, bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The Sponsor Note matures on July 22, 2009. WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS has elected not to defer the quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $2.1 million that pertained to computer software. At March 31, 2006, the Company had financing arrangement balances outstanding of $1.2 million, of which $0.6 million was classified as current and $0.6 million was classified as long-term. This arrangement accrues interest at a fixed 8.0% rate. This arrangement is due in three annual installments beginning January 2006.

Capital Leases.  During 2005, the Company entered into a capital lease for $1.2 million that pertained to computer hardware. Amounts due under capital leases are recorded as liabilities. The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the accompanying condensed consolidated financial statements. The gross amount of assets held under capital lease were $1.5 million as of March 31, 2006 and December 31, 2005. Amortization of assets recorded under capital leases is included in depreciation expense. The current obligations under capital leases are classified in the Current Liabilities section of the accompanying unaudited condensed consolidated balance sheets and the non-current portion of capital leases are included in Other Liabilities. At March 31, 2006, the Company had capital lease balances outstanding of $1.1 million, of which $0.5 million was classified as current and $0.6 million was classified as long-term.

The Company had no outstanding foreign-credit borrowings as of March 31, 2006.

9.                                      INTANGIBLE ASSETS

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is not amortized but rather is tested at least annually for impairment. The impairment test is based on fair value compared to the recorded value at a reporting unit level. Reporting units are defined as an operating segment or one level below. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (“Income Approach”) and the fair value of a reporting unit as compared to similar publicly traded companies (“Market Approach”). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins, among other factors. Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill. The Company performs the annual test for impairment as of December 31, each year. No impairment of goodwill has been deemed necessary for 2005.

Components of the Company’s goodwill and other intangibles include amounts that are foreign currency denominated. These goodwill amounts are subject to translation at each balance sheet date. The Company records the change to its Accumulated Other Comprehensive Loss on the accompanying condensed consolidated balance sheet.

10.                               PENSION BENEFITS

Net periodic pension costs included the following components for the three months ended March 31:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Components of net period benefits cost:
Service cost	$194	$98
Interest cost	413	349
Expected return on plan assets	(236)	(241)
Recognized actuarial loss	141	95

Net periodic benefit cost	$512	$301

11.                               TAXES

The Company’s provision for income taxes for the three months ended March 31, 2006 and 2005, was $1.3 million and $1.4 million, respectively, reflecting an effective tax rate of 31.4% and 1,469.6%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of different effective rates in some overseas jurisdictions and the impact of changes in the valuation allowance on net deferred tax assets.

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future. The need for a valuation allowance on deferred tax assets is evaluated on a jurisdiction by jurisdiction basis. As a result, certain of the foreign subsidiaries deferred tax assets are not reserved with a valuation allowance due to their history of profitability.

Components of the valuation allowance are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Valuation allowance at beginning of year	$78,832	$76,184
(Release) Increase in valuation allowance	(35)	(118)
Loss from continuing operations	2,617	1,815

Valuation allowance at end of period	$81,414	$77,881

12.                               COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net loss	$(5,509)	$(1,444)
Foreign currency translation adjustments	202	(306)

Total comprehensive loss	$(5,307)	$(1,750)

13.                               BUSINESS SEGMENT DATA

In 2006 and 2005, the Company reported its operations as three primary segments: 1) Americas, 2) Europe, Middle East and Asia (“EMEA”), and 3) Information Technology Service Management (“ITSM”).

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

	Americas	ITSM	EMEA	Corp/Elims	Total
	(In thousands)
For the three months ended March 31, 2006

Revenue from external customers	$31,544	$31,521	$26,613	$—	$89,678
Intersegment revenue	1,058	29	3,361	(4,448)	—
Segment gross profits	8,444	1,043	9,944	(552)	18,879
Segment operating income (loss)	3,668	(645)	3,817	(6,301)	539
Segment identifiable assets	91,266	29,184	47,186	31,182	198,818
Capital appropriations	1,596	926	542	2,134	5,198

For the three months ended March 31, 2005

Revenue from external customers	$29,719	$31,156	$27,760	$—	$88,635
Intersegment revenue	1,155	—	2,191	(3,346)	—
Segment gross profits	9,931	3,577	10,714	(11)	24,211
Segment operating income (loss)	4,643	2,063	3,834	(5,624)	4,916
Segment identifiable assets	84,338	23,993	47,182	52,581	208,094
Capital appropriations	423	332	550	836	2,141

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

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the three months ended March 31, 2006. These factors include: ongoing competitive pressures; the ongoing planned change in revenue mix within the Company’s Americas and EMEA segments; and a highly leveraged financial position. The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets. Additionally, during the three months ended March 31, 2006, the EMEA and ITSM segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

Expected economic and business conditions for the remainder of 2006 indicate a cautious outlook regarding the Company’s near-term revenue and earnings growth prospects. Many of the Company’s product offerings represent a significant capital expenditure for its customers. General economic conditions and the impact of check truncation have caused a continued weakening in demand for payment and check solutions products offered in North America. The Company continues to introduce new product offerings in its Electronic Content Management (“ECM”) solutions as well as the continued expansion of its managed services business into North America. Product-development efforts are focused on ECM and managed service solutions. By incorporating more third-party products into the Company’s solutions rather than developing the products, the Company can more easily target its efforts and expenditures to these core products and solutions. In addition, the Company continues to seek reductions in operating costs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2006 and Three Months Ended March 31, 2005

Consolidated revenue of $89.7 million for the three months ended March 31, 2006 increased by $1.1 million or 1.2% from the comparable prior-year period.

•                  The Americas revenue increase of $1.8 million was primarily due to the start of managed services in the United States. This increase was partially offset by a decline in revenues related to the sale and installation of hardware and software products. This decline was primarily related to a weak market for payments solutions due to market trends, including reduced check volume, check truncation, and the passage of Check 21. During the quarter ended March 31, 2006, maintenance revenue decreased only slightly due to the addition of contracts related to the maintenance of third-party equipment offsetting the loss of maintenance revenue on company manufactured equipment.

•                  Decreases in EMEA of $1.1 million are the result of the impact of a stronger dollar on the conversion of revenue stated in foreign currencies and weaker sales in Europe of ECM solutions, partially offset by the continued growth in the United Kingdom of managed services.

•                  An increase in ITSM of $0.4 million resulted from increased revenue from the expansion by ITSM of operations in Europe, offset by decreased revenue in the United States resulting from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.

Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $18.9 million decreased by $5.1 million or 21.3% from the comparable prior-year period. Gross profit decreased for Americas by $1.5 million or 15.2%, decreased by $2.5 million or 69.4% for ITSM, and decreased by $0.6 million or 5.7% for EMEA.

•                  Although revenue increased in Americas, the impact to gross profit was offset by a decrease in the Americas gross profit percentage from 32.1% to 25.9%. The start-up nature of the Company’s managed services business contributed to the reduction in the America’s gross profit percentage relative to the amount of revenue generated.

•                  Decreases in EMEA gross profit resulted partially from decreased revenue, including the impact of currency conversion as well as a decline in the gross profit margin from 35.8% to 33.2%. This decrease in gross profit margin is primarily a result of product mix. The gross profit margin for EMEA on managed services is slightly lower than for product sales.

•                  ITSM’s gross profit percentage decreased from 11.5% to 3.3%, due to higher expenses in the domestic operations that did not match decreases in domestic revenue. ITSM is the major component in the maintenance and other services category on the Condensed Consolidated Statements of Operations, and therefore is a significant contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $18.3 million decreased $1.0 million compared to the prior-year period. Product-development expenses decreased by $0.5 million or 21.7% primarily due to the timing of research projects and the use of product development staff on customer projects. Selling, general and administrative expenses (“SG&A”) decreased by $0.5 million or 2.9% primarily due to decreases in marketing and sales expenses when compared with the prior year period.

Interest expense for the three months ended March 31, 2006 of $4.8 million was unchanged from the comparable prior-year period.

Sundry items did not impact the results for the three months ended March 31, 2006, compared to a net loss of $0.5 million, in the comparable prior-year period. Foreign exchange losses were negligible for the three months ended March 31, 2006, and were the primary cause of the net loss for the comparable prior year period.

An income tax provision of $1.3 million for the three months ended March 31, 2006 is compared to a corresponding prior-year period income tax provision of $1.4 million. The income tax provision for both periods related primarily to income from the Company’s international subsidiaries. The Company’s effective tax rate was approximately 31.4% for the three months ended March 31, 2006 as compared to 1,469.6% for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit facility, which matures May 30, 2008, and by internally generated funds from operations. Funds availability under the revolving credit facility is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash.

As a result of the Company’s high debt to equity ratio, the Company is required to devote significant cash to debt service. This limits the Company’s future operating flexibility and could make the Company more vulnerable to a downturn in its operating performance or a decline in general economic conditions. Such a decline in operating performance, decreased revenues from the Company’s maintenance contracts, and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity. The Company believes that cash flow from operations, as well as available borrowings under its revolving credit facility and other sources of funding, will be sufficient to fund its operations for at least the next 12 months.

The Company’s cash and cash equivalents totaled $11.9 million at March 31, 2006, compared with $18.5 million at December 31, 2005. Working capital decreased $9.2 million during the three months ended March 31, 2006 to a working capital deficit of $15.2 million compared to a working capital deficit of $6.0 million at December 31, 2005. The change in working capital resulting from a $4.6 million increase in deferred revenue and maintenance contract deposits, an increase in accrued liabilities of $2.7 million, an accounts payable increase of $1.9 million, offset by an accounts receivable increase of $2.1 million, an inventory increase of $3.0 million and a prepaid expense increase of $3.0 million.

During the three months ended March 31, 2006, the Company relied primarily on cash reserves and borrowing under the Revolver to fund operations. At March 31, 2006, the Company had available $31.4 million of borrowing capacity under the Revolver.

Operating activities used $4.6 million of cash and $9.7 million of cash in the three months ended March 31, 2006 and 2005, respectively, a decrease of $5.1 million. The net loss increased $4.1 million from the prior-year period. In addition, cash utilized by changes in operating assets and liabilities was $8.6 million less than in the prior-year period. The continued utilization of cash to fund operating activities has necessitated that the Company borrow from its Revolver during the three months ended March 31, 2006. The Company anticipates that this trend will continue through the remainder of 2006 and anticipates additional borrowing on the Revolver will be required.

Investing activities used net cash of $4.4 million and provided net cash of $0.5 million in the three months ended March 31, 2006 and 2005, respectively. The Company used cash for purchases of property, plant and equipment of $5.2 million and $1.8 million in the three months ended March 31, 2006 and 2005, respectively. These were offset by decreases in the amount of restricted cash of $0.8 million and $2.3 million for the same periods.

Financing activities provided $2.3 million for the three months ended March 31, 2006 compared with a use of $0.2 million for three months ended March 31, 2005. The financing activities for the three months ended March 31, 2006 increased the Company’s debt while the use of cash in the prior year’s period related primarily to the reduction of the Company’s debt.

At March 31, 2006, the Company’s principal outstanding debt instruments consisted of (i) $3.2 million outstanding under the revolving credit facility maturing May 30, 2008 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities. The Company would only make these payments in compliance with the covenants of its debt instruments.

The Company continually reviews its various lines of business to assess their contribution to the Company’s business plan and from time to time considers the sale of certain assets in order to raise cash or reduce debt. Accordingly, the Company has explored and may explore possible asset sales by seeking expressions of interest from potential bidders. However, the Company has not entered into any binding agreements or agreements in principle to sell any assets and there can be no assurance that any such asset sales will occur or, if they occur, as to the timing or amount of proceeds that such asset sales may generate.

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”). Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 1, 2008. The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million. The Revolver is secured by substantially all the assets of the

Company, subject to the limitations on liens contained in the Company’s existing Senior Notes. Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash. At March 31, 2006, the Company had $3.2 million outstanding under the Revolver and no outstanding balance on letters-of-credit. The availability remaining under the Revolver that the Company can draw was $31.4 million at March 31, 2006. A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR. At March 31, 2006, the Company’s weighted average rate on the Revolver was 9.5% utilizing the prime option.

The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness. The Revolver contains various representations, warranties and covenants, including financial covenants as to maximum capital expenditures, minimum fixed charge coverage ratio and minimum average borrowing availability. Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specified fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million. At March 31, 2006, the Company was in compliance with all covenants under the Revolver.

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

Subordinated Unsecured Sponsor Note. The Company’s Sponsor Note bears interest at 10.0%, due and payable quarterly. The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The Sponsor Note matures on July 22, 2009. WCAS may, at its election, defer each future quarterly payment under similar terms. WCAS has not elected to defer the quarterly payments since September 2001 and currently does not intend to elect deferral of the quarterly payments in the near future.

Financing Arrangements. During 2005, the Company entered into a financing arrangement for $2.1 million that pertained to computer software. At March 31, 2006, the Company had financing arrangement balances outstanding of $1.2 million, of which $0.6 million was classified as current and $0.6 million was classified as long-term. This arrangement accrues interest at a fixed 8.0% rate. This arrangement is due in three annual installments beginning January 2006.

Inflation. Inflation has not had a material effect on the operating results of the Company.

Off Balance Sheet Arrangements. The Company currently does not have any off balance sheet arrangements.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at March 31, 2006:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$199.1	$0.6	$94.7	$103.8	$—
Interest obligations on long-term debt	50.0	17.5	29.0	3.5	—
Capital leases	1.1	0.5	0.6	—	—
Operating leases (non-cancelable)	13.2	5.3	5.4	1.4	1.1

Total Contractual	$263.4	$23.9	$129.7	$108.7	$1.1

Unused lines of credit	$31.4	$31.4	$—	$—	$—

Total Commercial	$31.4	$31.4	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

There are no issued accounting pronouncements that have not yet been adopted that would have a material effect on the company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is subject to certain market risks arising from transactions in the normal course of its business, and from obligations under its debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At March 31, 2006, the Company had outstanding Senior Notes, due in 2008, of $94.0 million, with a fixed interest rate of 7.5%. At March 31, 2006, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million. The Sponsor Note bears interest at a fixed rate of 10.0%.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 1.25% over prime or (2) 2.75% over LIBOR. Under an amendment effective September 1, 2003, the interest rate margins over prime and LIBOR may be increased by 0.25% increments when the fixed charge coverage ratio falls below (1) 1.5 to 1.0 and (2) 1.25 to 1.0 and (total rate increase of 0.50%) or decreased by 0.25% increments when the fixed charge coverage ratio is greater than (1) 1.75 to 1.0, (2) 2.0 to 1.0, and (3) 2.25 to 1.0 (total rate decrease of 0.75%). At March 31, 2006, the Company’s weighted average rate on the Revolver was 9.5% under the prime option. A balance of $3.2 million was outstanding under the Revolver at March 31, 2006. Based on $3.2 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $32,000 over a twelve-month period

Foreign Currency Risk

The Company’s international subsidiaries operate in approximately 11 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. For the three months ended March 31, 2006, approximately $34.7 million or 38.6% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within Sundry, net in the accompanying consolidated statements of operations and were not material.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging instruments existed at March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, March 31, 2006, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. In addition, the disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within 90 days of March 31, 2006, and such information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. The Company will continue to evaluate disclosure controls on an ongoing basis.

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the first quarter of 2006.

BANCTEC, INC.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party to various legal proceedings. None of those current proceedings is expected to have an outcome that is material to the financial condition or operations of the Company.

ITEM 1A. Risk Factors

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

Business and Economic Conditions

The Company’s business partially depends on business conditions in certain industries. The Company’s sales are concentrated to businesses in industries involving high volume transaction processing, including banking, financial services, insurance, health care and high technology, and to governmental agencies. Business or economic conditions, such as consolidation with the industry, that cause customers in these industries to reduce or delay their investments in document processing products and solutions, such as those offered by the Company, could have a material adverse effect on the Company, including its business, operating results, financial condition and prospects.

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

31.1 – Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

32.1 – Certification of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

32.2 – Certification of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

(b)         Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/ Jeffrey D. Cushman
Jeffrey D. Cushman
Senior Vice President on behalf of the registrant and as Chief Financial Officer

Dated: May 24, 2006