Form 10-Q
period 2006-06-30
BANCTEC INC
filed 2006-08-14
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	August 14, 2006

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

BancTec, Inc.
Quarterly Report
on
Form 10-Q
Six Months Ended June 30, 2006

PART I

ITEM 1. Financial Statements

FINANCIAL INFORMATION

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$9,350	$18,540
Restricted cash	1,390	3,205
Accounts receivable, less allowance for doubtful accounts of $1,322 and $1,110, respectively	63,941	58,020
Inventories, net	27,028	19,807
Prepaid expenses	8,801	5,488
Other current assets	1,067	1,115
Total current assets	111,577	106,175

PROPERTY, PLANT AND EQUIPMENT, net	32,801	29,924

OTHER ASSETS:
Goodwill	42,052	41,973
Other intangible assets, less accumulated amortization of $768 and $297, respectively	4,844	5,018
Deferred income tax benefit	9,881	10,336
Other assets	3,593	3,788
Total other assets	60,370	61,115

TOTAL ASSETS	$204,748	$197,214

CURRENT LIABILITIES:
Current obligations under capital leases, financing arrangements and revolver	$17,996	$1,095
Trade accounts payable	21,169	19,870
Other accrued expenses and liabilities	28,233	31,293
Deferred revenue	22,204	21,505
Maintenance contract deposits	32,178	33,453
Income taxes payable	6,689	4,947
Total current liabilities	128,469	112,163

OTHER LIABILITIES:
Long-term debt	198,466	199,063
Non-current maintenance contract deposits	6,754	11,466
Pension liability	22,721	22,719
Other non-current liabilities	6,455	5,748
Total other liabilities	234,396	238,996

Total liabilities	362,865	351,159
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK — issued and outstanding, 100,667 shares at June 30, 2006 and December 31, 2005	18,040	18,040

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at June 30, 2006 and December 31, 2005
Series B preferred stock - issued and outstanding, 35,520 shares at June 30, 2006 and December 31, 2005	13,520	13,520
Common stock authorized, 21,800,000 shares of $0.01 par value at June 30, 2006 and December 31, 2005:
Common stock-issued and outstanding 17,003,838 shares at June 30, 2006 and December 31, 2005	170	170
Class A common stock-issued and outstanding 1,181,946 shares at June 30, 2006 and December 31, 2005	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,775	122,655
Accumulated deficit	(300,275)	(293,542)
Accumulated other comprehensive loss	(16,085)	(18,526)
Total stockholders’ deficit	(176,157)	(171,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$204,748	$197,214

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
REVENUE
Equipment and software	$34,640	$31,399	$65,052	$65,810
Maintenance and other services	60,486	53,035	119,752	107,259
	95,126	84,434	184,804	173,069
COST OF SALES
Equipment and software	19,747	18,591	37,612	38,816
Maintenance and other services	50,353	44,881	103,287	89,080
	70,100	63,472	140,899	127,896
Gross profit	25,026	20,962	43,905	45,173

OPERATING EXPENSES
Product development	1,693	2,580	3,455	4,831
Selling, general and administrative	17,072	17,247	33,650	34,291
	18,765	19,827	37,105	39,122
Income from operations	6,261	1,135	6,800	6,051

OTHER INCOME (EXPENSE)
Interest income	54	201	144	428
Interest expense	(5,048)	(4,753)	(9,869)	(9,512)
Sundry, net	(27)	(241)	(27)	(717)
	(5,021)	(4,793)	(9,752)	(9,801)
INCOME (LOSS) BEFORE INCOME TAXES	1,240	(3,658)	(2,952)	(3,750)
INCOME TAX EXPENSE	2,464	1,330	3,781	2,682
NET LOSS	(1,224)	(4,988)	(6,733)	(6,432)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,733)	$(6,432)
Adjustments to reconcile net loss to cash flows used in operations:
Depreciation and amortization	7,876	7,367
Provision for doubtful accounts	150	(111)
Deferred income tax expense	493	139
Loss on disposition of property, plant and equipment	202	522
Other non-cash items	200	34
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,885)	(1,517)
(Increase) decrease in inventories	(6,998)	694
Increase in other assets	(2,307)	(968)
Increase (decrease) in trade accounts payable	1,001	(692)
Decrease in deferred revenue & maintenance contracts deposits	(5,797)	(14,194)
(Decrease) increase in other accrued expenses and liabilities	(3,122)	5,227
Cash flows used in operating activities	(18,920)	(9,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,876)	(3,351)
Decrease in restricted cash	1,815	3,629
Purchase of intangibles	(79)	—
Cash flows (used in) provided by investing activities	(7,140)	278

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of capital lease and financing obligations	(845)	(241)
Proceeds (payments) on revolver, net	16,699	(1)
Debt issuance costs	(200)	(70)
Cash flows provided by (used in) financing activities	15,654	(312)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,216	(951)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,190)	(10,916)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	18,540	47,431

CASH AND CASH EQUIVALENTS—END OF PERIOD	$9,350	$36,515

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid during the period for:
Interest	$9,004	$8,848

Taxes	$991	$973

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

The accompanying unaudited condensed consolidated balance sheet at June 30, 2006, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 2006 and 2005, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less.  Restricted cash at June 30, 2006 of $1.4 million and at December 31, 2005 of $3.2 million represents cash in escrow from a customer deposit.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the related assets. Depreciation expense is reflected in both cost of sales and selling, general and administrative expense.  Depreciation expense for the six months ended June 30, 2006 and 2005 was $7.4 million and $7.4 million, respectively.

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

Research and Development

Research and development costs are expensed as incurred.   Research and development costs for the six months ended June 30, 2006 and 2005, were $3.5 million and $4.8 million respectively.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive loss. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction losses for the six months ended June 30, 2006 and 2005 were $0.01 million and $0.7 million, respectively.

Accrued Vacation

The Company modified the vacation policy with regard to employees in the United States as of June 30, 2006.  Prior to June 30, 2006, vacation was earned and accrued as the employee worked.  A maximum of one week of unused vacation could be carried over to the subsequent year and any earned but unused vacation would be paid to the employee upon termination.  Beginning June 30, 2006, the vacation policy was changed to provide that vacation is provided as a company benefit, and is not earned and does not accrue.  As a result, unused vacation is not payable upon termination, unless specifically provided for by state law.  In addition, no unused vacation is eligible to be carried over to subsequent calendar years.  As a result of this change in policy, the Company adjusted its vacation accrual to be equal to the unused vacation for employees in those states which require vacation be paid upon termination.  Accrued vacation was $3.2 million and $2.6 million at December 31, 2005 and June 30, 2006 respectively.  The impact of adjusting the vacation accrual at June 30, 2006 was $1.3 million for the three months ended June 30, 2006.

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

Incentive Options. During the year ended December 31, 2005, the Company granted 640,000 incentive options.  During the six months ended June 30, 2006, 240,000 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or not less than 110% of the fair market value in certain circumstances).  Options granted in 2005 and 2006 vest over a four-year period at 25% per year.

Non-qualified stock options. No non-qualified stock options were granted during the year ended December 31, 2005 or the six months ended June 30, 2006.  When granted under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant.

At December 30, 2005, with board of directors’ approval, all stock options were repriced from a previous strike price of $9.25 to a strike price of $2.25.  No other provisions of the stock options were modified.

A combined summary of activity, including restricted stock awards in the 2000 Stock Plan during the three months and six months ended June 30, 2006 is as follows:

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding—January 1, 2006	2,343,740	31,760	2.25	.44
Granted	240,000	—	2.25	.44
Forfeited	—	—	2.25	.44
Exercised	—	—
Options outstanding—March 31, 2006	2,583,740	31,760	2.25	.44
Granted	—	—	2.25	.44
Forfeited	(50,000)	—
Exercised	—	—
Options outstanding—June 30, 2006	2,533,740	31,760	2.25	.44

Options and awards expire and terminate the earlier of 10 years from the date of grant or three months after the date the employee ceases to be employed by the Company.  The weighted average remaining contractual life of the outstanding options at June 30, 2006 is 8.06 years, 8.13 years, 8.25 years at June 30, 2006, March 31, 2006, and December 31, 2005, respectively.

The following table presents the vested status of all options outstanding at June 30, 2006:

	December 31, 2005	March 31, 2006	June 30, 2006
Total options outstanding	2,375,500	2,615,500	2,565,500
Vested Options	560,975	682,100	784,600
Nonvested options	1,814,525	1,933,400	1,780,900
Compensation related to nonvested options	$637	$639	$596
Weighted-average period over which remaining compensation is to be recognized	2.6 years	2.8 years	2.4 years

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Share-based compensation expense recorded as selling, general and administrative, net of tax benefit of $0	$(60)	$(120)

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

The following table illustrates the effects on net income for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common stock, as reported	$(4,988)	$(6,432)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax benefit of $0	(14)	(28)
Pro Forma net loss	$(5,002)	$(6,460)

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of each stock-option grant was estimated with the following weighted-average assumptions and results:

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average	2006	2005	2006	2005
Risk free interest rate	4.5%	4.6%	4.5%	4.6%
Expected life	10 years	10 years	10 years	10 years
Expected volatility	40.0%	40.0%	40.0%	40.0%
Dividend yield	—	—	—	—
Fair value of options granted	$0.44	$0.12	$0.44	$0.12

3.                                      RECLASSIFICATION

Certain amounts have been reclassified from the prior years to conform to the current year presentation.

4.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Capital lease obligation incurred for lease of computer hardware	$1,159	$—
Inventory put in service as fixed asset	—	1,537

5.             INVENTORIES

Inventory consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw materials	$10,414	$9,503
Work-in-progress	6,394	3,305
Finished goods	23,693	19,550
	40,501	32,358
Less inventory reserves	(13,473)	(12,551)
Inventories, net	$27,028	$19,807

6.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Land	$874	$874
Field support spare parts	36,208	34,853
Systems and software	52,809	52,263
Machinery and equipment	22,376	21,094
Furniture, fixtures and other	10,158	9,573
Buildings	20,747	20,716
Construction in process	12,613	5,483
	155,785	144,856
Accumulated depreciation and amortization	(122,984)	(114,932)
Property, plant and equipment, net	$32,801	$29,924

7.                                      OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Salaries, wages and other compensation	$8,511	$11,903
Accrued taxes, other than income taxes	4,146	4,376
Accrued interest payable	3,355	3,200
Accrued invoices and costs	1,937	1,586
Other	10,284	10,228
	$28,233	$31,293

8.                                      DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Senior Notes, due 2008	$93,975	$93,975
Revolving Credit Facility	16,700	1
Senior Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
Financing Arrangement	1,239	1,860
	215,762	199,684
Less: Current portion	17,296	621
	$198,466	$199,063

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”).  Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 1, 2008.  The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable (including accounts receivable of certain foreign subsidiaries), inventory, owned real property, machinery and equipment and pledged cash.  Under this borrowing-base formula, the total availability at June 30, 2006 was $34.0 million.  At June 30, 2006, the Company had $16.7 million outstanding under the Revolver and no outstanding balance on letters-of-credit.  The availability remaining under the Revolver that the Company can draw was $17.3 million at June 30, 2006.  A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At June 30, 2006, the Company’s weighted average rate on the Revolver was 7.3%.

The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  The Revolver contains various representations, warranties and covenants, including financial covenants as to minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specified fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million.  At June 30, 2006, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  The Company’s Senior Notes (the “Senior Notes”) accrue interest at a fixed 7.5% rate which is due and payable in semi-annual installments. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions.   At June 30, 2006, the Company was in compliance with all covenants under the Senior Notes.

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

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $2.1 million that pertained to computer software.  At June 30, 2006, the Company had financing arrangement balances outstanding of $1.2 million, of which $0.6 million was classified as current and $0.6 million was classified as long-term.  This arrangement accrues interest at a fixed 8.0% rate.  This arrangement is due in three annual installments of $0.7 million, which began January 2006.

Capital Leases.  During the first six months of 2006, the Company entered into capital leases for $1.1 million that pertained to computer hardware.  During 2005, the Company entered into a capital lease for $1.2 million that pertained to computer hardware.  Amounts due under capital leases are recorded as liabilities.  The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the accompanying condensed consolidated financial statements.  The gross amount of assets held under capital lease were $2.7 million and $1.5 million as of June 30, 2006 and December 31, 2005, respectively.  Amortization of assets recorded under capital leases is included in depreciation expense.  The current obligations under capital leases are classified in the Current Liabilities section of the accompanying unaudited condensed consolidated balance sheets and the non-current portion of capital leases are included in Other Liabilities.  At June 30, 2006, the Company had capital lease balances outstanding of $2.1 million, of which $0.7 million was classified as current and $1.4 million was classified as long-term.

The Company had no outstanding foreign-credit borrowings as of June 30, 2006.

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

10.                               PENSION BENEFITS

Net periodic pension costs included the following components for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Components of net periodic benefits cost:
Service cost	$223	$103	$417	$201
Interest cost	476	366	889	715
Expected return on plan assets	(272)	(253)	(508)	(494)
Recognized actuarial loss	163	100	304	195

Net periodic benefit cost	$590	$316	$1,102	$617

11.                               TAXES

The Company’s provision for income taxes for the six months ended June 30, 2006 and 2005 was $3.8 million and $2.7 million, respectively, reflecting an effective tax rate of (126.7)% and (71.1)%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of different effective rates in some overseas jurisdictions and the impact of changes in the valuation allowance on net deferred tax assets.

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

Components of the valuation allowance are as follows:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Valuation allowance at beginning of year	$78,832	$76,184
Release of valuation allowance	(210)	(167)
Loss from continuing operations	3,722	3,856
Valuation allowance at end of period	$82,344	$79,873

COMPREHENSIVE LOSS

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net loss	$(1,224)	$(4,988)	$(6,733)	$(6,432)
Foreign currency translation adjustments	2,239	(964)	2,441	(1,270)
Total comprehensive income (loss)	$1,015	$(5,952)	$(4,292)	$(7,702)

12.                               BUSINESS SEGMENT DATA

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

	Americas	ITSM	EMEA	Corp/Elims	Total
	(In thousands)
For the three months ended June 30, 2006

Revenue from external customers	$34,231	$31,146	$29,749	$—	$95,126
Intersegment revenue	1,324	51	2,356	(3,731)	—
Segment gross profits	10,030	3,650	11,136	210	25,026
Segment operating income (loss)	5,383	2,252	4,585	(5,959)	6,261

For the three months ended June 30, 2005

Revenue from external customers	$26,925	$30,176	$27,333	$—	$84,434
Intersegment revenue	933	—	1,771	(2,704)	—
Segment gross profits	8,596	1,903	10,491	(28)	20,962
Segment operating income (loss)	2,893	624	3,844	(6,226)	1,135

	Americas	ITSM	EMEA	Corp/Elims	Total
	(In thousands)
For the six months ended June 30, 2006

Revenue from external customers	$65,775	$62,667	$56,362	$—	$184,804
Intersegment revenue	2,382	80	5,717	(8,179)	—
Segment gross profits	18,474	4,693	21,080	(342)	43,905
Segment operating income (loss)	9,051	1,607	8,402	(12,260)	6,800
Segment identifiable assets	92,958	30,677	52,077	29,036	204,748
Capital appropriations	2,616	1,614	936	4,866	10,032

For the six months ended June 30, 2005

Revenue from external customers	$56,644	$61,332	$55,093	$—	$173,069
Intersegment revenue	2,088	—	3,962	(6,050)	—
Segment gross profits	18,527	5,480	21,205	(39)	45,173
Segment operating income (loss)	7,536	2,687	7,678	(11,850)	6,051
Segment identifiable assets	78,208	27,792	43,037	46,467	195,504
Capital appropriations	2,044	759	812	1,276	4,891

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

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the six months ended June 30, 2006.  These factors include: ongoing competitive pressures; the ongoing planned change in revenue mix within the Company’s Americas and EMEA segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  Additionally, during the six months ended June 30, 2006, the EMEA and ITSM segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2006 and 2005

Consolidated revenue of $95.1 million for the three months ended June 30, 2006 increased by $10.7 million or 12.7% from the comparable prior-year period.

•                  The Americas revenue increase of $7.3 million over the prior-year period was primarily due to the start of managed services in the United States and strong sales of equipment into South America.  In addition, hardware maintenance revenue increased $1.5 million due to the addition of contracts related to the maintenance of third-party equipment.  These increases were partially offset by a decline in revenues related to the sale and installation of packaged solutions, as the demand for payments solutions continues to decline due to market trends, including reduced check volume, check truncation, and the passage of Check 21.

•                  Revenue increases in EMEA of $2.4 million are the result strong sales in Europe of ECM solutions and the continued growth in the United Kingdom of managed services, as well as the impact of a weakening dollar on the conversion of revenue stated in foreign currencies.  These increases were somewhat offset, however, by continued decreases in maintenance revenue resulting from declines in the installed base of hardware and software.

•                  An increase in ITSM of $1.0 million resulted from increased revenue from the expansion by ITSM of operations in Europe, offset by decreased revenue in the United States resulting from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.

Factors expected to impact future revenue include changes in corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $25.0 million for the three months ended June 30, 2006, increased by $4.1 million or 19.5% from the comparable prior-year period.

•                  Gross profit in Americas increased by $1.4 million or 16.3%.  This increase was the result of increased revenue in Americas.  The Americas gross profit percentage, however, decreased from 30.9% to 26.9%.  The start-up nature of the Company’s managed services business contributed to the reduction in the America’s gross profit percentage relative to the amount of revenue generated.

•                  Increases in EMEA gross profit of $0.6 million or 5.7% also resulted from increased revenue, including the impact of currency conversion.  This was somewhat offset by a decline in the gross profit margin from 36.1% to 34.7%.  This decrease in gross profit margin is primarily a result of product mix.  The gross profit margin for EMEA on managed services is slightly lower than for product sales.

•                  ITSM’s gross profit increased by $1.7 million or 89.5%.   In addition to increased revenue, the gross profit percentage increased from 6.3% to 11.7%, due to cost containment in the domestic operations.  ITSM is the major component in the maintenance and other services category on the Condensed Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $18.8 million decreased $1.1 million for the three months ended June 30, 2006, compared to the prior-year period.  Product-development expenses decreased by $0.9 million or 34.6% primarily due to the timing of research projects and the use of product development staff on customer projects.  Selling, general and administrative expenses (“SG&A”) decreased by $0.2 million or 1.2% primarily due to decreases in marketing and sales expenses caused by reduced headcount when compared with the prior year period.

Interest expense for the three months ended June 30, 2006 of $5.0 million increased $0.2 million as compared to the prior-year period, as a result of increased levels of borrowing under the Revolver.

Sundry items did not significantly impact the results for the three months ended June 30, 2006, compared to a net loss of $0.2 million, in the comparable prior-year period.  Foreign exchange transaction losses were negligible for the three months ended June 30, 2006, and were the primary cause of the net loss for the comparable prior year period.

An income tax provision of $2.5 million for the three months ended June 30, 2006 is compared to a corresponding prior-year period income tax provision of $1.3 million.  The income tax provision for both periods related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately 208.3% for the three months ended June 30, 2006 as compared to (35.1%) for the corresponding prior-year period.

Comparison of Six Months Ended June 30, 2006 and 2005

Consolidated revenue of $184.8 million for the six months ended June 30, 2006 increased by $11.7 million or 6.8% from the comparable prior-year period.

•                  The Americas revenue increase of $9.1 million was primarily due to the start of managed services in the United States and strong sales of equipment into South America.  In addition, hardware maintenance revenue increased $1.5 million due to the addition of contracts related to the maintenance of third-party equipment.  These increases were partially offset by a decline in revenues related to the sale and installation of packaged solutions, as the demand for payments solutions continues to decline due to market trends, including reduced check volume, check truncation, and the passage of Check 21.

•                  Increases in EMEA of $1.3 million are the result strong sales in Europe of ECM solutions and the continued growth in the United Kingdom of managed services, as well as the impact of a weakening dollar on the conversion of revenue stated in foreign currencies.  These increases were somewhat offset, however, by continued decreases in maintenance revenue resulting from declines in the installed base of hardware and software.

•                  An increase in ITSM of $1.3 million resulted from increased revenue from the expansion by ITSM of operations in Europe, offset by decreased revenue in the United States resulting from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.

Factors expected to impact future revenue include changes in corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $43.9 million for the six months ended June 30, 2006, decreased by $1.3 million or 2.9% from the comparable prior-year period.

•                  Gross profit increased for Americas by $0.1 million or 0.5%.  Although revenue increased in Americas, the impact to gross profit was offset by a decrease in the Americas gross profit percentage from 31.5% to 27.1%.  The start-up nature of the Company’s managed services business contributed to the reduction in the America’s gross profit percentage relative to the amount of revenue generated.

•                  Decreases in EMEA gross profit of $0.1 million or 0.5% resulted from a decline in the gross profit margin from 35.9% to 34.0%. Although revenue increased for the period, the decrease in gross profit margin resulted from a change in product mix.  The gross profit margin for EMEA on managed services is slightly lower than for product sales.

•                  ITSM’s gross profit decreased $0.8 million or 14.5%.  A decrease in the gross margin percentage from 9.0% to 7.5%, due to higher expenses in the domestic operations in the first quarter of 2006 that did not match decreases in domestic revenue, more than offset the increased revenue.  ITSM is the major component in the maintenance and other services category on the Condensed Consolidated Statements of Operations, and therefore is a significant contributing factor in the decreased gross profit in the maintenance and other services category.

Operating expenses of $37.1 million for the six months ended June 30, 2006, decreased $2.0 million compared to the prior-year period.  Product-development expenses decreased by $1.4 million or 29.2% primarily due to the timing of research projects and the use of product development staff on customer projects.  Selling, general and administrative expenses (“SG&A”) decreased by $0.6 million or 1.7% primarily due to decreases in marketing and sales expenses caused by decreased headcount when compared with the prior year period.

Interest expense for the six months ended June 30, 2006 of $9.9 million increased $0.4 from the comparable prior-year period due to increased borrowings on the Revolver.

Sundry items did not significantly impact the results for the six months ended June 30, 2006, compared to a net expense of $0.7 million, in the comparable prior-year period.  Foreign exchange transaction losses were negligible for the six months ended June 30, 2006, and were the primary cause of the net expense for the comparable prior year period.

An income tax provision of $3.8 million for the six months ended June 30, 2006 is compared to a corresponding prior-year period income tax provision of $2.7 million.  The income tax provision for both periods related primarily to income from the Company’s international subsidiaries.  The Company’s effective tax rate was approximately (126.7%) for the six months ended June 30, 2006 as compared to (71.1%) for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, and funds available under the Company’s revolving credit facility which matures May 1, 2008.  Funds availability under the revolving credit facility is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable (including accounts receivable of certain foreign subsidiaries), inventory, owned real property, machinery and equipment and pledged cash.

As a result of the Company’s high debt to equity ratio, the Company is required to devote significant cash to debt service.   This limits the Company’s future operating flexibility and could make the Company more vulnerable to a downturn in its operating performance or a decline in general economic conditions.  Such a decline in operating performance, decreased revenues from the Company’s maintenance contracts, and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity.  The Company believes that cash from available borrowings under its revolving credit facility and other sources of funding, will be sufficient to fund its operations for at least the next 12 months.

The Company’s cash and cash equivalents totaled $9.4 million at June 30, 2006, compared with $18.5 million at December 31, 2005.  Working capital decreased $10.9 million during the six months ended June 30, 2006 to a working capital deficit of $16.9 million compared to a working capital deficit of $6.0 million at December 31, 2005.  The change in working capital resulting from the decrease in cash of $11.0 million, an increase in current debt obligations of $16.9 million and an increase in accounts payable of $1.3 million, some what offset by a $0.5 million decrease in deferred revenue and current maintenance contract deposits, a decrease in accrued liabilities of $1.3 million, an accounts receivable increase of $5.9 million, an inventory increase of $7.2 million and a prepaid expense increase of $3.3 million.

During the six months ended June 30, 2006, the Company relied primarily on cash reserves and borrowing under the Revolver to fund operations. At June 30, 2006, the Company had available $17.3 million of borrowing capacity under the Revolver.

Operating activities used $18.9 million of cash and $9.9 million of cash in the six months ended June 30, 2006 and 2005, respectively, an increase of $9.0 million.  The net loss increased $0.3 million from the prior-year period, and cash utilized by changes in operating assets and liabilities was $9.7 million more than in the prior-year period.  The continued utilization of cash to fund operating activities has necessitated that the Company borrow from its Revolver during the six months ended June 30, 2006.  The Company anticipates that this trend will continue through the remainder of 2006 and anticipates additional borrowing on the Revolver will be required.  Accounts receivable and inventory levels were higher at June 30, 2006 due to timing issues on certain customer billings and higher in-process and finished inventory related to items to be delivered later in 2006.

Investing activities used net cash of $7.2 million and provided net cash of $.03 million in the six months ended June 30, 2006 and 2005, respectively.  The Company used cash for purchases of property, plant and equipment of $8.9 million and $3.4 million in the six months ended June 30, 2006 and 2005, respectively.  These were offset by decreases in the amount of restricted cash of $1.8 million and $3.6 million for the same periods.

Financing activities provided $15.7 million for the six months ended June 30, 2006 compared with a use of $0.3 million for six months ended June 30, 2005.  The financing activities for the six months ended June 30, 2006 increased the Company’s debt while the use of cash in the prior year’s period related primarily to the reduction of the Company’s debt.

At June 30, 2006, the Company’s principal outstanding debt instruments consisted of (i) $16.7 million outstanding under the revolving credit facility maturing May 1, 2008 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”).  Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 1, 2008.  The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable (including accounts receivable of certain foreign subsidiaries), inventory, owned real property, machinery and equipment and pledged cash. Under this borrowing-base formula, the total availability at June 30, 2006 was $34.0 million.  At June 30, 2006, the Company had $16.7 million outstanding under the Revolver and no outstanding balance on letters-of-credit.  The availability remaining under the Revolver that the Company can draw was $17.3 million at June 30, 2006.  A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At June 30, 2006, the Company’s weighted average rate on the Revolver was 7.3%.

The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  The Revolver contains various representations, warranties and covenants, including financial covenants as to minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specified fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million.  At June 30, 2006, the Company was in compliance with all covenants under the Revolver.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes mature on June 1, 2008.  The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions.  At June 30, 2006, the Company was in compliance with all covenants under the Senior Notes.

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

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $2.1 million that pertained to computer software.  At June 30, 2006, the Company had financing arrangement balances outstanding of $1.2 million, of which $0.6 million was classified as current and $0.6 million was classified as long-term.  This arrangement accrues interest at a fixed 8.0% rate.  This arrangement is due in three annual installments of $0.7 million, which began January 2006.

Inflation.  Inflation has not had a material effect on the operating results of the Company.

Off Balance Sheet Arrangements.  The Company currently does not have any off balance sheet arrangements.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at June 30, 2006:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$199.1	$0.6	$94.7	$103.8	$—
Interest obligations on long-term debt	50.1	17.5	29.1	3.5	—
Capital leases	2.4	0.8	1.1	0.5	—
Operating leases (non-cancelable)	18.3	5.8	6.1	2.2	4.2
Total Contractual	$269.9	$24.7	$131.0	$110.0	$4.2

Unused lines of credit	$17.3	$17.3	$—	$—	$—
Standby letters of credit	—	—	—	—	—
Total Commercial	$17.3	$17.3	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates that FIN 48 will not have a material impact on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is subject to certain market risks arising from transactions in the normal course of its business, and from obligations under its debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At June 30, 2006, the Company had outstanding Senior Notes, due in 2008, of $94.0 million, with a fixed interest rate of 7.5%.  At June 30, 2006, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million. The Sponsor Note bears interest at a fixed rate of 10.0%.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At June 30, 2006, the Company’s weighted average rate on the Revolver was 7.3%. A balance of $16.7 million was outstanding under the Revolver at June 30, 2006.  Based on $16.7 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $167,000 over a twelve-month period

Foreign Currency Risk

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

For the six months ended June 30, 2006, approximately $75.3 million or 40.8% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within Sundry, net in the accompanying consolidated statements of operations and were not material.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging instruments existed at June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, June 30, 2006, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  In addition, the disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within 90 days of June 30, 2006, and such information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  The Company will continue to evaluate disclosure controls on an ongoing basis.

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the second quarter of 2006.

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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

31.1 — Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

31.2 — Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

32.1 — Certification of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

32.2 — Certification of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

(b)         Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By
Jeffrey D. Cushman
Senior Vice President on behalf of
the registrant and as Chief
Financial Officer

Dated: August 14, 2006