Form 10-Q
period 2006-09-30
BANCTEC INC
filed 2006-11-14
CIK 318378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	November 14, 2006

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

BancTec, Inc.
Quarterly Report
on
Form 10-Q
Nine Months Ended September 30, 2006

PART I
FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$8,445	$18,540
Restricted cash	661	3,205
Accounts receivable, less allowance for doubtful accounts of $1,039 and $1,110, respectively	68,681	58,020
Inventories, net	26,303	19,807
Prepaid expenses	8,705	5,488
Other current assets	1,098	1,115
Total current assets	113,893	106,175

PROPERTY, PLANT AND EQUIPMENT, net	36,122	29,924

OTHER ASSETS:
Goodwill	42,052	41,973
Other intangible assets, less accumulated amortization of $972 and $297, respectively	4,852	5,018
Deferred income tax benefit	9,552	10,336
Other assets	5,069	3,788
Total other assets	61,525	61,115

TOTAL ASSETS	$211,540	$197,214

CURRENT LIABILITIES:
Current obligations under capital leases, financing arrangements and revolver	$26,640	$1,095
Trade accounts payable	20,201	19,870
Other accrued expenses and liabilities	35,104	31,293
Deferred revenue	19,740	21,505
Maintenance contract deposits	28,055	33,453
Income taxes payable	6,248	4,947
Total current liabilities	135,988	112,163

OTHER LIABILITIES:
Long-term debt	198,466	199,063
Non-current maintenance contract deposits	4,967	11,466
Pension liability	22,721	22,719
Other non-current liabilities	6,598	5,748
Total other liabilities	232,752	238,996

Total liabilities	368,740	351,159
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK — issued and outstanding, 100,667 shares at September 30, 2006 and December 31, 2005	18,040	18,040

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at September 30, 2006 and December 31, 2005 Series B preferred stock - issued and outstanding, 35,520 shares at September 30, 2006 and December 31, 2005	13,520	13,520
Common stock authorized, 21,800,000 shares of $0.01 par value at September 30, 2006 and December 31, 2005: Common stock-issued and outstanding 17,003,838 shares at September 30, 2006 and December 31, 2005	170	170
Class A common stock-issued and outstanding 1,181,946 shares at September 30, 2006 and December 31, 2005	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,835	122,655
Accumulated deficit	(299,568)	(293,542)
Accumulated other comprehensive loss	(15,935)	(18,526)
Total stockholders’ deficit	(175,240)	(171,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$211,540	$197,214

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
REVENUE
Equipment and software	$33,405	$24,875	$98,457	$90,685
Maintenance and other services	61,518	55,962	181,270	163,221
	94,923	80,837	279,727	253,906
COST OF SALES
Equipment and software	20,331	14,631	57,943	53,447
Maintenance and other services	49,886	45,202	153,173	134,282
	70,217	59,833	211,116	187,729
Gross profit	24,706	21,004	68,611	66,177

OPERATING EXPENSES
Product development	1,956	2,296	5,411	7,127
Selling, general and administrative	15,435	16,726	49,085	51,017
	17,391	19,022	54,496	58,144
Income from operations	7,315	1,982	14,115	8,033

OTHER INCOME (EXPENSE)
Interest income	40	164	184	592
Interest expense	(5,183)	(4,766)	(15,052)	(14,278)
Sundry, net	(96)	9	(123)	(708)
	(5,239)	(4,593)	(14,991)	(14,394)
INCOME (LOSS) BEFORE INCOME TAXES	2,076	(2,611)	(876)	(6,361)
INCOME TAX EXPENSE	1,369	454	5,150	3,136
NET INCOME (LOSS)	707	(3,065)	(6,026)	(9,497)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,026)	$(9,497)
Adjustments to reconcile net loss to cash flows used in operations:
Depreciation and amortization	10,804	11,390
Provision for doubtful accounts	133	125
Deferred income tax expense	802	45
Loss on disposition of property, plant and equipment	285	1,818
Other non-cash items	275	129
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,863)	(3,203)
Increase in inventories	(6,271)	(1,249)
Increase in other assets	(4,049)	(837)
Increase in trade accounts payable	76	97
Decrease in deferred revenue & maintenance contracts deposits	(13,973)	(20,062)
Increase in other accrued expenses and liabilities	3,258	5,499
Cash flows used in operating activities	(23,549)	(15,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,563)	(7,781)
Decrease in restricted cash	2,544	3,930
Purchase of intangibles	(238)	(1,775)
Cash flows used in investing activities	(12,257)	(5,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of capital lease and financing obligations	(1,053)	(267)
Proceeds on revolver, net	25,315	2
Debt issuance costs	(200)	(70)
Cash flows provided by (used in) financing activities	24,062	(335)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,649	(1,656)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,095)	(23,362)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	18,540	47,431

CASH AND CASH EQUIVALENTS—END OF PERIOD	$8,445	$24,069

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid during the period for:
Interest	$12,130	$11,514

Taxes	$2,325	$1,091

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

The accompanying unaudited condensed consolidated balance sheet at September 30, 2006, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended September 30, 2006 and 2005, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less.  Restricted cash at September 30, 2006 of $0.7 million and at December 31, 2005 of $3.2 million represents cash in escrow from a customer deposit.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an estimate prepared by management based on evaluation of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company analyzes customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.  During the quarter ended September 30, 2006, the Company updated the percentages used to calculate the allowance for doubtful accounts to reflect improved recent history of collections and customer credits. This change in estimate was applied prospectively during the quarter and resulted in an immaterial impact to the Company’s Financial Statements.

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor, factory overhead, and purchased subassemblies. Cost is determined using the first-in, first-out and weighted average methods.

Beginning July 1, 2006, parts purchased to support the repair operations of the ITSM business segment are classified as inventory rather than field support spare parts, (“spare parts”) which are categorized as fixed assets in the accompanying consolidated condensed balance sheets.  Parts on hand at June 30, 2006 will continue to be classified as field support spare parts until utilized, at which point they will be retired.

At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-factor approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other factors.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the factors considered in the Company’s estimate were to deteriorate, additional reserves may be required. The inventory reserve calculations are reviewed periodically and additional reserves are recorded as deemed necessary.  Inventory reserves as of September 30, 2006 and December 31, 2005 $14.7 million and $12.6 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives of the related assets. Depreciation expense is reflected in both cost of sales and selling, general and administrative expense.  Depreciation expense for the nine months ended September 30, 2006 and 2005 was $10.1 million and $11.3 million, respectively.

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

Research and Development

Research and development costs are expensed as incurred.   Research and development costs for the nine months ended September 30, 2006 and 2005, were $5.4 million and $7.1 million respectively.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported in accumulated OCI as a component of stockholders’ deficit. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction losses for the nine months ended September 30, 2006 and 2005 were $0.2 million and $0.7 million, respectively. The Company does not currently hedge any of its net foreign currency exposure.

Accrued Vacation

The Company modified the vacation policy with regard to employees in the United States as of June 30, 2006.  Prior to June 30, 2006, vacation was earned and accrued as the employee worked.  A maximum of one week of unused vacation could be carried over to the subsequent year and any earned but unused vacation would be paid to the employee upon termination.  Beginning June 30, 2006, the vacation policy was changed to specify that vacation is provided as a company benefit, and is not earned and does not accrue.  As a result, unused vacation is not payable upon termination, unless specifically provided for by state law.  In addition, no unused vacation is eligible to be carried over to subsequent calendar years.  As a result of this change in policy, the Company adjusted its vacation accrual to be equal to the unused vacation for employees in those states which require vacation be paid upon termination.  Accrued vacation was $2.1 million and $3.2 million at September 30, 2006 and December 31, 2005 respectively.

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

Incentive Options. During the year ended December 31, 2005, the Company granted 640,000 incentive options.  During the nine months ended September 30, 2006, 347,500 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or not less than 110% of the fair market value in certain circumstances).  Options granted in 2005 and 2006 vest over a four-year period at 25% per year.

Non-qualified stock options. No non-qualified stock options were granted during the year ended December 31, 2005 or the nine months ended September 30, 2006.  When granted under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant.

At December 30, 2005, with board of directors’ approval, all stock options were repriced from a previous strike price of $9.25 to a strike price of $2.25.  No other provisions of the stock options were modified.

A combined summary of activity, including restricted stock awards, in the 2000 Stock Plan during the three months and nine months ended September 30, 2006 is as follows:

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding—January 1, 2006	2,343,740	31,760	2.25	.444
Granted	240,000	—	2.25	.444
Forfeited	—	—	2.25	.444
Exercised	—	—
Options outstanding—March 31, 2006	2,583,740	31,760	2.25	.444
Granted	—	—	2.25	.444
Forfeited	(50,000)	—	2.25
Exercised	—	—
Options outstanding—June 30, 2006	2,533,740	31,760	2.25	.444
Granted	107,500	—	2.25	.446
Forfeited	(50,000)	—	2.25	.444
Exercised	—	—
Options outstanding—September 30, 2006	2,591,240	31,760	2.25	.444

Options and awards expire and terminate the earlier of 10 years from the date of grant or three months after the date the employee ceases to be employed by the Company.  The weighted average remaining contractual life of the outstanding options is 7.98 years, 8.06 years, 8.13 years, and 8.25 years at September 30, 2006, June 30, 2006, March 31, 2006, and December 31, 2005, respectively.

The following table presents the vested status of all options outstanding at September 30, 2006:

	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Total options outstanding	2,375,500	2,615,500	2,565,500	2,623,000
Vested Options	560,975	682,100	784,600	1,024,850
Nonvested options	1,814,525	1,933,400	1,780.900	1,598,150
Compensation related to nonvested options	$637	$639	$596	$580
Weighted-average period over which remaining compensation is to be recognized	2.6 years	2.8 years	2.4 years	2.2 years

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Share-based compensation expense recorded as selling, general and administrative, net of tax benefit of $0	$(60)	$(180)

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

The following table illustrates the effects on net income for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss applicable to common stock, as reported	$(3,065)	$(9,497)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax benefit of $0	(14)	(41)
Pro Forma net loss	$(3,079)	$(9,538)

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of each stock-option grant was estimated with the following weighted-average assumptions and results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average	2006	2005	2006	2005
Risk free interest rate	5.1%	4.6%	4.7%	4.7%
Expected life	10 years	10 years	10 years	10 years
Expected volatility	40.0%	40.0%	40.0%	40.0%
Dividend yield	—	—	—	—
Fair value of options granted	$0.46	$0.12	$0.45	$0.12

3.                                      RECLASSIFICATION

Certain amounts have been reclassified from the prior years to conform to the current year presentation. These amounts are not material to the financial statements of the Company.

4.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Capital lease obligation incurred for lease of computer hardware	$1,301	$—
Inventory put in service as fixed asset	265	1,529

5.                                       INVENTORIES

Inventory consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials	$10,561	$9,503
Work-in-progress	4,811	3,305
Finished goods	25,667	19,550
	41,039	32,358
Less inventory reserves	(14,736)	(12,551)
Inventories, net	$26,303	$19,807

6.                                       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Land	$874	$874
Field support spare parts	33,910	34,853
Systems and software	54,627	52,263
Machinery and equipment	22,797	21,094
Furniture, fixtures and other	10,343	9,573
Buildings	20,769	20,716
Construction in process	14,554	5,483
	157,874	144,856
Accumulated depreciation and amortization	(121,752)	(114,932)
Property, plant and equipment, net	$36,122	$29,924

7.                                       OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Salaries, wages and other compensation	$11,642	$11,951
Accrued taxes, other than income taxes	5,040	4,328
Accrued interest payable	5,198	3,283
Accrued invoices and costs	3,267	2,404
Other	9,957	9,327
	$35,104	$31,293

8.                                       DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Senior Notes, due 2008	$93,975	$93,975
Revolving Credit Facility	25,316	1
Senior Subordinated Sponsor Note, unsecured, due 2009	103,848	103,848
Financing Arrangement	1,239	1,860
	224,378	199,684
Less: Current portion	(25,912)	(621)
	$198,466	$199,063

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”).  Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 1, 2008.  The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million.  On October 6, 2006, the Company and Heller entered into an amendment to the Revolver which provides for a $5 million Term Loan to the Company and reduces the availability under the Revolving Credit Facility from $40 million to $35 million. The total availability under the Loan and Security Agreement, however, remains at $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable (including accounts receivable of certain foreign subsidiaries), inventory, owned real property, machinery and equipment and pledged cash.  Under this borrowing-base formula, the total availability at September 30, 2006 was $34.9 million.  At September 30, 2006, the Company had $25.3 million outstanding under the Revolver and no outstanding balance on letters-of-credit.  The availability remaining under the Revolver that the Company can draw was $9.6 million at September 30, 2006.  A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At September 30, 2006, the Company’s weighted average rate on the Revolver was 7.87%.

The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  The Revolver contains various representations, warranties and covenants, including financial covenants as to minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specified fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million.  At September 30, 2006, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  The Company’s Senior Notes (the “Senior Notes”) accrue interest at a fixed 7.5% rate which is due and payable in semi-annual installments. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions.   At September 30, 2006, the Company was in compliance with all covenants under the Senior Notes.

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

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $2.1 million that pertained to computer software.  At September 30, 2006, the Company had financing arrangement balances outstanding of $1.2 million, of which $0.6 million was classified as current and $0.6 million was classified as long-term.  This arrangement accrues interest at a fixed 8.0% rate.  This arrangement is due in three annual installments of $0.7 million, which began January 2006.

Capital Leases.  During the first nine months of 2006, the Company entered into capital leases for $1.1 million that pertained to computer hardware.  During 2005, the Company entered into a capital lease for $1.2 million that pertained to computer hardware.  Amounts due under capital leases are recorded as liabilities.  The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the accompanying condensed consolidated financial statements.  The gross amount of assets held under capital lease were $2.8 million and $1.6 million as of September 30, 2006 and December 31, 2005, respectively.  Amortization of assets recorded under capital leases is included in depreciation expense.  The current obligations under capital leases are classified in the Current Liabilities section of the accompanying unaudited condensed consolidated balance sheets and the non-current portion of capital leases are included in Other Liabilities.  At September 30, 2006, the Company had capital lease balances outstanding of $2.0 million, of which $0.7 million was classified as current and $1.3 million was classified as long-term.

The Company had no outstanding foreign credit borrowings as of September 30, 2006.

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

10.                               PENSION BENEFITS

Net periodic pension costs included the following components for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Components of net periodic benefits cost:	$234	$201	$651	$402
Service cost	499	716	1,388	1,431
Interest cost	(285)	(494)	(793)	(988)
Expected return on plan assets	170	195	474	390
Recognized actuarial loss
Net periodic benefit cost	$618	$618	$1,720	$1,235

The Company expects to contribute $2.3 million to the pension fund for the year ended December 31, 2006.

11.                                 TAXES

The Company’s provision for income taxes for the nine months ended September 30, 2006 and 2005 was $5.2 million and $3.1 million, respectively, reflecting an effective tax rate of (728.4%) and (49.3%), respectively. The effective tax rate differs from the statutory rate primarily due to the impact of different effective rates in some overseas jurisdictions and the impact of changes in the valuation allowance on net deferred tax assets.  The Company does not record a deferred tax benefit related to the taxable loss in the United States since all US tax benefits have a full valuation allowance.

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

Components of the valuation allowance are as follows:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Valuation allowance at beginning of year	$78,832	$76,184
Release of valuation allowance	(343)	(634)
Loss from continuing operations	4,610	3,925
Return to provision adjustments	—	169
Valuation allowance at end of period	$83,099	$79,644

12.           COMPREHENSIVE LOSS

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income (loss)	$707	$(3,065)	$(6,026)	$(9,497)
Foreign currency translation adjustments	150	(90)	2,591	(1,360)
Total comprehensive income (loss)	$857	$(3,155)	$(3,435)	$(10,857)

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

	Americas	ITSM	EMEA	Corp/Elims	Total
	(In thousands)
For the three months ended September 30, 2006

Revenue from external customers	$35,889	$30,996	$28,038	$—-	$94,923
Intersegment revenue	1,024	33	2,301	(3,358)	—
Segment gross profits	8,942	5,334	10,262	168	24,706
Segment operating income (loss)	4,445	3,885	3,432	(4,447)	7,315

For the three months ended September 30, 2005

Revenue from external customers	$24,971	$32,672	$23,194	$—	$80,837
Intersegment revenue	959	—	2,310	(3,269)	—
Segment gross profits	8,946	3,847	8,209	2	21,004
Segment operating income (loss)	3,917	2,345	1,995	(6,275)	1,982

	Americas	ITSM	EMEA	Corp/Elims	Total
	(In thousands)
For the nine months ended September 30, 2006

Revenue from external customers	$101,664	$93,663	$84,400	$—	$279,727
Intersegment revenue	3,406	113	8,018	(11,537)	—
Segment gross profits	27,416	10,027	31,342	(174)	68,611
Segment operating income (loss)	13,496	5,492	11,834	(16,707)	14,115
Segment identifiable assets	95,346	34,672	50,576	30,946	211,540
Capital appropriations	4,475	1,906	1,811	7,969	16,161

For the nine months endedSeptember 30, 2005

Revenue from external customers	$81,615	$94,004	$78,287	$—	$253,906
Intersegment revenue	3,047	—	6,272	(9,319)	—
Segment gross profits	27,473	9,327	29,414	(37)	66,177
Segment operating income (loss)	11,453	5,032	9,673	(18,125)	8,033
Segment identifiable assets	83,279	26,122	41,248	36,656	187,305
Capital appropriations	2,473	2,110	2,040	2,687	9,310

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

Overview

The Company believes several factors continued to create a challenging and competitive sales and cost-containment environment during the nine months ended September 30, 2006.  These factors include: ongoing competitive pressures; the ongoing planned change in revenue mix within the Company’s Americas and EMEA segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including truncation, which impacts domestic and international markets.  As a result, the Company’s revenues from managed service solutions is planned to expand while revenues from the sale of product solutions is expected to decline.  Additionally, during the nine months ended September 30, 2006, the EMEA and ITSM segments experienced revenue declines in the maintenance business, the duration of which the Company cannot predict.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2006 and 2005

Consolidated revenue of $94.9 million for the three months ended September 30, 2006 increased by $14.1 million or 17.5% from the comparable prior-year period.

•                  The Americas revenue increase of $10.9 million over the prior-year period was primarily due to the start of managed services in the United States and strong sales of equipment into South America.  In addition, hardware maintenance revenue increased $2.1 million due to the addition of contracts related to the maintenance of third-party equipment.  These increases were partially offset by a decline in revenues related to the sale and installation of packaged solutions, as the demand for payments solutions continues to decline due to market trends, including reduced check volume, check truncation, and the passage of Check 21.  The Check Clearing for the 21st Century Act (“Check 21”), facilitates check truncation by authorizing substitute checks, thus impacting the demand for check and payment solutions.

•                  Revenue increases in EMEA of $4.8 million are the result strong sales in Europe of ECM solutions and the continued growth in the United Kingdom of managed services, as well as the impact of a weakening dollar on the conversion of revenue stated in foreign currencies.  These increases were somewhat offset, however, by continued decreases in maintenance revenue resulting from declines in the installed base of hardware and software.

•                  A decrease in ITSM of $1.7 million resulted from decreased revenue in the United States resulting from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs, somewhat offset by increased revenue from the expansion by ITSM of operations in Europe.

Factors expected to impact future revenue include changes in corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $24.7 million for the three months ended September 30, 2006, increased by $3.7 million or 17.6% from the comparable prior-year period.

•                  Gross profit in Americas was flat compared to the prior year.  Increases in revenue were offset by increases in costs.  The Americas gross profit percentage decreased from 34.2% to 24.1%.  The start-up nature of the Company’s managed services business contributed to the reduction in the America’s gross profit percentage relative to the amount of revenue generated.

•                  Increases in EMEA gross profit of $2.1 million or 25.6% also resulted from increased revenue, including the impact of currency conversion.  In addition, the gross profit margin increased from 32.2% to 34.0%.  This increase in gross profit margin is primarily a result of product mix.

•                  ITSM’s gross profit increased by $1.5 million or 39.5%.   Although revenue declined during the current quarter, the gross profit percentage increased from 11.6% to 17.1%, due to cost containment in the domestic operations.  ITSM is the major component in the maintenance and other services category on the Condensed Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $17.4 million for the three months ended September 30, 2006, decreased $1.6 million compared to the prior-year period.  Product-development expenses decreased by $0.3 million or 13.0% primarily due to the timing of research projects and the use of product development staff on customer projects.  Selling, general and administrative expenses (“SG&A”) decreased by $1.3 million or 7.8% primarily due to decreases in marketing and sales expenses caused by reduced headcount when compared with the prior year period.

Interest expense for the three months ended September 30, 2006 of $5.2 million increased $0.4 million as compared to the prior-year period, as a result of increased levels of borrowing under the Revolver.

Sundry items resulted in a net loss of $0.1 million for the three months ended September 30, 2006, compared to a net gain of $0.01 million, in the comparable prior-year period.  Foreign exchange losses of $0.2 million for the three months ended September 30, 2006 were compared with foreign exchange losses of $0.01 million in the comparable prior year period.

An income tax provision of $1.4 million for the three months ended September 30, 2006 is compared to a corresponding prior-year period income tax provision of $0.5 million.  The income tax provision for both periods related primarily to income from the Company’s international subsidiaries.  The effective tax rate differs from the statutory rate primarily due to the impact of different effective rates in some overseas jurisdictions and the impact of changes in the valuation allowance on net deferred tax assets.  The Company does not record a deferred tax benefit related to the taxable loss in the United States since all US tax benefits have a full valuation allowance.  The Company’s effective tax rate was approximately 65.9% for the three months ended September 30, 2006 as compared to (17.4%) for the corresponding prior-year period.

Comparison of Nine Months Ended September 30, 2006 and 2005

Consolidated revenue of $279.7 million for the nine months ended September 30, 2006 increased by $25.8 million or 10.2% from the comparable prior-year period.

•                  The Americas revenue increase of $20.1 million was primarily due to the start of managed services in the United States and strong sales of equipment into South America.  In addition, hardware maintenance revenue increased $3.6 million due to the addition of contracts related to the maintenance of third-party equipment.  These increases were partially offset by a decline in revenues related to the sale and installation of packaged solutions, as the demand for payments solutions continues to decline due to market trends, including reduced check volume, check truncation, and the passage of Check 21.

•                  Increases in EMEA revenue of $6.1 million are the result strong sales in Europe of ECM solutions and the continued growth in the United Kingdom of managed services, as well as the impact of a weakening dollar on the conversion of revenue stated in foreign currencies.  These increases were somewhat offset, however, by continued decreases in maintenance revenue resulting from declines in the installed base of hardware and software.

•                  ITSM revenue of $93.7 million decreased $0.3 million compared to the prior-year period.  Increased revenue from the expansion by ITSM of operations in Europe was offset by decreased revenue in the United States resulting from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.

Factors expected to impact future revenue include changes in corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $68.6 million for the nine months ended September 30, 2006, increased by $2.4 million or 3.6% from the comparable prior-year period.

•                  Gross profit decreased for Americas by $0.1 million or 0.4%.  Although revenue increased in Americas, the impact to gross profit was offset by a decrease in the Americas gross profit percentage from 32.5% to 26.1%.  The start-up nature of the Company’s managed services business contributed to the reduction in the America’s gross profit percentage relative to the amount of revenue generated.

•                  Increases in EMEA gross profit of $1.9 million or 6.5% resulted from increased revenues.  The gross profit margin, however, declined from 34.8% to 33.9%, resulting from a change in product mix.  The gross profit margin for EMEA on managed services is slightly lower than for product sales.

•                  ITSM’s gross profit increased $0.7 million or 7.5%.  An increase in the gross margin percentage from 9.9% to 10.7%, primarily due to cost reductions in the domestic operations.  ITSM is the major component in the maintenance and other services category on the Condensed Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $54.5 million for the nine months ended September 30, 2006, decreased $3.6 million compared to the prior-year period.  Product-development expenses decreased by $1.7 million or 23.9% primarily due to the timing of research projects and the use of product development staff on customer projects.  Selling, general and administrative expenses (“SG&A”) decreased by $1.9 million or 3.7% primarily due to decreases in marketing and sales expenses caused by decreased headcount when compared with the prior year period.

Interest expense for the nine months ended September 30, 2006 of $15.1 million increased $0.8 million from the comparable prior-year period due to increased borrowings on the Revolver.

Sundry items resulted in a net loss of $0.1 million for the nine months ended September 30, 2006, compared to a net loss of $0.7 million, in the comparable prior-year period.  Foreign exchange losses of $0.2 million for the nine months ended September 30, 2006 were compared with foreign exchange losses of $0.7 million in the comparable prior year period.

An income tax provision of $5.2 million for the nine months ended September 30, 2006 is compared to a corresponding prior-year period income tax provision of $3.1 million.  The income tax provision for both periods related primarily to income from the Company’s international subsidiaries.  The effective tax rate differs from the statutory rate primarily due to the impact of different effective rates in some overseas jurisdictions and the impact of changes in the valuation allowance on net deferred tax assets.  The Company does not record a deferred tax benefit related to the taxable loss in the United States since all US tax benefits have a full valuation allowance.  The Company’s effective tax rate was approximately (587.9%) for the nine months ended September 30, 2006 as compared to (49.3%) for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents and funds available under the Company’s revolving credit facility which matures May 1, 2008.  Funds availability under the revolving credit facility is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable (including accounts receivable of certain foreign subsidiaries), inventory, owned real property, machinery and equipment and pledged cash.

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

The Company’s cash and cash equivalents totaled $8.4 million at September 30, 2006, compared with $18.5 million at December 31, 2005.  Working capital decreased $16.1 million during the nine months ended September 30, 2006 to a working capital deficit of $22.1 million compared to a working capital deficit of $6.0 million at December 31, 2005.  The change in working capital resulting from the decrease in cash of $12.6 million, an increase in current debt obligations of $25.5 million and an increase in accounts payable and accrued liabilities of $5.4 million, somewhat offset by a $7.2 million decrease in deferred revenue and current maintenance contract deposits, an accounts receivable increase of $10.7 million, an inventory increase of $6.5 million and a prepaid expense increase of $3.2 million.

During the nine months ended September 30, 2006, the Company relied primarily on cash reserves and borrowing under the Revolver to fund operations. At September 30, 2006, the Company had available $9.6 million of borrowing capacity under the Revolver.

Operating activities used $23.5 million of cash and $15.7 million of cash in the nine months ended September 30, 2006 and 2005, respectively, an increase of $7.8 million.  During the nine months ended September 30, 2006, the $23.5 million utilization of cash in operations primarily related to increases in current working capital necessitated by the growth in revenue for managed services and new contracts for the maintenance of third party equipment.  In addition, a decline in the amount of maintenance contracts sold by the ITSM business resulted in decreased balances in maintenance contract deposits.

Increases in cash flow from a $3.5 million increase in net income were offset by cash utilized by changes in operating assets and liabilities was $10.1 million more than in the prior-year period.  The continued utilization of cash to fund operating activities has necessitated that the Company borrow from its Revolver during the nine months ended September 30, 2006.  The Company anticipates that this trend will continue through the remainder of 2006 and anticipates additional borrowing on the Revolver will be required.  Accounts receivable levels were higher at September 30, 2006 due to timing issues on certain customer billings and increased revenue, and inventory levels increased due to higher in-process and finished inventory related to items to be delivered later in 2006.

Investing activities used net cash of $12.3 million and $5.6 million in the nine months ended September 30, 2006 and 2005, respectively.  The Company used cash for purchases of property, plant and equipment of $14.6 million and $7.8 million in the nine months ended September 30, 2006 and 2005, respectively.  These were offset by decreases in the amount of restricted cash of $2.5 million and $3.9 million for the same periods.

Financing activities provided $24.1 million for the nine months ended September 30, 2006 compared with a use of $0.3 million for nine months ended September 30, 2005.  The financing activities for the nine months ended September 30, 2006 increased the Company’s debt while the use of cash in the prior year’s period related primarily to the reduction of the Company’s debt.

At September 30, 2006, the Company’s principal outstanding debt instruments consisted of (i) $25.3 million outstanding under the revolving credit facility maturing May 1, 2008 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due 2008, and (iii) $103.8 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”).  Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 1, 2008.  The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million.  On October 6, 2006, the Company and Heller entered into an amendment to the Revolver which provides for a $5 million Term Loan to the Company and reduces the availability under the Revolving Credit Facility from $40 million to $35 million. The total availability under the Loan and Security Agreement, however, remains at $40 million.  The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash.  Under this borrowing-base formula, the total availability at September 30, 2006 was $34.9 million.  At September 30, 2006, the Company had $25.3 million outstanding under the Revolver and no outstanding balance on letters-of-credit.  The availability remaining under the Revolver that the Company can draw was $9.6 million at September 30, 2006.  A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At September 30, 2006, the Company’s weighted average rate on the Revolver was 7.87%.

The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  The Revolver contains various representations, warranties and covenants, including financial covenants as to minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specified fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million.  At September 30, 2006, the Company was in compliance with all covenants under the Revolver.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes mature on June 1, 2008.  The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions.  At September 30, 2006, the Company was in compliance with all covenants under the Senior Notes.

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

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $2.1 million that pertained to computer software.  At September 30, 2006, the Company had financing arrangement balances outstanding of $1.2 million, of which $0.6 million was classified as current and $0.6 million was classified as long-term.  This arrangement accrues interest at a fixed 8.0% rate.  This arrangement is due in three annual installments of $0.7 million, which began January 2006.

Inflation.  Inflation has not had a material effect on the operating results of the Company.

Off Balance Sheet Arrangements.  The Company currently does not have any off balance sheet arrangements.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at September 30, 2006:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$199.1	$0.6	$198.5	$—	$—
Revolving credit facility	25.3	25.3	—	—	—
Interest obligations on long-term debt	41.3	17.5	23.8	—	—
Capital leases	2.3	0.9	1.0	0.4	—
Operating leases (non-cancelable)	17.1	5.6	5.5	2.0	4.0
Total Contractual	$285.1	$49.9	$228.8	$2.4	$4.0

Unused lines of credit	$9.6	$9.6	$—	$—	$—
Standby letters of credit	—	—	—	—	—
Total Commercial	$9.6	$9.6	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which requires that the Company recognize the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. Company is currently evaluating the impact of adopting SFAS 158 on the consolidated financial statements.  SFAS 158 also requires the Company to measure the funded status of its defined benefit plans as of the year-end balance sheet date no later than 2008. The Company already measures the funded status of its defined benefit plans as of the year-end balance sheet date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is subject to certain market risks arising from transactions in the normal course of its business, and from obligations under its debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At September 30, 2006, the Company had outstanding Senior Notes, due in 2008, of $94.0 million, with a fixed interest rate of 7.5%.  At September 30, 2006, the Company also had the Sponsor Note, due 2009, with a balance of $103.8 million. The Sponsor Note bears interest at a fixed rate of 10.0%.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At September 30, 2006, the Company’s weighted average rate on the Revolver was 7.87%. A balance of $25.3 million was outstanding under the Revolver at September 30, 2006.  Based on $25.3 million in borrowings under the Revolver, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $253,000 over a twelve-month period

 Foreign Currency Risk

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

For the nine months ended September 30, 2006, approximately $110.4 million or 39.5% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within Sundry, net in the accompanying consolidated statements of operations and totaled a loss of $0.2 million for the nine months ended September 30, 2006.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging instruments existed at September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, September 30, 2006, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  In addition, the disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within 90 days of September 30, 2006, and such information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  The Company will continue to evaluate disclosure controls on an ongoing basis.

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the third quarter of 2006.

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

31.1 — Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

31.2 — Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

32.1 — Certification of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

32.2 — Certification of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

(b)         Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/ Jeffrey D. Cushman
Jeffrey D. Cushman Senior Vice President on behalf of the registrant and as Chief Financial Officer

Dated: November 14, 2006