Form 10-K
period 2006-12-31
BANCTEC INC
filed 2007-04-02
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

As of December 31, 2006, the aggregate market value of common equity held by non-affiliates:  Not applicable

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	March 15, 2007
Common Stock, $0.01 Par Value	17,003,838
Class A common stock, $0.01 Par Value	1,181,946

DOCUMENTS INCORPORATED BY REFERENCE

None

BancTec, Inc.

Annual Report

on

Form 10-K

Year Ended December 31, 2006

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

PART I

ITEM 1. BUSINESS.

OVERVIEW

BancTec, Inc. (BancTec or the Company), a Delaware corporation, helps clients around the world simplify the process of managing their information.  The Company provides a wide range of solutions for automating complex, high-volume and data-intensive business processes for clients in the financial services, manufacturing, healthcare, government, services and utilities industries.  BancTec’s offerings include business solutions, business process outsourcing, technology products and infrastructure services.

Founded in 1972, the Company is headquartered in Irving, Texas and serves customers in more than 50 countries, with international revenue in 2006 representing approximately 40% of total revenues.

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

WCAS is one of the largest private equity investment firms in the U.S. focused exclusively on investments in three industries: information and business services, healthcare, and communications. Since its founding in 1979, WCAS has organized limited partnerships with total capital of more than $16 billion. The firm currently invests out of Welsh, Carson, Anderson & Stowe IX, L.P., a $3.8 billion equity fund, and WCAS Capital Partners IV, L.P., a $1.3 billion dedicated subordinated debt fund.

OPERATING SEGMENTS

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  In 2006, the Company reported its operations as three primary segments, Americas, EMEA, and ITSM. The operations of Americas and EMEA include manufacturing and supplies, maintenance of Company and third-party manufactured equipment, integrated systems, BancTec software products sold through Plexus Software (“Plexus”), a division of BancTec, and business process outsourcing services.  The ITSM operations include personal computer repair services and administration of third-party extended-service contracts.  ITSM provides warranty services, fulfillment services and related maintenance support to manufacturers of desktop and enterprise IT products in North America and Europe.

Americas and EMEA. These two operating segments are responsible for business in North, Central and South America (“Americas”) and Europe, Middle East and Africa (“EMEA”).  These two groups offer a similar portfolio of business process outsourcing, business solutions, technology products and infrastructure services to similar types of clients. The portfolio offerings focus primarily on payment and remittance processing, document and content processing and IT service management.  These solutions help drive operational efficiencies through automation of mission critical processes for some of the world’s largest credit card companies, financial institutions, insurance companies, government entities, service providers and consumer goods manufacturers.

Information Technology Service Management (“ITSM”). ITSM provides quality integrated support services to the evolving Information Technology industry, with focused deployment and ongoing support solutions for original equipment manufacturers (“OEM”), outsourcing services providers, systems integrators and technology manufacturers. These services result in cost savings, improved client satisfaction and increased revenues for BancTec’s clients.  ITSM provides warranty services, fulfillment services and related maintenance support to manufacturers of desktop and enterprise IT products in North America and Europe.

Note N – Business Segment Data and Note O – Geographic Operations, contained in Notes to the Consolidated Financial Statements, include detailed financial information concerning the Company’s segments and geographic areas.  The 2004 segment information has been conformed to the 2005 and 2006 presentation.

MARKETS SERVED

The Company’s portfolio of offerings generally incorporate advanced applications software developed by the Company and by third parties. These solutions may also include hardware developed and manufactured by the Company as well as by third parties.  Key applications provided by the Americas and EMEA business units focus on the document and content processing and payment and remittance processing markets.

Document and Content Processing.  The Company’s Document and Content Processing portfolio offers innovative solutions that simplify the capturing, processing and archiving of information across the enterprise. The Company has become a recognized leader in document and content processing by providing clients complete end-to-end solutions for credit card origination, loan/mortgage origination, accounts payable, document imaging and archiving, credit card and loan exceptions processing, claims processing and mailroom automation.  While many BancTec solutions are available ‘out of the box’, they can also be tailored without incurring high development costs and lengthy implementation timescales. Each BancTec solution can be rapidly deployed and easily adapted to changing requirements.

The Company’s document and content processing software technology, marketed under the eFIRST brand, is highly scaleable, designed for high-volume, complex and distributed environments.  eFIRST Capture provides a software solution to capture structured or unstructured documents from paper scanners, fax machines and e-mail and then extract key information needed to categorize, index and distribute the data to the appropriate person or department.  eFIRST Process is a Business Process Management tool that enables business process automation through analysis, modeling, development and deployment.  eFIRST Process provides intelligent workflow and routing of documents and cases in complex environments based on business rules.  eFIRST Archive can store large volumes of highly complex documents and provide multiple indices for improved search and retrieval.  These technologies are available as stand-alone, integrated with BancTec or third-party hardware, or as the foundation for a comprehensive outsourcing solution.

The Company also offers document and content processing hardware technology.  The DocuScan 9000, introduced in 2004, is a high-speed mixed document scanner designed to provide the highest hourly throughput in difficult paper handling applications.  The Company introduced the DocuScan 6000 in 2005 which offers an entry-level high-speed scanner with a compact physical size that can still digitize and process up to 260 pages per minute.

The Company provides a complete line of products and services to address the high-volume check or mixed document imaging environment.  In addition to the DocuScan family, the company offers the E-Series and X-Series transports.  The E-Series is a high-speed transport that can read and sort between 10,000 and 1,000,000 check-size documents per day.  The X-Series offers a mid-range transport for check and remittance processing which enables check and item-based transactions to be digitally captured, processed and retained.  To help companies achieve optimal performance in day-to-day check imaging operations, the Company offers its advanced image quality software, Image Sentry.

Payment and Remittance Processing.  The Company is focused on helping clients move into the new era of remittance processing by addressing current challenges around check conversion with ACH, ARC and check truncation with Check 21.  The passage of the Check Clearing for the 21st Century Act (“Check 21”), which facilitates check truncation by authorizing substitute checks, is expected to result in decreased demand for payment and check clearing solutions.  The Company’s suite of payment processing solutions take advantage of new technology advances, such as automatic image recognition and internet accessibility, to offset labor costs, facilitate timely research and handle complex transaction variations.  The Company’s payment processing technology suite includes eCap, a data capture application that automates check and list processing and the extraction of data from invoices or payment advices.  PayCourier Retail is a comprehensive remittance software solution for processing payment transactions, such as return documents, customer correspondences, customer envelopes and checks.  PayCourier Archive is a transaction archive solution that provides long-term data and image storage for remittance processing.

SERVICES PORTFOLIO

The Company employs a services portfolio approach to maximize the market penetration and revenue potential from our targeted geographies, horizontal markets and vertical industries.  This services portfolio consists of business process outsourcing, business solutions, infrastructure services and products.

Business Process Outsourcing.  Business Process Outsourcing (BPO) is defined as having the understanding of industry, market and business processes intimately enough to apply tools, methods, products and services to allow our clients to delegate a part of their business for us to manage and deliver through measurable performance metrics.  Because BancTec has a strong tradition of technology experience, service excellence and solution expertise, the Company is uniquely positioned for leadership in the rapidly growing market for Business Process Outsourcing (BPO).  BancTec has a long history of offering BPO in the U.K., and launched BPO services in the United States in 2005.  With outsourcing centers throughout the U.S. and Europe, BancTec offers BPO services for both document and content processing as well as payment and remittance processing.

Business Solutions.  Business Solutions are defined as the application of tools, methods and processes in conjunction with products and services to deliver business value to meet a client’s business need.  Utilizing a number of software technologies developed by BancTec and third party providers, as well as BancTec’s project implementation processes, the Company provides end-to-end Business Solutions to meet client needs.  These solutions are typically implemented at client locations and operated by client staff.

Infrastructure Services.  Infrastructure Services are defined as the management, support and maintenance of BancTec products and third party products within the IT infrastructure to deliver business and technical value to meet our clients’ business requirements.  The Company provides clients with system support for hardware and software products and provides expertise in the installation, repair and maintenance of large mission-critical, computer- driven electromechanical devices, such as reader/sorters and scanners, which involve imaging and paper handling.  The Company employs customer service engineers located in the United States and international locations to perform such service. The Company’s maintenance contracts usually include both parts and labor, and the contracts are typically renewed for five to seven years.  In addition, the Company markets a full range of consumable supplies that complement the Company’s document processing systems.

Products.  Products are defined as BancTec hardware, software and consumables, as well as, third party hardware and software to meet a client’s technology needs.  The Company incorporates these Products as an integral part of our Business Solutions.  We utilize these products in delivering our Business Process Outsourcing solutions and we offer these products to market through indirect sales.

GEOGRAPHIC LOCATIONS

There are no significant risks associated with foreign operations other than the fluctuation of international currencies (in Europe), political environments and economic cycles.  The Company does not currently hedge its foreign currency exposure.  Note O – Geographic Operations, contained in Notes to the Consolidated Financial Statements, includes detailed financial information concerning the Company’s geographic operations.

PRODUCT DEVELOPMENT

The Company is engaged in ongoing software and hardware product development activities for both new and existing products, employing approximately 106 people for such activities as of December 31, 2006.

The following table sets forth the Company’s product development expenses:

	For the years ended December 31,
	2006	2005	2004
	(dollars in thousands)

Product Development Expenses	$7,275	$8,823	$7,768
Percent of Total Revenue	1.9%	2.6%	2.2%

Current expenditures are concentrated on developing new applications for the Company’s product lines and improving and expanding existing products. Additional product development funding is provided by customers for customer-specific development activities, which is not included in the expense outlined above, but is instead part of cost of sales in the accompanying Consolidated Statement of Operations.  There can be no assurance that the Company’s development efforts will result in successful commercial products. Many risks exist in developing new product concepts, adapting new technology and introducing new products to the market.

BancTec’s Document and Content Processing business is organized around a set of solutions (both licensed and outsourced) and high-level reusable components that form the basis of vertical solutions for specific markets.

The Document and Content Solution set includes; A/P Master, a complete solution for accounts payable automation, Document and Image Archive, a hosted capture and archive service, Remit Cycle 360, a  comprehensive transaction exchange cycle for the healthcare market that includes providers, payers and banks and eFIRST Origin, a web based mortgage and loan origination solution.

The three core modules in the eFIRST™ suite of solutions are; generic document capture system (eFIRST Capture), business process automation (eFIRST Process) and archiving (eFIRST Archive).  In addition, the Company will add key managed services capabilities to these products.

eFIRST Capture captures, sorts and processes data from many types of documents, such as e-mail, web, scanned documents, faxes and web-forms, and provides real-time access to this data for subsequent use.

eFIRST Process provides a technology platform and user tools to construct workflows, business rules, data views, user environments and access permission models that integrate with existing systems and people to automate business processes.

eFIRST Archive addresses the secure, structured storage and future retrieval of data.

Image Capture. In 2007, the Company plans to continue developing options for the DocuScan 9000 system and make strategic market-based investments in the E-Series and X-Series transports.  All other products are now effectively in a sustaining mode only of development.

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

CUSTOMER DIVERSIFICATION

For the years ended December 31, 2006, 2005 and 2004, Dell, accounted for 19.5%, 15.5%, and 17.4%, respectively, of the total revenue of the Company.  The Company’s ten largest customers accounted for 48.6%, 45.0%, and 44.3%, of the Company’s revenues for the years ended December 31, 2006, 2005, and 2004 respectively.

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

MANUFACTURING-SUPPLIERS

The Company’s hardware and systems solutions are assembled using various purchased components such as PC monitors, minicomputers, image electronics, encoders, communications equipment and other electronic devices. Certain products are purchased from sole source suppliers. The Company generally has contracts with these suppliers that are renewed periodically. The Company has not experienced, nor does it foresee any significant difficulty in obtaining necessary components or subassemblies; however, if the supply of certain components or subassemblies was interrupted without sufficient notice, the result could be an interruption of product deliveries.

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

EMPLOYEES

At December 31, 2006, the Company employed approximately 2670 full-time employees. None of the Company’s employees is represented by a labor union. The Company has never experienced a work stoppage.

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

Business and Economic Conditions

Demand for the Company’s services could be adversely impacted by economic and political uncertainty.  A general economic downturn may adversely impact customers’ demand for information technology outsourcing, business processing outsourcing and systems integration services.  The Company’s sales are concentrated to businesses in industries involving high volume transaction processing, including banking, financial services, insurance, health care and high technology, and to governmental agencies.  Business or economic conditions, such as consolidation with the industry, that cause customers in these industries to reduce or delay their investments in document processing products and solutions, such as those offered by the Company, could have a material adverse effect on the Company, including its business, operating results, financial condition and prospects.

Technological Changes and Product Transitions

The Company’s industry is characterized by continuing improvement in technology, which results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics.  The Company must incorporate these new technologies into its products and solutions in order to remain competitive. The Company may not be able to continue to manage technological transitions.  A failure on the part of the Company to effectively manage the transition of its product lines to new technologies on a timely basis could have a material adverse effect, specifically reductions in sales, on the Company.  In addition, the Company’s business depends on technology trends in its customers’ businesses.  Many of the Company’s traditional products depend on the efficient handling of paper-based transactions.  To the extent that technological changes impact the future volume of paper transactions, the Company’s traditional business may be adversely impacted.

Competition

The business processing outsourcing and the information technology outsourcing industries are highly competitive.  Certain of the Company’s competitors have greater financial resources and may develop solutions or services which may make the Company’s service offerings obsolete.  These situations may impact the Company’s ability to win new contracts or develop and expand service offerings.  In addition, competition places downward pressure on operating margins, particularly for technology outsourcing contract extensions or renewals.  As a result, the Company may not be able to maintain current operating margins for technology outsourcing contracts extended or renewed in the future.

Contract Profitability

The pricing and other terms of customer contracts require the Company to make estimates and assumptions at the time these contracts are entered into that could differ from actual results.  These estimates reflect the Company’s best judgments regarding the nature of the contract and the expected costs to provide the contracted services.  In addition, some contracts require significant investments in the early stages, which are expected to be recovered over the life of the contract through billings for services.  Increased or unexpected costs or unanticipated delays in the implementation of the services or decreases in the actual work volumes generated under the contracts could make these contracts less profitable or unprofitable.

Customer concentration

The Company’s success depends upon retention of significant customers.  For the year ended December 31, 2006, the top ten customer accounted for 48.6% of total revenue. Customers may be lost due to merger or acquisition, business failure, contract expiration, conversion to a competitor, or conversion to an in-house system.  The Company cannot guarantee that they will be able to retain long-term relationships or secure renewals of current contracts in the future.  Significant decreases in the volumes under contracts with these significant customers or the loss of any significant customer could leave the Company with a higher level of fixed costs than is necessary to service remaining customers.

Key personnel

The Company’s ability to grow and provide customers with competitive solutions and services is partially dependent on the ability to attract and retain highly motivated people with the skills to serve customers.  In addition, the Company’s operations depend on the continued efforts of the executive officers and on senior management.  If the Company fails to attract, train and retain key management and technically skilled people, the financial condition and results of operations could be materially and adversely affected.

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

A facility located in Dallas, Texas was sold in October 2005 for $1.6 million, resulting in a loss of $1.2 million.  In addition, during February 2005, the Company consolidated personnel from another owned facility in Dallas, Texas to its facility in Irving, Texas.  This facility was also sold in November 2005 for $3.5 million, resulting in no gain or loss.

As of December 31, 2006, the Company owned or leased numerous facilities throughout the world to support its operations. The Company believes that these facilities are adequate to meet its ongoing needs. The loss of any of the Company’s principal facilities could have an adverse impact on operations in the short term. The Company has the option to renew its facility leases or believes it can replace them with alternate facilities at comparable cost. The Irving manufacturing facility, which the Company owns, is the primary location for the Company’s administration, assembly and manufacturing activities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings.  None of those current proceedings is currently expected to have an outcome that is material to the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected consolidated historical financial data for the periods indicated.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis  of  Financial Condition and Results of Operations”  and the Consolidated Financial Statements of the Company for the three years ended December 31, 2006, 2005 and 2004, and the related notes thereto.

	Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002 (A)
	(In thousands)
Revenue	$379,479	$344,898	$360,726	$378,891	$379,433
Gross profit	97,238	87,490	87,406	97,112	96,205
Operating expenses	73,321	73,935	71,598	73,242	70,968
Interest expense	20,326	19,166	19,098	19,473	33,080
Income (loss) from continuing operations before income taxes	3,943	(5,672)	(3,606)	6,456	700
Income tax expense (benefit)	4,785	1,623	13,621	(11,370)	344
Net income (loss)	(842)	(7,295)	(17,227)	17,826	59,126

Total assets	212,597	197,214	216,065	239,515	231,395
Working capital (deficit)	(19,518)	(5,988)	11,531	12,337	(8,877)
Long-term debt, less current maturities	201,841	199,063	197,823	197,823	201,723
Series A preferred stock	18,040	18,040	18,040	16,568	14,856
Series B preferred stock	13,520	13,520	13,520	10,609	8,324
Stockholders’ deficit	(169,625)	(171,985)	(159,703)	(152,636)	(161,724)

(A)            In November 2002, the Company completed the sale of BancTec Japan.  For financial statement purposes, the sale was treated as a discontinued operation.  As a result, the financial data above has been restated for 2002 to reflect the continuing operations of the Company.

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

Highlights

The Company experienced several shifts in its business during the year ended December 31, 2006.  During the year, the Company began offering business process outsourcing services in the United States, building on the experience gained in business process outsourcing market in Europe over the last several years.  In addition, the Company experienced continued expansion of the ITSM business in European markets.  The US hardware maintenance business, which has been in decline over the last several years, experienced growth in 2006 due to the addition of significant contracts for the maintenance of third party electromechanical equipment.  Other factors continue to impact the Company, including reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s Americas and EMEA segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including check truncation (the process whereby banks are able to truncate original checks and to process check information electronically), which impacts domestic and international markets.

The Company continues to introduce new product offerings in its document and content management solutions as well as expand its managed services business in North America.  In addition, the Company continues to seek reductions in operating costs.

During the year ended December 31, 2006, the Company experienced declines in maintenance contract deposits related to the personal computer repair business, which significantly impacted cash from operation.  These declines can be attributed  to two primary factors.  First, the overall amount of extended maintenance contracts have declined as a result of continued declines in prices of personal computers.  As businesses and consumers have paid less per unit for personal computers, the purchase of extended maintenance contracts has declined as businesses and individuals choose to replace rather than repair.  Second, the price per contract has declined due to competitive pressure from other service providers and also due to declines in the per unit price of personal computers.

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

•                  Goodwill and other intangible assets

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

Business process outsourcing

The Company provides business process outsourcing services under contracts under a unit-price or fixed-price basis, which may extend up to 10 or more years.  If a contract involves the provision of a single element, revenue is generally recognized when the Company performs the services or processes transactions in accordance with contractual performance standards.  Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output.  Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  In some of these arrangements, the Company hires customer employees and becomes responsible for certain customer obligations.  The Company continuously reviews and reassesses the estimates of contract profitability. Circumstances that potentially affect profitability over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which the Company is paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver the services, and other factors affecting revenues and costs.

Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the Transition and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Deferred amounts are recoverable in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.  (See discussion of critical accounting policy for goodwill and other intangible assets.)

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

Goodwill and Other Intangible Assets.  The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  Goodwill is not amortized but rather is tested at least annually for impairment. The impairment test is based on fair value compared to the recorded value at a reporting unit level. Reporting units are defined as an operating segment or one level below. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (“Income Approach”) and the fair value of a reporting unit as compared to similar publicly traded companies (“Market Approach”). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins, among other factors.  Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill.  The Company performs the annual test for impairment as of December 31, each year.  No impairment of goodwill has been deemed necessary for 2006 and 2005.

Components of the Company’s goodwill and other intangibles include amounts that are foreign currency denominated.  These amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the accompanying consolidated balance sheet.  Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142. The following is a summary of goodwill balances as of December 31, 2006 by reporting unit.

	US Operations	SDS Applications, Ltd.	BancTec Canada	Total
Balance at January 1, 2006	$41,236	$497	$240	$41,973
Goodwill impairment	—	—	—	—
Additions in Fiscal 2006	—	79	—	79
Changes due to foreign currency translation	—	69	—	69
Balance at December 31, 2006	$41,236	$645	$240	$42,121

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

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized outsourcing contract cost balance.  If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such a determination is made.  The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially under-perform in the future, as compared to the bide model that was developed as part of the original proposal process and subsequent annual budgets.  No impairment of contract acquisition costs has been recorded for the year ended December 31, 2006.

See Note F for a summary of other intangible assets.

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

The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the Plan), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.

Incentive Options. During the years ended December 31, 2006 and 2005, the Company granted 462,500 and 640,000 incentive options, respectively.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or not less than 110% of the fair market value in certain circumstances).  Options granted in 2004, 2005 and 2006 vest over a four-year period at 25% per year.

Non-qualified stock options. No non-qualified stock options were granted during the years ended December 31, 2006 and 2005.  When granted under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant.

At December 30, 2005, with board of directors’ approval, all stock options were repriced from a previous strike price of $9.25 to a strike price of $2.25.  No other provisions of the stock options were modified.

The following table illustrates the effect on net loss as if compensation for the Company’s stock option plans had been determined in conformance with SFAS No. 123 for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Net loss applicable to common stock, as reported	$(7,295)	$(21,610)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(55)	(17)
Pro Forma net loss	$(7,350)	$(21,627)

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

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

Year Ended December 31, 2006
Share-based compensation expense recorded as selling, general and administrative, net of tax benefit of $0	$249

The current and revised fair value of each stock-option grant was estimated with the following weighted-average assumptions and results:

	Years Ended December 31,
Weighted Average	2006	2005	2004
Risk free interest rate	4.67%	4.70%	4.10%
Expected life	10 years	10 years	10 years
Expected volatility	40.0%	40.0%	40.0%
Fair value of options granted	$0.44	$0.42	$0.12

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2006 and December 31, 2005

Consolidated revenue of $379.5 million for the year ended December 31, 2006 increased by $34.6 million or 10.0% from the comparable prior-year period.

•                  The Americas revenue increase of $24.1 million was partially due to $15.2 million of revenue from the start of business process outsourcing services in the United States in 2006.  The majority of the business process outsourcing revenue related to a significant seven year contract involving three processing centers which process transactions for multiple customers.  In addition, these processing centers contain excess capacity which provides the Company the opportunity to process volumes from additional contracts without significant expansion of fixed overhead.  The increase in revenue was also related to $5.6 million of equipment sales into South America.  In addition, hardware maintenance revenue increased $6.6 million due to the addition of contracts related to the maintenance of third-party equipment.  These increases were partially offset by a decline in revenues related to the sale and installation of packaged solutions, as the demand for payments solutions continues to decline due to market trends, including reduced check volume, check truncation, and the passage of Check 21.  The Check Clearing for the 21st Century Act (“Check 21”) facilitates check truncation by authorizing substitute checks, thus negatively impacting the demand for check and payment solutions.

•                  The ITSM decrease of $3.0 million resulted from decreased revenue in the United States of $14.2 due to pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs, somewhat offset by increased revenue of $11.2 million from the expansion by ITSM of operations in Europe.

•                  Revenue increases in EMEA of $13.5 million are the result strong sales in Europe of document and content processing solutions, increasing $7.4 and the continued growth in the United Kingdom of business processing outsourcing, which contributed an additional $4.1 million of revenue, as well as the impact of a weakening dollar on the conversion of revenue stated in foreign currencies.

Consolidated gross profit of $97.2 million increased by $9.7 million or 11.10% from the comparable prior-year period.

•                 Gross profit decreased in Americas by $1.9 million or 4.6%.  Although revenue in Americas increased, the overall gross profit decreased due to the gross profit percentage decreasing from 33.8% to 27.4%.  The start-up nature of the Company’s business process outsourcing business contributed to the reduction in the America’s gross profit percentage relative to the amount of revenue generated.  In addition, the hardware maintenance contracts added in the current year carried a lower gross profit percentage due to higher inventory and labor costs associated with maintaining third-party equipment.

•                  Increases in EMEA gross profit of $7.5 million or 20.6% resulted primarily from increased revenue.  A higher gross profit percentage also contributed to the improved gross profit, increasing from 33.1% to 34.3%, resulting from cost efficiencies.

•                  ITSM’s gross profit increased $4.2 million or 42.0%.  Although revenue decreased, the gross margin percentage increased from 7.9% to 11.5%, primarily due to cost reductions in the domestic operations.  ITSM is the major component in the maintenance and other services category on the Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $73.3 million represented a decrease of $0.6 million compared to the comparable prior-year period. Operating expenses, by component, changed primarily as follows: (1) Product development expenses decreased $1.5 million compared to the prior year primarily due to the focused realignment of research and development expenditures against future product strategies and marketing plans.  (2) Selling, general and administrative expenses increased by $0.9 million or 1.4%, primarily due to increased sales expenses and increased amortization of intangible assets.

Interest expense for the year ended December 31, 2006 of $20.3 million represented an increase of $1.1 million compared to the prior-year period.  This increase resulted from the increased level of amounts borrowed under the Revolver.

Sundry items resulted in a net gain of $0.1 million during the year ended December 31, 2006 as compared to a net loss of $0.8 million during the comparable prior-year period.  This decrease is primarily due to lower foreign exchange transaction gains incurred in the current year.

An income tax provision of $4.8 million for the year ended December 31, 2006, is compared to a corresponding prior-year income tax provision of $1.6 million.  The Company’s effective income tax rate was approximately 121.4 % as compared to (28.6%) for the corresponding prior-year period.  The Company recorded an additional valuation allowance of $5.1 million on deferred income tax assets generated in 2006 to reduce that asset to a carrying amount that is more likely than not to be realizable.  As a result, the Company’s effective income tax rate is greatly elevated relative to the prior year.  If no additional valuation allowance had been required, the Company’s effective income tax rate would have been 20.9%.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit facility, as discussed below, which matures May 30, 2008, and by internally generated funds from operations.  Funds availability under the revolving credit facility is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, real property, machinery and equipment and pledged cash.  General economic conditions, decreased revenues from the Company’s maintenance contracts, and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity.  The Company believes that cash from available borrowings under its revolving credit facility,  other sources of funding, existing cash balances and a commitment from WCAS to purchase up to $15 million in Series B Preferred stock for cash, will be sufficient to fund its operations for at least the next 12 months.

The Company’s cash and cash equivalents, including restricted cash, totaled $12.2 million at December 31, 2006, compared to $21.7 million at December 31, 2005.  The working capital deficit increased $13.5 million to a working capital deficit of $19.5 million at December 31, 2006.  The change in working capital was primarily due to the decrease in cash as well as an increase of $31.4 million in the Revolver and other current obligations.  These were somewhat offset by decreases in deferred revenue and current maintenance contract deposits totaling $12.4 million.  During the year ended December 31, 2006, the Company experienced continued declines in maintenance contract deposits due to two primary factors.  First, the overall amount of extended maintenance contracts have declined as a result of continued declines in prices of personal computers.  As businesses and consumers have paid less per unit for personal computers, the purchase of extended maintenance contracts have declined as businesses and individuals choose to replace rather than repair.  Second, the price per contract has declined due to competitive pressure from other service providers and also due to declines in the per unit price of personal computers.  In addition, increases in accounts receivable of $7.7 million and inventory of $4.0 million contributed to the decrease in working capital.

During 2006, the Company relied on cash reserves and borrowings from the Revolver to fund operations. At December 31, 2006, the Company’s remaining availability under the Revolver, as hereinafter defined, was $4.3 million, of which the Company could draw $4.3 million.

Operating activities utilized $16.9 million of cash in 2006 and $12.8 million of cash in 2005, an increase of $4.1 million.  Cash from operations before changes in working capital generated $19.9 million of cash for the year ended December 31, 2006, an increase of $11.3 million over the prior year.  This was offset by the utilization of cash resulting from decreases in working capital assets and liabilities of $36.8 million for the current year, an increase of $15.3 million over the prior year.   This increase in cash utilized by working capital activities mainly consisted of additional decreases in accounts payable and accrued expenses of $15.3 million and additional decreases in deferred revenue and maintenance contract deposits of $2.4 million, somewhat offset by increases in accounts receivable of $8.9 million.  In addition, cash used in operating activities was impacted by $2.6 million of interest paid in-kind on the Sponsor Note in the current year.  The decision to defer interest on the Sponsor Note accrued through December 31, 2006, was made in January 2007.  However, this transaction qualifies as a Type I subsequent event and is therefore reflected in the consolidated financial statements as a 2006 transaction.

Investing activities used net cash of $23.2 million during 2006 compared to $14.0 million in 2005. The uses of cash for 2006 consisted of purchases of property, plant and equipment of $19.1 million and spending on intangible assets of $4.7 million.  The uses of cash for 2005 consisted of purchases of property, plant and equipment of $14.5 million and business and asset acquisitions of $5.4 million, offset by cash received from the sale of fixed assets of $5.1 million.  In addition, changes in restricted cash balances decreased $0.7 million from the prior year period.

Financing activities provided $30.1 million of net cash in 2006 compared to the use of $0.5 million of net cash in 2005.  In 2006, cash was provided by net borrowings under the Revolver less payments on capital leases and other financing arrangements.  Uses of cash in 2005 consisted primarily of reductions to the Company’s debt and capital lease obligations.

At December 31, 2006, the Company’s principal outstanding debt instruments consisted of (i) $31.5 million under the revolving credit facility maturing May 30, 2008 (which is more fully described below) (ii) $94.0 million of 7.5% Senior Notes due 2008, and (iii) $107.2 million Sponsor Notes due 2009.  As of December 31, 2006, the Company’s foreign subsidiaries had no outstanding borrowings.  The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

The Company continually reviews its various lines of business to assess their contribution to the Company’s business plan and from time to time considers the sale of certain assets in order to raise cash or reduce debt.  Accordingly, the Company from time to time has explored and may explore possible asset sales by seeking expressions of interest from potential bidders.  However, as of December 31, 2006, the Company has not entered into any binding agreements or agreements in principle to sell any assets and there can be no assurance that any such asset sales will occur or, if they occur, as to the timing or amount of proceeds that such assets sales may generate.

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”).  Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 30, 2008.  The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million.  On October 6, 2006, the Company and Heller entered into an amendment to the Revolver which provides for a $5 million Term Loan to the Company and reduces the availability under the Revolving Credit facility from $40 million to $35 million.  In, addition, on March 22, 2007, the Company and Heller entered into an amendment to the Revolver which provides for an additional $10.0 million Term Loan to the Company, thus reducing the availability under the Revolver from $35.0 million to $25.0 million.  The total potential availability under the Loan and Security agreement, however, remains at $40 million.

The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash.  At December 31, 2006, the Company had $31.5 million outstanding under the Revolver and $0.4 million outstanding on letters-of-credit.  The current borrowing base availability under the Revolver that the Company can draw was $4.3 million at December 31, 2006.  A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At December 31, 2006, the Company’s weighted average rate on the Revolver was 7.58%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at December 31, 2006 of $2.5 million represents cash in escrow from a customer deposit.

The Revolver contains various representations, warranties and covenants, including financial covenants as to minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specific fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million.  The fixed charge coverage ratio test was triggered for the three months ended December 31, 2006.  At December 31, 2006, the minimum fixed charge coverage ratio required under the Revolver was 0.9, compared to the actual fixed charge coverage ratio of 1.64.  At December 31, 2006, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  The Company’s Senior Notes (the “Senior Notes”) accrue interest at a fixed 7.5% rate which is due and payable in semi-annual installments. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions.  At December 31, 2006 and 2005, the Company had $94.0 million outstanding on the Senior Notes.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The interest payments began September 30, 1999.  The Sponsor Note matures on July 22, 2009.

As provided under the agreement, the Sponsor Note holder, WCAS, elected to defer the quarterly payment for the quarter ended December 31, 2006 of $2.6 million plus the deferred financing fee of $0.8 million, which increased the principal amount of the Sponsor Note by $3.4 million.  WCAS had previously elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million. Such elections required the Company to incur a deferred financing fee of 30.0% of the amount of each interest payment deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  WCAS may, at its election, defer each future quarterly payment under similar terms. At December 31, 2006 and 2005, the Company had $107.2 million and $103.8 outstanding on the Sponsor Note, respectively.

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $1.8 million that pertained to computer software.  At December 31, 2006, the Company had financing arrangement balances outstanding of $1.2 million, of which $0.6 million was classified as current and $0.6 million was classified as long-term.  The balance outstanding under financing arrangements at December 31, 2005 was $1.8 million.  This arrangement accrues interest at a fixed 8.0% rate.  This arrangement is due in three annual installments which began January 2006.

Equity Line of Credit.  Effective December 31, 2006, the Company and its majority shareholder, WCAS, entered into an arrangement whereby WCAS provided a commitment to purchase up to an additional $15.0 million of Series B Preferred stock for cash.  No accounting recognition has been given to this right of BancTec to put its Series B Preferred stock, upon occurrence of certain events, to WCAS, primarily due to the parent/subsidiary nature of the arrangement.  As of December 31, 2006, no stock had been purchased under this commitment.

Preferred Stock – Series A.  As of December 31, 2006, the carrying amount of the Series A Preferred stock was $18.0 million and the stated value of the Series A Preferred stock, including accumulated but unpaid dividends, was $201.32 per share.

Preferred Stock – Series B. As of December 31, 2006, the carrying amount of the Series B Preferred stock was $13.5 million and the stated value of the Series B Preferred stock, including accumulated but unpaid dividends, was $380.63 per share.

Inflation.  Inflation has not had a material effect on the operating results of the Company.

OFF BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at December 31, 2006:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$202.4	$0.6	$201.8	$—	$—
Revolving credit facility	31.5	31.5	—	—	—
Interest obligations on long-term debt	37.0	17.9	19.1	—	—
Capital leases	2.1	0.8	0.9	0.4	—
Operating leases (non-cancelable)	18.4	6.4	6.2	2.6	3.2
Total Contractual	291.4	57.2	228.0	2.9	3.2

Unused lines of credit	$4.3	$4.3	$—	$—	$—
Standby letters of credit	0.4	0.4	—	—	—
Total Commercial	$4.7	$4.7	$—	$—	$—

Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be cancelled without penalty.  The Company had no purchase obligations at December 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements, but believes there will be no material impact when adopted.

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which requires that the Company recognize the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The funded status is measured by the difference between plan assets at fair value and the projected benefit obligation in its statement of financial position.  The Company is currently evaluating the impact of adopting SFAS 158 on the consolidated financial statements, but believes there will be no material impact when adopted.  SFAS 158 also requires the Company to measure the funded status of its defined benefit plans as of the year-end balance sheet date no later than 2008. The Company already measures the funded status of its defined benefit plans as of the year-end balance sheet date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is subject to certain market risks arising from transactions in the normal course of its business, and from obligations under its debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At December 31, 2006 and 2005, the Company had outstanding Senior Notes, due in 2008, of $94.0 million, with a fixed interest rate of 7.5%.  At December 31, 2006 and 2005, the Company also had the Sponsor Note, due 2009, with a balance of $107.2 million and $103.8 million, respectively. The Sponsor Note bears interest at a fixed rate of 10.0%.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At December 31, 2006, the Company’s weighted average rate on the Revolver was 7.58%.  A balance of $31.5 million was outstanding under the Revolver at December 31, 2006.  At this level, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $315,000 over a twelve-month period

The estimated fair values of the outstanding Senior Notes and the Sponsor Note, based upon recently completed market trades, comparable borrowing rates and the relative seniority preference of the instruments under certain circumstances, were $87.2 million and $66.9 million at December 31, 2006 and 2005, respectively, for the Senior Notes, and $89.1 million and $61.2 million at December 31, 2006 and 2005, respectively, for the Sponsor Note.  The Company does not expect changes in fair value of the Senior Notes or the Sponsor Note to have a significant effect on the Company’s operations, cash flow or financial position.

Foreign Currency Risk

The Company’s international subsidiaries operate in approximately 11 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $153.6 million or 40.4% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within Sundry, net in the accompanying consolidated statements of operations and were not material in 2006, 2005 or 2004.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging instruments existed at December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BANCTEC, INC.

All other schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BancTec, Inc.

Irving, TX

We have audited the accompanying consolidated balance sheets of BancTec, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, comprehensive income (loss), and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 Dallas, Texas

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BancTec, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flow of BancTec, Inc. and subsidiaries for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flow of BancTec, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
March 31, 2005

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$9,615	$18,540
Restricted cash	2,542	3,205
Accounts receivable, less allowance for doubtful accounts of $838 and $1,110 at December 31, 2006 and 2005, respectively	65,674	58,020
Inventories, net	23,792	19,807
Prepaid expenses	7,284	5,488
Other current assets	329	1,115
Total current assets	109,236	106,175

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	874	874
Field support spare parts	33,017	34,853
Systems and software	54,520	52,263
Machinery and equipment	22,376	21,094
Furniture, fixtures and other	10,597	9,573
Buildings	20,769	20,716
Construction in process	17,680	5,483
	159,833	144,856
Less accumulated depreciation and amortization	(119,639)	(114,932)
Property, plant and equipment, net	40,194	29,924

OTHER ASSETS:
Goodwill	42,121	41,973
Other intangible assets, less accumulated amortization of $1,160 and $297 at December 31, 2006 and 2005, respectively	4,711	5,018
Outsourcing contract costs, less accumulated amortization of $526 at December 31, 2006	3,963	—
Deferred income taxes	8,886	10,336
Other assets	3,486	3,788
Total other assets	63,167	61,115
TOTAL ASSETS	$212,597	$197,214

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	December 31,
	2006	2005
CURRENT LIABILITIES:
Current obligations under capital leases, financing arrangements and revolver	$32,843	$1,095
Trade accounts payable	19,727	19,870
Other accrued expenses and liabilities	29,252	31,293
Deferred revenue	19,199	21,505
Maintenance contract deposits	23,367	33,453
Income taxes payable	4,366	4,947
Total current liabilities	128,754	112,163

OTHER LIABILITIES:
Long-term debt and financing arrangements	201,841	199,063
Non-current maintenance contract deposits	3,577	11,466
Pension liability	23,355	22,719
Other liabilities	6,655	5,748
Total other liabilities	235,428	238,996
Total liabilities	364,182	351,159
COMMITMENTS AND CONTINGENCIES (Note M)

SERIES A PREFERRED STOCK - issued and outstanding, 100,667 shares at December 31, 2006 and 2005	18,040	18,040

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at December 31, 2006 and December 31, 2005
Series B convertible preferred stock - issued and outstanding, 35,520 shares at December 31, 2006 and 2005	13,520	13,520
Common stock - authorized, 21,800,000 shares of $0.01 par value at December 31, 2006 and 2005:
Common stock - issued and outstanding 17,003,838 shares at December 31, 2006 and 2005	170	170
Class A common stock - issued and outstanding 1,181,946 shares at December 31, 2006 and 2005	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,904	122,655
Accumulated deficit	(294,384)	(293,542)
Accumulated other comprehensive loss	(15,573)	(18,526)
Total stockholders’ deficit	(169,625)	(171,985)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212,597	$197,214

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
REVENUE
Equipment and software	$136,136	$126,676	$137,842
Maintenance and other services	243,343	218,222	222,884
	379,479	344,898	360,726
COST OF SALES
Equipment and software	78,726	74,986	90,148
Maintenance and other services	203,515	182,422	183,172
	282,241	257,408	273,320
Gross profit	97,238	87,490	87,406

OPERATING EXPENSES
Product development	7,275	8,823	7,768
Selling, general and administrative	66,046	65,112	63,830
	73,321	73,935	71,598
Income from operations	23,917	13,555	15,808

OTHER INCOME (EXPENSE):
Interest income	236	710	718
Interest expense	(20,326)	(19,166)	(19,098)
Sundry, net	116	(771)	(1,034)
	(19,974)	(19,227)	(19,414)
INCOME (LOSS) BEFORE INCOME TAXES	3,943	(5,672)	(3,606)
INCOME TAX EXPENSE	4,785	1,623	13,621
NET LOSS	(842)	(7,295)	(17,227)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	—	—	(4,383)
NET LOSS APPLICABLE TO COMMON STOCK	$(842)	$(7,295)	$(21,610)

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Series		Class				Accumulated
	B		A		Additional		Other
	Preferred	Common	Common	Subscription	Paid in	Accumulated	Comprehensive
	Stock	Stock	Stock	Warrants	Capital	Deficit	Loss	Total
Balance at December 31, 2003	$—	$170	$12	$3,726	$127,038	$(269,020)	$(14,562)	$(152,636)

Series B Preferred Stock	10,609	—	—	—	—	—	—	10,609
Foreign currency translation adjustments	—	—	—	—	—	—	1,577	1,577
Net loss	—	—	—	—	—	(17,227)	—	(17,227)
Minimum pension liability, net of tax of $1,336	—	—	—	—	—	—	(554)	(554)
Series A preferred stock dividends	—	—	—	—	(1,359)	—	—	(1,359)
Series B preferred stock dividends	2,911	—	—	—	(2,911)	—	—	—
Accretion of discount	—	—	—	—	(113)	—	—	(113)
Balance at December 31, 2004	$13,520	$170	$12	$3,726	$122,655	$(286,247)	$(13,539)	$(159,703)

Foreign currency translation adjustments	—	—	—	—	—	—	(2,088)	(2,088)
Net loss	—	—	—	—	—	(7,295)	—	(7,295)
Minimum pension liability, net of tax of $1,243	—	—	—	—	—	—	(2,899)	(2,899)
Balance at December 31, 2005	$13,520	$170	$12	$3,726	$122,655	$(293,542)	$(18,526)	$(171,985)

Foreign currency translation adjustments	—	—	—	—	—	—	2,452	2,452
Net loss	—	—	—	—	—	(842)	—	(842)
Minimum pension liability, net of tax of $445	—	—	—	—	—	—	501	501
Stock-based compensation expense	—	—	—	—	249	—	—	249
Balance at December 31, 2006	$13,520	$170	$12	$3,726	$122,904	$(294,384)	$(15,573)	$(169,625)

See notes to consolidated financial statements.

BANTEC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net loss	$(842)	$(7,295)	$(17,227)
Foreign currency translation adjustments	2,452	(2,088)	1,577
Decrease (Increase) to minimum pension liability, net of tax	501	(2,899)	(554)
Total comprehensive income (loss)	$2,111	$(12,282)	$(16,204)

See notes to consolidated financial statements.

BANCTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(842)	$(7,295)	$(17,227)
Adjustments to reconcile to cash flows (used in) provided by operations:
Depreciation and amortization	14,130	15,956	15,913
Recovery (provision) for doubtful accounts	981	146	(229)
Deferred income tax expense (benefit)	2,456	(2,324)	9,580
Loss on disposition of property, plant and equipment	447	1,976	978
Loss on sale of unconsolidated subsidiary	—	—	1,280
Interest paid in-kind	2,596	—	—
Other non-cash items	154	182	340
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,431)	(14,283)	(6,350)
(Increase) decrease in inventories	(3,741)	2,268	85
(Increase) decrease in other assets	(203)	295	807
(Decrease) increase in trade accounts payable	(2,196)	5,729	1,357
Decrease in deferred revenue & maintenance contracts deposits	(20,692)	(18,265)	(13,055)
(Decrease) increase in other accrued expenses and liabilities	(4,536)	2,798	818
Cash flows used in operating activities	(16,877)	(12,817)	(5,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,145)	(14,499)	(6,751)
Proceeds from sale of property, plant and equipment	—	5,086	297
Decrease in restricted cash	663	851	15,522
Purchase of intangibles	(4,727)	(1,825)	—
Purchase of business, net of cash acquired	—	(3,610)	—
Proceeds from sale of unconsolidated subsidiary	—	—	2,955
Cash flows (used in) provided by investing activities	(23,209)	(13,997)	12,023

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of capital lease and financing obligations	(1,237)	(467)	(1,175)
Proceeds (payments) on short-term borrowings, net	31,532	(1)	1
Debt issuance costs	(200)	(70)	(50)
Cash flows provided by (used in) financing activities	30,095	(538)	(1,224)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,066	(1,539)	347
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,925)	(28,891)	5,443
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	18,540	47,431	41,988

CASH AND CASH EQUIVALENTS—END OF YEAR	$9,615	$18,540	$47,431

SUPPLEMENTAL DISCLOSURES OF INFORMATION:
Cash paid during the period for:
Interest	$18,940	$19,170	$17,774
Taxes	$3,499	$1,596	$2,774

See notes to consolidated financial statements.

BANCTEC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BancTec, Inc. (BancTec or the Company), a Delaware corporation, is a worldwide provider of comprehensive enterprise content management, image capture devices, infrastructure support services and payment processing solutions. The Company helps customers create business efficiencies through innovative technology and services by combining advanced web-enabled imaging and workflow technologies with both BancTec-manufactured equipment and third-party equipment. These solutions are subsequently maintained and supported by the Company’s service operations. The Company is also a leading provider of personal computer maintenance services for major computer companies, government and corporate customers.  See Note N for further discussion of Company business structure.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less.  Restricted cash at December 31, 2006 and 2005 of $2.5 million and $3.2 million, respectively, represents cash in escrow from a customer deposit.

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

From July 1, 2006 forward, parts purchased to support the repair operations of the ITSM business segment have been classified as inventory rather than field support spare parts (“spare parts”), which are categorized as fixed assets in the accompanying consolidated balance sheets.  The Company made the decision to reduce the number of items that were repaired by the Company.  Instead these parts are being handled through the parts vendors using an advanced exchange program whereby the part is ordered and used for the repair with the old part sent back to the parts vendor.  The Company then receives a credit from the vendor for a percentage of the part cost when the old part is received by them.  As a result fewer parts fit the definition of a field support spare part.  Parts on hand at June 30, 2006, will continue to be classified as field support spare parts until utilized, at which point they will be retired.

At least quarterly, the Company evaluates the carrying amount of inventory based on the identification of excess and obsolete inventory. The Company’s evaluation involves a multi-factor approach incorporating the stratification of inventory by time held and the stratification of inventory by risk category, among other factors.  The approach incorporates both recent historical information and management estimates of trends. The Company’s approach is intended to take into consideration potential excess and obsolescence caused by a decreasing installed base, engineering changes and end of manufacture.  If any of the factors of the Company’s estimate were to deteriorate, additional reserves may be required. The inventory reserve calculations are reviewed periodically and additional reserves are recorded as deemed necessary.  Inventory reserves as of December 31, 2006 and 2005 were $14.7 million and $12.6 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets, as follows:

Field support spare parts	2 to 5 years
Systems and software	3 to 8 years
Machinery and equipment	5 to 7 years
Leasehold improvements	Lesser of 5 to 7 years or the life of the lease
Furniture and fixtures	5 to 7 years
Buildings	40 years

Depreciation expense is reflected in both cost of sales and selling, general and administrative expense.  Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $12.7 million, $15.7 million, and $15.9 million, respectively.

Property, plant and equipment still under construction are classified on the accompanying Consolidated Balance Sheets as Construction in Process.   The increase in Construction in Process during the year ended December 31, 2006 of $12.2 million is primarily a result of the capitalization of costs related to the implementation of new ERP software to be used by the Company.  This new software is expected to be placed in service for internal use in the second quarter of 2007.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  Goodwill is not amortized but rather is tested at least annually for impairment. The impairment test is based on fair value compared to the recorded value at a reporting unit level. Reporting units are defined as an operating segment or one level below. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (“Income Approach”) and the fair value of a reporting unit as compared to similar publicly traded companies (“Market Approach”). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins, among other factors.  Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill.  The Company performs the annual test for impairment as of December 31, each year.  No impairment of goodwill has been deemed necessary for 2006 and 2005.

Components of the Company’s goodwill and other intangibles include amounts that are foreign currency denominated.  These amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the accompanying consolidated balance sheet.

On November 15, 2005, the Company completed the acquisition of 100% of the common stock of SDS Applications Limited which included goodwill of $0.5 million and other intangibles of $3.0, both of which are foreign currency denominated (Note D).

Goodwill previously classified as unallocated has been allocated to the reporting units as required by SFAS No. 142. The following is a summary of goodwill balances as of December 31, 2006 by reporting unit.

	US Operations	SDS Applications, Ltd.	BancTec Canada	Total
Balance at January 1, 2006	$41,236	$497	$240	$41,973
Goodwill impairment	—	—	—	—
Additions in Fiscal 2006	—	79	—	79
Changes due to foreign currency translation	—	69	—	69
Balance at December 31, 2006	$41,236	$645	$240	$42,121

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

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized outsourcing contract cost balance.  If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such a determination is made.  The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially under-perform in the future, as compared to the bid model that was developed as part of the original proposal process and subsequent annual budgets.  No impairment of contract acquisition costs has been recorded for the year ended December 31, 2006.

See Note F for a summary of other intangible assets.

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

Business process outsourcing

The Company provides business process outsourcing services under contracts under a unit-price or fixed-price basis, which may extend up to 10 or more years.  If a contract involves the provision of a single element, revenue is generally recognized when the Company performs the services or processes transactions in accordance with contractual performance standards.  Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output.  Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  In some of these arrangements, the Company hires customer employees and becomes responsible for certain customer obligations.  The Company continuously reviews and reassesses the estimates of contract profitability. Circumstances that potentially affect profitability over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which the Company is paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver the services, and other factors affecting revenues and costs.

Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the Transition and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Deferred amounts are recoverable in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.  (See discussion of critical accounting policy for goodwill and other intangible assets.)

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the year ended December 31, 2006, 2005 and 2004 were $7.3 million, $8.8 million and $7.8 million, respectively.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The Company’s foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

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

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive income (loss). Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction (losses) gains for the years ended December 31, 2006, 2005, and 2004 were $(0.2) million, $(0.8) million, and $0.3 million, respectively.  The Company does not currently hedge any of its net foreign currency exposure

Accrued Vacation

Prior to June 30, 2006, vacation was earned and accrued as the employee worked.  A maximum of one week of unused vacation could be carried over to the subsequent year and any earned but unused vacation would be paid to the employee upon termination.  Beginning June 30, 2006, the vacation policy was changed for U.S. employees to specify that vacation is provided as a company benefit, and is not earned and does not accrue.  As a result, unused vacation is not payable upon termination, unless specifically provided for by state law.  In addition, no unused vacation is eligible to be carried over to subsequent calendar years.  As a result of this change in policy, the Company adjusted its vacation accrual to be equal to the unused vacation for employees in those states which require vacation be paid upon termination.  Accrued vacation was $2.1 million and $3.2 million at December 31, 2006 and 2005, respectively.  This change was applied prospectively during the quarter ended June 30, 2006 and resulted in an immaterial impact to the Company’s financial statements.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk for these instruments are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas.

The Company sells its products to customers under specified credit terms in the normal course of business. These customers’ businesses can generally be classified as banking, personal computer manufacturers, financial services, insurance, healthcare, government agencies, utilities and telecommunications. During 2006, 2005, and 2004, the Company derived 19.5%, 15.5%, and 17.4%, respectively, of revenues from a single customer, Dell. The loss of this revenue could have a material adverse effect on the Company.  The revenue from this single source is entirely in the Information Technology and Service Management (“ITSM”) business segment.

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

Senior notes: The Company estimated fair value for 2006 based on an average value of recently completed market trades, resulting in a yield-to-maturity of approximately 13.08%.  The number of actual trades is limited; therefore the result may vary if a widely-traded market environment existed.

Sponsor Note: The Company estimated fair value at December 31, 2006, using a yield-to-maturity of approximately 18.08%, based on a premium to the Senior notes discussed above.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2006		2005
	(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9,615	$9,615	$18,540	$18,540
Restricted cash	2,542	2,542	3,205	3,205
Senior Notes	93,975	87,162	93,975	66,924
Sponsor Note	107,223	89,102	103,848	61,170

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

The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

Effective July 1, 2000, the Company adopted the 2000 Stock Plan (the Plan), which provides for the grant to employees of incentive options, non-qualified stock options, and restricted stock awards.

Incentive Options. During the years ended December 31, 2006 and 2005, the Company granted 462,500 and 640,000 incentive options, respectively.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or not less than 110% of the fair market value in certain circumstances).  Options granted in 2004, 2005 and 2006 vest over a four-year period at 25% per year.

Non-qualified stock options. No non-qualified stock options were granted during the years ended December 31, 2006 and 2005.  When granted under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant.

At December 30, 2005, with board of directors’ approval, all stock options were repriced from a previous strike price of $9.25 to a strike price of $2.25.  No other provisions of the stock options were modified.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding–December 31, 2004	1,775,240	31,760	2.25
Granted	640,000	—	2.25
Forfeited	(71,500)	—	2.25
Exercised	—	—	—
Options outstanding–December 31, 2005	2,343,740	31,760	2.25
Granted	462,500	—	2.25
Forfeited	(127,000)	—	2.25
Exercised	—	—	—
Options outstanding–December 31, 2006	2,679,240	31,760	2.25

Options and awards expire and terminate the earlier of 10 years from the date of grant or three months after the date the employee ceases to be employed by the Company.  The weighted average remaining contractual life of the outstanding options is 7.64 years and 8.25 years at December 31, 2006 and 2005, respectively.

At December 31, 2006, options to purchase 2,711,000 shares were outstanding, of which 1,027,150 were vested.  All options outstanding have an exercise price of $2.25.  No options have been exercised in 2006 or 2005.

The following table presents the vested status of all options outstanding at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Total options outstanding	2,711,000	2,375,500
Vested options	1,027,150	560,975
Non-vested options	1,683,850	1,814,525
Compensation related to non-vested options	$571	$637
Weighted average period over which remaining compensation is to be recognized	1.98 years	2.60 years

The number of options which vested in 2006 was 491,750 options, and these options have an average grant date fair value of between $0.42 and $0.44 per share.

The Company had previously adopted the provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” through disclosure only.  Under the intrinsic-value method, compensation expense is recorded only to the extent that the strike price is less than fair value on the measurement date.  All options granted in 2004 and 2005 were issued at or above fair value, and therefore no stock-based compensation was recorded.  In addition, at December 30, 2005, when the options were repriced, creating variable plan accounting, no stock-based compensation was recorded in accordance with APB 25, as the repriced options had no intrinsic value on the date of the change.

The following table illustrates the effect on net loss as if compensation for the Company’s stock option plans had been determined in conformance with SFAS No. 123 for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Net loss applicable to common stock, as reported	$(7,295)	$(21,610)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(55)	(17)
Pro Forma net loss	$(7,350)	$(21,627)

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

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations for the year ended December 31, 2006:

Year Ended December 31, 2006
Share-based compensation expense recorded as selling, general and administrative, net of tax benefit of $0	$249

The current and revised fair value of each stock-option grant was estimated with the following weighted-average assumptions and results:

	Years Ended December 31,
Weighted Average	2006	2005	2004
Risk free interest rate	4.67%	4.7%	4.1%
Expected life	10 years	10 years	10 years
Expected volatility	40.0%	40.0%	40.0%
Fair value of options granted	$0.44	$0.42	$0.12

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements, but believes there will be no material impact when adopted.

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which requires that the Company recognize the over-funded or under-funded status of the Company’s defined benefit post-retirement plans as an asset or liability in the Company’s 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.  The funded status is measured by the difference between plan assets at fair value and the projected benefit obligation in its statement of financial position.  The Company is currently evaluating the impact of adopting SFAS 158 on the consolidated financial statements, but believes there will be no material impact when adopted.  SFAS 158 also requires the Company to measure the funded status of its defined benefit plans as of the year-end balance sheet date no later than 2008. The Company already measures the funded status of its defined benefit plans as of the year-end balance sheet date.

Reclassification

Certain amounts have been reclassified from the prior years to conform to the current year presentation.   The accompanying Consolidated Statements of Operations reflects reclassifications in 2004 to conform to the 2005 and 2006 presentation related to the allocation by the Company of overhead costs between selling, general and administrative expense and cost of sales.

NOTE B – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following non-cash investing and financing transactions:

	Years Ended December 31,
	2006	2005	2004
Capital lease obligation incurred for lease of computer hardware	$1,301	$1,179	$287
Inventory put in service as fixed assets	458	1,532	105
Financing obligation incurred for purchase of computer software	—	1,860	—
Purchases of fixed assets included in accounts payable at year end	1,614	—	—

NOTE C - RESTRUCTURING

Restructuring.  As a part of the Company’s focus on cost efficiency, management makes ongoing staff reductions as needed.  Severance charges are included in the cost of sales, selling, general and administrative and product development expense line items in the accompanying consolidated Statements of operations.  Consistent with the provision of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, severance liabilities are accrued when the amount of liability is determined and has been communicated to the employee.

Changes to the Company’s accrued severance liability, included in Other Accrued Expenses and Liabilities in the accompanying consolidated balance sheets, during the years ended December 31, 2004, 2005 and 2006 are summarized as follows:

	US Solutions	ITSM	International	Corp/Elims	Total
Balance at January 1, 2004	$466	$—	$56	$—	$522

Severance expense	1,310	949	393	829	3,481
Severance paid	(1,130)	(949)	(444)	(177)	(2,700)
Balance at December 31, 2004	$646	$—	$5	$652	$1,303

Severance expense	329	399	183	301	1,212
Severance paid	(759)	(399)	(121)	(813)	(2,092)
Balance at December 31, 2005	$216	$—	$67	$140	$423

Severance expense	557	890	127	111	1,685
Severance paid	(590)	(890)	(183)	(251)	(1,914)
Balance at December 31, 2006	$183	$—	$11	$—	$194

NOTE D - ACQUISITIONS

Purchase Combination

On November 15, 2005, the Company completed the acquisition of 100% of the common stock of SDS Applications Limited for a net purchase price of $3.9 million plus a contingent payment of up to $0.4 million.  This contingent payment has not been and is not currently recorded at December 31, 2006, as the liability is not yet probable, SDS Application Limited provides mortgage and trading software to the commercial market.

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

NOTE E – INVENTORIES, NET

Inventory consists of the following:

	December 31,
	2006	2005
	(In thousands)
Raw materials	$10,128	$9,503
Work-in-progress	4,656	3,305
Finished goods	23,724	19,550
	38,508	32,358
Less inventory reserves	(14,716)	(12,551)
Inventories, net	$23,792	$19,807

NOTE F – INTANGIBLE ASSETS

A summary of amortizable intangible assets as of December 31, 2006 and 2005 is as follows:

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net
Outsourcing contract costs	$4,489	$526	$3,963
Customer and other intangible assets	5,871	1,160	4,711
Total amortizable intangible assets	$10,360	$1,686	$8,674

	December 31, 2005
	Gross Carrying Value	Gross Carrying Value	Gross Carrying Value
Outsourcing contract costs	$—	$—	$—
Customer and other intangible assets	5,315	297	5,018
Total amortizable intangible assets	$5,315	$297	$5,018

Outsourcing contract costs consist of certain costs associated with contract acquisition and related direct and incremental costs and are capitalized in accordance with SOP 81-1 and Technical Bulletin 90-1.  Contract acquisition costs include direct incremental costs associated with contract negotiation, such as legal fees, and costs incurred to transform customer processes and technology in direct support of implementing the contract terms and conditions, such as labor and travel costs.

These costs are amortized on a pro-rata basis over the term of the contract.  See Note A under Goodwill and Other Intangible Assets for additional discussion of the accounting policies for outsourcing contract costs.

Amortization related to intangible assets was $1.7 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.

NOTE G - DEBT AND OTHER LIABILITIES

Debt and other obligations consist of the following:

	December 31,
	2006	2005
	(In thousands)
Senior Notes, due 2008	$93,975	$93,975
Revolving Credit Facility	31,533	1
Senior Subordinated Sponsor Note, unsecured, due 2009	107,223	103,848
Financing Arrangement	1,286	1,860
	234,017	199,684
Less: Current portion	32,176	621
	$201,841	$199,063

Revolving Credit Facility. The Company has a revolving credit facility (the “Revolver”) provided by Heller Financial, Inc. (“Heller”).  Effective March 31, 2006, the Company and Heller entered into an amendment to the Revolver which extended the maturity date from May 30, 2006 to May 30, 2008.  The committed amount is $40 million, with a letter-of-credit sub-limit of $10 million.  On October 6, 2006, the Company and Heller entered into an amendment to the Revolver which provides for a $5.0 million Term Loan to the Company and reduces the availability under the Revolver from $40 million to $35 million.  In, addition, on March 22, 2007, the Company and Heller entered into an amendment to the Revolver which provides for an additional $10.0 million Term Loan to the Company, thus reducing the availability under the Revolver from $35.0 million to $25.0 million.  The total potential availability under the Loan and Security agreement, however, remains at $40 million.

The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash.  At December 31, 2006, the Company had $31.5 million outstanding under the Revolver and $0.4 million outstanding on letters-of-credit.  The availability remaining under the Revolver that the Company can draw was $4.3 million at December 31, 2006.  A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.  The balance outstanding under the Revolver is classified in current obligations in the accompanying Consolidated Balance Sheets.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At December 31, 2006, the Company’s weighted average rate on the Revolver was 7.58%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at December 31, 2006 and 2005 of $2.5 million and $3.2 million represents cash in escrow from a customer deposit.

The Revolver contains various representations, warranties and covenants, including financial covenants as to minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specific fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million.  The fixed charge coverage ratio test was triggered for the three months ended

December 31, 2006.  At December 31, 2006, the minimum fixed charge coverage ratio required under the Revolver was 0.9, compared to the actual fixed charge coverage ratio of 1.64.  At December 31, 2006, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  The Company’s Senior Notes (the “Senior Notes”) accrue interest at a fixed 7.5% rate which is due and payable in semi-annual installments. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions.  At December 31, 2006 and 2005, the Company had $94.0 million outstanding on the Senior Notes.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The interest payments began September 30, 1999.  The Sponsor Note matures on July 22, 2009.

As provided under the agreement, the Sponsor Note holder, WCAS, elected to defer the quarterly payment for the quarter ended December 31, 2006 of $2.6 million plus the deferred financing fee of $0.8 million, which increased the principal amount of the Sponsor Note by $3.4 million.  WCAS had previously elected to defer quarterly interest payments of $4.0 million for each of the June 2000 through September 2001 quarterly periods resulting in an increase in the principal amount of the Sponsor Note totaling $33.8 million. Such elections required the Company to incur a deferred financing fee of 30.0% of the amount of each interest payment deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  WCAS may, at its election, defer each future quarterly payment under similar terms. At December 31, 2006 and 2005, the Company had $107.2 million and $103.8 outstanding on the Sponsor Note, respectively.

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $1.8 million that pertained to computer software.  At December 31, 2006, the Company had financing arrangement balances outstanding of $1.2 million, of which $0.6 million was classified as current and $0.6 million was classified as long-term.  The balance outstanding under financing arrangements at December 31, 2005 was $1.8 million.  This arrangement accrues interest at a fixed 8.0% rate.  This arrangement is due in three annual installments which began January 2006.

Equity Line of Credit.  Effective December 31, 2006, the Company and its majority shareholder, WCAS, entered into an arrangement whereby WCAS provided a commitment to purchase up to an additional $15.0 million of Series B Preferred stock for cash.  No accounting recognition has been given to this right of BancTec to put its Series B Preferred stock, upon occurrence of certain events, to WCAS, primarily due to the parent/subsidiary nature of the arrangement.  As of December 31, 2006, no stock had been purchased under this commitment.

Capital Leases.  During 2004, the Company entered into a capital lease for $0.2 million that pertained to computer hardware.  During 2005, the Company entered into an additional capital lease for $0.2 million that pertained to computer hardware.  Amounts due under capital leases are recorded as liabilities.  During 2006, the Company entered into a capital lease for $1.3 million that pertained to imaging equipment to be used in the Company’s BPO operations.  The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Consolidated Balance Sheets.  Assets under capital lease were $2.8 million and $1.6 million as of December 31, 2006 and 2005, respectively.  Amortization of assets recorded under capital leases is included in depreciation expense.  The current obligations under capital leases are classified in the Current Liabilities section of the accompanying consolidated balance sheets and the non-current portion of capital leases are included in Other Liabilities.

At December 31, 2006, the Company had capital lease balances outstanding of $1.8 million, of which $0.7 million was classified as current and $1.1 million was classified as long-term.  At December 31, 2005, the Company had capital lease balances outstanding of $1.3 million.

The Company had no outstanding foreign-credit balances as of December 31, 2006.

As of December 31, 2006 the future maturities of debt are as follows:

Year	(In thousands)
2007	$32,129
2008	94,618
2009	107,223
2010	—
2011	—
Thereafter	—
$233,970

The Company paid cash totaling $18.9 million, $19.2 million, and $17.8 million, for interest during the twelve months ended December 31, 2006, 2005, and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company capitalized no interest costs.

NOTE H – REDEEMABLE PREFERRED STOCK

SERIES A PREFERRED STOCK

In September 2000, the Company issued 100,000 shares of $0.01 par value Series A Preferred Stock to WCAS, its primary owners in exchange for $15.0 million in cash.  The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends of $3,040 million at December 31, 2006.  The Company has the right to redeem the Series A Preferred Stock at any time by paying for each share the “stated value” per share as of the redemption date. In addition, upon the occurrence of certain events, as defined, and upon the approval of a majority of the holders of the Series A Preferred Stock, the Company would be required to redeem the shares.  Due to the redemption rights at the option of the holder, the Series A Preferred Stock is classified as mezzanine equity.  Each share of Series A Preferred Stock includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share. Common stock exercisable by the warrant totals 750,000 shares and may be exercised at any time from the date of purchase.

On November 1, 2002, Intermediate Holding contributed $100,000 to the Company in exchange for 667 shares of Series A Preferred Stock of the Company.  These shares do not include warrants.

For the year ended December 31, 2004, accretion of the related discount and accrued but unpaid dividends totaled $1.7 million.  Effective January 1, 2005, the Series A Preferred Stock agreement was amended to eliminate the dividends payable on the Series A Preferred Stock.  As a result, no dividends were accrued during the year ended December 31, 2005 and 2006.    As of December 31, 2006, the carrying amount of the Series A Preferred Stock was $18.0 million and the stated value per share, including accumulated but unpaid dividends, was $201.32.

SERIES B PREFERRED STOCK

In February 2001, the Company issued 35,520 shares of $0.01 par value Series B Preferred Stock to its primary owners, WCAS in exchange for $5.3 million in cash.  The aggregate liquidation preference/redemption value at December 31, 2006 and 2005 is $13.5 million, including accumulated and unpaid dividends. The Company has the right to redeem the Series B Preferred Stock at any time by paying for each share the Stated Value per share as of the redemption date. Each share of Series B Preferred Stock is convertible into shares of Common Stock at any time. The number of shares of Common Stock is determined by multiplying the number of shares being converted by $150.00 and dividing the result by $8.325 per share. The conversion rate is subject to various adjustments (for anti-dilution).  The Company is required to keep available approximately 640,000 common shares for issuance upon conversion of all outstanding shares of Series B Preferred Stock.

For the year ended December 31, 2004, accrued but unpaid dividends totaled $2.9 million.  Effective January 1, 2005, the Series B Preferred Stock agreement was amended to eliminate the dividends payable on the Series B Preferred Stock.  As a result, no dividends were accrued during the year ended December 31, 2005 and 2006.  As of December 31, 2006, the stated value per share of the Series B Preferred, including accumulated but unpaid dividends, was $380.63.

NOTE I - OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)
Salaries, wages and other compensation	$12,089	$11,903
Accrued taxes, other than income taxes	5,299	4,376
Accrued interest payable	860	3,200
Accrued invoices and costs	2,025	1,586
Other	8,979	10,228
	$29,252	$31,293

NOTE J - TAXES

The income tax expense (benefit) on net (loss) income consists of the following:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$(968)	$184	$(42)
State	(10)	(406)	153
Foreign	3,308	4,169	3,930
Total current	2,330	3,947	4,041
Deferred:
Federal	—	—	8,919
State	—	—	81
Foreign	2,455	(2,324)	580
Total deferred	2,455	(2,324)	9,580
	$4,785	$1,623	$13,621

The difference between the income tax provision on net (loss) income computed at the statutory federal income tax rate and the financial statement provision for taxes is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Provision (benefit) at U.S. statutory rate of 35% for all periods	$1,380	$(1,985)	$(1,262)
Increase in tax expense resulting from:
Impact of foreign and Puerto Rico income tax rate	(685)	13	203
State income tax, net of federal income tax benefit	(491)	(333)	109
Change in valuation allowance	4,487	1,490	9,695
Permanent differences	1,165	2,577	4,669
Other, net	(1,071)	(139)	207
	$4,785	$1,623	$13,621

The Company paid cash totaling $3.5 million, $1.6 million, and $2.8 million for income taxes during the years ended December 31, 2006, 2005 and 2004, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005
	(In thousands)
Gross deferred tax assets:
Net operating losses	$59,663	$56,687
AMT credit carryforwards	101	101
Inventory reserves	6,211	4,671
Receivable allowance	173	292
Intangible assets previously deducted	638	—
Deferred revenues	7,027	10,183
Deferred compensation	3,349	3,045
Foreign timing differences, net	8,792	9,059
Depreciation	3,683	3,761
Other	2,582	2,975
Total gross deferred tax asset	92,219	90,774
Gross deferred tax liability:
Intangible assets previously deducted	—	(506)
Total gross deferred tax liability	—	(506)
Deferred tax asset valuation reserve	(83,022)	(78,832)
Net deferred tax asset	$9,197	$11,436

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

 Components of the valuation allowance are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Valuation allowance at beginning of year	$78,832	$76,184	$63,874
(Decrease) increase in valuation allowance	(596)	(2,602)	10,305
Tax deductible loss	5,144	5,187	1,612
Other	(358)	63	393
Valuation allowance at end of year	$83,022	$78,832	$76,184

Company’s effective tax rate was 121.4%, (28.6%), (377.7%) for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company’s foreign and domestic net operating loss carryforwards of $165.0 million expire as follows: $5.5 million in 2007, $0.2 million in the period from 2014 through 2019, $134.9 million in the period from 2020 through 2027, and $24.4 million with no expiration.

Components of net (loss) income before income tax expense (benefit) are as follows:

	Years Ended December 31,
	2006	2005	2004
United States	$(16,121)	$(20,400)	$(16,441)
Foreign	20,064	14,728	12,835
Net(loss) income	$3,943	$(5,672)	$(3,606)

Undistributed earnings of foreign subsidiaries included in continuing operations were approximately $25.6 million, $17.0 million, and $17.7 million, at December 31, 2006, 2005 and 2004, respectively.  No taxes have been provided on the undistributed earnings as they are considered to be permanently reinvested.

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

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Creation Act.  As of December 31, 2006, the Company does not plan to apply the 85 percent dividends received deduction for any repatriated accumulated income.

As a matter of course, the Company is regularly examined by federal, state and foreign tax authorities. Although the results of these examinations are uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on the Company’s financial statements

NOTE K - EMPLOYEE BENEFIT PLANS

US 401(K) Plan

The Company’s Employees’ Savings Plan allows substantially all full-time and part-time U.S. employees to make contributions defined by Section 401(k) of the Internal Revenue Code. Beginning January 1, 2006 the Company’s 401(k) Plan changed to match 10% of the first 5% of the participants’ qualifying total pre-tax contributions.  No amounts were expensed under the plan for the years ended December 31, 2005 and 2004, as no matching contributions were made in these years.  For the year ended December 31, 2006, the Company recorded expense of $0.2 million for matching contributions.

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

The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension fund.

	Years Ended December 31,
	2006	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$43,527	$35,784	$26,856
Service cost	956	877	446
Interest cost	2,202	1,870	1,586
Participant’s contributions	813	618	728
Actuarial loss	(1,789)	9,102	3,975
Amendments	—	—	—
Benefits paid	(290)	(377)	(108)
Foreign-exchange rate changes	6,125	(4,347)	2,301
Benefit Obligation at end of year	51,544	43,527	35,784

Change in Plan Assets
Estimated fair value of plan assets at beginning of year	20,808	17,443	13,434
Actual return on plan assets	1,583	3,736	990
Employer contribution	2,145	1,482	1,269
Employee contribution	813	618	728
Benefits paid	(290)	(377)	(108)
Foreign-exchange rate changes	3,134	(2,094)	1,130
Estimated fair value of plan assets at end of year	28,193	20,808	17,443

Funded status	(23,351)	(22,719)	(18,341)
Unrecognized actuarial loss	16,188	17,136	12,994
Net amount recognized	$(7,163)	$(5,583)	$(5,347)

The accumulated benefit obligation was equal to the projected benefit obligation for years ended December 31, 2006, 2005 and 2004.

The components of the net periodic benefit cost are as follows:

	Years Ended December 31,
	2006	2005	2004
Service Cost	$956	$877	$446
Interest Cost	2,202	1,870	1,586
Expected return on plan assets	(1,306)	(1,070)	(1,095)
Amortization of transition amount	—	—	—
Amortization of prior service cost	—	—	—
Recognized actuarial loss	1,055	638	431
Net periodic benefit cost	$2,907	$2,315	$1,368

	Years Ended December 31,
	2006	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31
Discount Rate	5.20%	4.75%	5.55%
Rate of compensation increase	2.50%	2.50%	2.60%

	Years Ended December 31,
	2006	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount Rate	4.75%	5.55%	5.80%
Expected asset return	5.56%	6.20%	7.60%
Rate of compensation increase	2.50%	2.60%	2.50%

The net pension liability at December 31, 2006 and 2005 was $23.4 million and $22.7 million, respectively.  This liability is classified in Other Liabilities in the accompanying Consolidated Balance Sheets.  The (decrease) increase in minimum liability included in other comprehensive loss for the years ended December 31, 2006, 2005 and 2004 was $(1.5) million, $4.1 million, and $1.9 million respectively.

The weighted average asset allocations for the Company’s defined benefit plans at December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005
Domestic and overseas equities	81.1%	65.1%
UK government and corporate bonds	18.8%	33.8%
Cash	0.1%	1.1%
Total	100.0%	100.0%

The Company’s investment policy related to the defined benefit plans is to continue to maintain investments in government gilts and highly rated bonds as a means to reduce the overall risk of assets held in the funds.  No specific targeted allocation percentages have been set by category, but are at the direction and discretion of the plan trustees.  During 2006, all contributions made to the fund were in these categories.

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $2.3 million to the pension plan during 2007, based on current plan provisions.

Pension benefit payments expected to be paid to plan participants are as follows:

Year	(In Thousands)
2007	$284
2008	313
2009	357
2010	481
2011	488
2012-2016	4,592
Total	$6,462

Executive Deferred Compensation Plan

The Company has individual arrangements with seven former executives in the U.S. which provide for fixed payments to be made to each individual beginning at age 65 and continuing for 20 years.  This is an unfunded plan with payments to be made from operating cash of the Company.  The weighted average discount rate used as of December 31, 2006 and 2005 was 5.8% and 5.25%, respectively.  Benefit payments of $0.2 million and $0.2 million were made during each of the years ended December 31, 2006 and 2005, respectively.  The expense for the years ended December 31, 2006 and 2005 was $0.02 million and $0.9 million, respectively, a portion of which related to the change in discount rate.  The balance of this obligation is $4.0 million and $4.2 million as of December 31, 2006 and 2005, respectively, and is classified in Other Liabilities in the accompanying consolidated balance sheets.  Benefit payments expected to be paid to plan participants in 2007 are $0.3 million.

NOTE L - WARRANTY LIABILITY

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

Changes to the Company’s warranty liability, which is reported as a component of other accrued expenses and liabilities in the accompanying consolidated balance sheet during the year ended December 31, 2005 and 2006 are summarized as follows:

(In thousands)
Balance at January 1, 2005	$180

Warranties issued	208
Claims paid/settlements	(205)
Changes in liability for pre-existing warranties	—
Balance at December 31, 2005	$183

Warranties issued	97
Claims paid/settlements	(210)
Changes in liability for pre-existing warranties	—
Balance at December 31, 2006	$70

NOTE M - COMMITMENTS AND CONTINGENCIES

Leases. The Company leases certain sales and service office facilities and equipment under non-cancelable operating leases expiring through year 2017. Total Company rent expense for the years ended December 31, 2006, 2005, and 2004 was $7.8 million, $6.5 million, and $8.4 million, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

Year	(In thousands)
2007	$6,376
2008	4,292
2009	1,927
2010	1,403
2011	1,191
Thereafter	3,217
$18,406

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

NOTE N - BUSINESS SEGMENT DATA

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  Management has chosen to structure the organization around product lines and geography.

In 2006, the Company reported its operations as three primary segments, Americas, EMEA, and ITSM. The operations of Americas and EMEA include manufacturing and supplies, maintenance of Company-manufactured and related products, integrated systems, BancTec software products sold through Plexus Software (“Plexus”), a division of BancTec, and business processing outsourcing services.  The ITSM operations include personal computer repair services and administration of third-party extended-service contracts in the United States, Canada and Europe.

Americas and Europe, Middle East and Asia.  Americas and EMEA offer similar systems-integration and business-process solutions and services and market to similar types of customers.  The solutions offered primarily involve high-volume transaction processing using advanced technologies that capture, process and archive paper and electronic documents.  The Company’s powerful, high-volume integrated systems deliver important benefits to some of the world’s largest credit card companies and major banks. In addition, these segments provide their products and services to other customers, including financial services companies and insurance providers, telecommunications companies, utility companies, governmental agencies, and retail companies.   The Company combines its extensive business application knowledge with a full range of software and equipment offerings for complex transaction processing environments. The Company’s integrated systems generally incorporate advanced applications software developed by the Company and by third parties. These solutions may also include hardware developed and manufactured by the Company as well as by third parties.  Key applications provided by Americas and EMEA focus around the following process services and solutions: (1) Document and Content Processing Solutions, (2) Payment Processing Solutions, (3) Business Process Outsourcing Services, and (4) Infrastructure Services.

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

For the years ended December 31, 2006, 2005 and 2004, a single customer accounted for 19.5%, 15.5%, and 17.4%, respectively, of the total revenue of the Company.

Whenever possible, the Company uses market prices to determine inter-segment pricing. Other products are transferred at cost or cost plus an agreed upon mark-up.

In 2004, the Company reported its operations in three segments, U.S. Solutions (“USS”), which included all operations of Americas with the exception of Canada, International Solutions (“INTL”), which included all operations of EMEA plus Canada, and Computer and Network Services (“CNS”), which included all operations of ITSM.  The 2004 segment information has been conformed to the 2005 and 2006 presentation.

Table 1— Segments

	Americas	Information Technology Service Management	Europe, Middle East, and Asia	Corp/Elims	Total
For the year ended December 31, 2006

Revenue from external customers	$138,928	$123,090	$117,461	$—	$379,479
Intersegment revenues	4,511	176	10,254	(14,941)	—
Segment gross profits	39,342	14,182	43,855	(141)	97,238
Segment operating income (loss)	19,950	7,704	16,489	(20,226)	23,917
Segment identifiable assets	91,324	27,419	55,794	38,060	212,597
Capital appropriations	5,797	2,440	1,522	12,759	22,518

For the year ended December 31, 2005

Revenue from external customers	$114,805	$126,143	$103,950	$—	$344,898
Intersegment revenues	6,910	—	5,958	(12,868)	—
Segment gross profits	41,175	10,041	36,411	(137)	87,490
Segment operating income (loss)	19,921	4,478	11,626	(22,470)	13,555
Segment identifiable assets	88,275	28,977	44,042	35,920	197,214
Capital appropriations	3,869	3,051	3,870	8,366	19,156

For the year ended December 31, 2004

Revenue from external customers	$122,505	$127,061	$111,160	$—	$360,726
Intersegment revenues	6,191	—	5,555	(11,746)	—
Segment gross profits	36,190	15,359	36,471	(614)	87,406
Segment operating income (loss)	11,905	5,852	12,014	(13,963)	15,808
Segment identifiable assets	83,600	25,552	50,553	56,360	216,065
Capital appropriations	2,153	2,088	1,725	1,286	7,252

NOTE O - GEOGRAPHIC OPERATIONS

The Company operates in the following geographic areas: the United States, the UK, and other international areas consisting primarily of Canada, France, Sweden, Germany, and the Netherlands. Inter-area sales to affiliates are accounted for at established transfer prices.

Sales to unaffiliated customers and affiliates for the years ended December 31, 2006, 2005 and 2004, and long-lived assets, other than deferred taxes, at the end of each of those periods, classified by geographic area, are as follows:

	United States	United Kingdom	Other Inter- national	Elimina- tions	Consoli- dated
Year ended December 31, 2006
Sales to unaffiliated customers	$225,885	$73,403	$80,191	$—	$379,479
Inter-area sales to affiliates	4,499	3,514	6,928	(14,941)	—
Long-lived assets other than deferred taxes	104,428	9,690	5,271	(24,914)	94,475

Year ended December 31, 2005
Sales to unaffiliated customers	$215,939	$55,778	$73,181	$—	$344,898
Inter-area sales to affiliates	7,132	3,276	2,460	(12,868)	—
Long-lived assets other than deferred taxes	92,601	8,248	7,828	(27,974)	80,703

Year ended December 31, 2004
Sales to unaffiliated customers	$234,908	$60,625	$65,193	$—	$360,726
Inter-area sales to affiliates	8,326	3,111	309	(11,746)	—
Long-lived assets other than deferred taxes	97,409	3,185	7,826	(27,888)	80,532

NOTE P - SUMMARIZED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2006
	Q1	Q2	Q3	Q4	Total
Revenue	$89,678	$95,126	$94,923	$99,752	$379,479
Gross profit (loss)	18,879	25,026	24,706	28,627	97,238
Net income (loss)	(5,509)	(1,224)	707	5,184	(842)

	Year Ended December 31, 2005
	Q1	Q2	Q3	Q4	Total
Revenue	$88,635	$84,434	$80,837	$90,992	$344,898
Gross profit (loss)	24,211	20,962	21,004	21,313	87,490
Net income (loss)	(1,444)	(4,988)	(3,065)	2,202	(7,295)

NOTE Q - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss is as follows:

	Years Ended December 31,
	2006	2005	2004
Foreign-currency translation adjustments	$(4,079)	$(6,531)	$(4,443)
Minimum pension liability, net of tax	(11,494)	(11,995)	(9,096)
Accumulated Other Comprehensive Loss	$(15,573)	$(18,526)	$(13,539)

For the year ended December 31, 2006, other comprehensive loss consisted of foreign-currency translation adjustments related to the Company’s international operations (a gain of $2.5 million) and a decrease to the minimum pension liability, net of tax, related to the Company’s subsidiary in the United Kingdom ($0.5 million).  The gain related to foreign-currency translation adjustments resulted from significant movement in exchange rates, particularly the U.S. Dollar versus the Euro and the U.S. Dollar versus the Pound Sterling.  The change in minimum pension liability was primarily due to adjustment of the discount rate used to measure the minimum pension liability, consistent with the provisions of SFAS No. 87.

NOTE R – RELATED PARTY TRANSACTIONS

Welsh, Carson, Anderson & Stowe (“WCAS”) is the majority shareholder of Headstrong Corp., who in turn owns 100% of Metamor, Inc., a company that provides ERP consulting services. The Company paid Metamor approximately $8.5 million in fiscal year 2006 as consulting fees for ERP software implementation.  This agreement is similar to consulting agreements the Company enters into from time to time with other providers of consulting services. The Company believes the terms are no less favorable to BancTec than what are offered by Metamor to other large customers. The Company’s Board of Directors has approved this arrangement.

The Company also holds the Sponsor Note payable to WCAS in the amount of $107.2 million which matures on July 22, 2009.  This note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The Company paid total interest during fiscal year 2006 of $10.4 million.

Effective December 31, 2006, the Company and its majority shareholder, WCAS, entered into an arrangement whereby WCAS provided a commitment to purchase up to an additional $15.0 million of Series B Preferred stock for cash.  No accounting recognition has been given to this right of BancTec to put its Series B Preferred stock, upon occurrence of certain events, to WCAS, primarily due to the parent/subsidiary nature of the arrangement.  As of December 31, 2006, no stock had been purchased under this commitment.

NOTE S – SUBSEQUENT EVENTS

On March 22, 2007, the Company and Heller entered into an amendment to the Revolver which provides for an additional $10.0 million Term Loan to the Company, thus reducing the availability under the Revolver from $35.0 million to $25.0 million.  The total potential availability under the Loan and Security agreement, however, remains at $40 million.  Subsequent to December 31, 2006, the Company made net payments of $0.5 million on the Revolver, bringing the total outstanding balance under the Revolver at March 26, 2007 to $31.0 million.

On February 26, 2007, the Company sold $8.0 million of Series B Preferred stock for cash to WCAS under the Equity Line of Credit arrangement.  This stock accrues dividends at the rate of 25% per annum.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, December 31, 2006, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  In addition, the disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within 90 days of December 31, 2006, and such information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  The Company will continue to evaluate disclosure controls on an ongoing basis.

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the fourth quarter of 2006.

ITEM 9B.  OTHER INFORMATION

On March 22, 2007, the Company and Heller entered into an amendment to the Revolver which provides for an additional $10.0 million Term Loan to the Company, thus reducing the availability under the Revolver from $35.0 million to $25.0 million.  The total potential availability under the Loan and Security agreement, however, remains at $40 million.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages, and positions of each of the directors and executive officers of the Company as of March 31, 2007.

The Board of Directors elects executive officers annually. No family relationships exist among the directors or executive officers of the Company.  Except for traffic offenses or other minor offenses, no director or executive officer has been convicted or named in a criminal proceeding during the past five years.

Name	Age	Position
J. Coley Clark	61	President and Chief Executive Officer
Jeffrey D. Cushman	45	Senior Vice President and Chief Financial Officer
Robert A. Minicucci	54	Chairman of the Board and Director
Gary J. Fernandes	63	Director
Eric J. Lee	35	Director
Sanjay Swani	40	Director
Michael D. Peplow	47	Senior Vice President, Europe, Middle East & Asia
Michael D. Fallin	54	Senior Vice President and President, Americas
Brendan P. Keegan	37	Senior Vice President and President, ITSM

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

Mr. Peplow has been Senior Vice President of Europe, Middle East and Asia (EMEA) since 2004.  Mr. Peplow joined BancTec in June 1997 as Business Development Manager.  Mr. Peplow has also served as Sales and Marketing Director and Managing Director of BancTec Ltd. in the United Kingdom.   Prior to joining BancTec, Mr. Peplow served in a number of programming, strategic support, and consultancy roles with organizations such as ICL and London Bridge Software.

Mr. Fallin has been Senior Vice President and President of Americas since April 2005, when he joined BancTec after 29 years with EDS.  Mr. Fallin was Vice President of the Industrial Manufacturing Division at Electronic Data Systems and prior to that held various positions at EDS including Division Manager, Financial Industry Group and Vice President in the U.S. Southwest Region responsible for clients in energy, telecommunications, manufacturing and financial industries.

Mr. Keegan has been Senior Vice President and President of Information Technology Service Management since March 2006.  Mr. Keegan joined BancTec in June 2005 as Senior Vice President, Strategy & Business Development where he was responsible for heading up the development of BancTec’s business strategy and market re-positioning.  Prior to joining BancTec, Mr. Keegan served as Senior Vice President & President, Emerging Markets for Seven Worldwide, President and CEO of Revenue Edge Ventures, Inc. and President and CEO of Bravanta, Inc.  Mr. Keegan has served on numerous boards and is currently serving in the community as a director for Special Friends not-for-profit Charity.

AUDIT COMMITTEE REPORT

The Audit Committee of the Board of Directors is responsible for overseeing management’s financial reporting practices and internal controls, and for audit functions.  On March 31, 2007, the Audit Committee consisted of Sanjay Swani, Eric J. Lee, and Gary J. Fernandes.  No member of the Audit Committee was an officer or former officer of the Company.  None of the audit committee members are independent directors.

In connection with the consolidated financial statements for the fiscal year ended December 31, 2006, the Audit Committee has:

•                  Reviewed and discussed the audited financial statements with management and with representatives of Deloitte & Touche, LLP, the Company’s Independent Registered Public Accounting Firm;

•                  Discussed with the Independent Registered Public Accounting Firm the matters required to be discussed by Statement On Auditing Standards No. 61, as amended (Communications with Audit Committees); and

•                  Received from the Independent Registered Public Accounting Firm the written disclosures regarding Deloitte & Touche, LLP’s independence as required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and discussed with representatives of Deloitte & Touche, LLP their independence, including the compatibility of non-audit services with the auditors’ independence.

Based on these actions, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Compensation and Options Committees of the Board of Directors evaluates compensation for executive officers.  Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation.  As a result the Compensation and Options Committees have reviewed and discussed this section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 entitled “Compensation Discussion and Analysis” with management.  The Committee is satisfied that the Compensation Discussion and Analysis fairly and completely represent the philosophy, intent and actions of the Committees with regard to executive compensation.  Based of this review and discussion, the Committee has recommended to the Board that the section entitled “Compensation Discussion and Analysis,” as it appears on pages 60 to 64, be included in this Form 10-K.

The Compensation Committee and Option Committees were composed of Robert A. Minicucci.  No member of the Compensation Committee or the Option Committee was an officer or employee of the Company.  No member of the Compensation Committee or the Option Committee was formerly an officer of the Company.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Policy and Executive Compensation.  The executive compensation program is designed to attract, motivate, reward and retain the executive officers needed to achieve the Company’s business objectives, to increase profitability and to provide value to the stockholders. The program has been structured and implemented to provide competitive compensation opportunities and various incentive awards based on company and individual performance.  Future monetary growth is dependent upon the Company’s performance as well as the individual executive’s performance against pre-established objectives and the achievement of goals.  The executive compensation program is composed of three principal components:

•                  Annual base salary

•                  Annual incentive bonus, the amount of which is dependent on the Company’s financial performance

•                  Long-term incentive awards, currently provided in the form of stock options.

Our executive compensation program is intended to:

•                  Reward performance  which drives successful Company results,

•                  Reinforce a team focus and therefore reward both individual success and the success of the organization,

•                  Accommodate the financial resources available to the Company based on the goal of maximizing return to shareholders.

Annual Base Salary.  The base salary for each executive officer is determined at levels considered appropriate for comparable positions at similar companies.

Annual Incentive Bonus.  To reinforce the attainment of Company goals, the Committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay.   The Company maintains an incentive plan under which the executive officers may earn an award as a percentage of their base compensation, if the Company meets the EBITDA profit objective (earnings before interest, taxes, depreciation and amortization) set by the Compensation Committee at the beginning of the fiscal year.   The achievement of the objective will determine the payout under the plan, after the threshold is met.  The payout to each executive is calculated by multiplying a targeted payout for that executive, which is expressed as a percentage of the executive officer’s base salary, by the level of achievement of the EBITDA objective.  The target payout for each executive ranges from 15% to 100% of base salary, depending on the executive’s position.

The Compensation Committee and Board of Directors review performance against the objectives set forth in the plan annually and approve awards consistent with the plan.  Based on 2006 actual financial results compared to the pre-established objectives, the plan threshold of EBITDA was met, and therefore, bonus awards were made to the CEO and other executives under the plan for 2006 performance.

Long-Term Incentive Awards.  Stock options awards have a longer term focus than the annual incentive plan.  These awards are designed to drive shareholder value through alignment of executive pay with corporate strategic goals and to support alignment between executive actions and the Company’s long-term strategic plan.  Under this program, stock options are awarded based on an individual’s level of responsibility within his or her area, such individual’s executive development potential and competitive market norms. Options granted under the 2000 Stock Option Plan are granted at no greater than the fair market value of the stock on the date of grant.

Employment and Retirement Benefits.  In order to attract and retain employees and provide support in the event of illness or injury, the Company offers all employees, including the executives, medical and dental coverage, disability insurance, and life insurance.  All executives are entitled to participate in these plans.

The Company does not have a defined benefit plan for executives or employees in the United States, but instead encourages saving for retirement through the 401(k) Retirement Saving Plan, to which the Company makes matching contributions.  Employees may contribute up to 25% of their annual salary, including bonuses, into the plan (subject to IRS limits, and the Company will match 10% of the first 5% the employee contributes.  All employee contributions and any matching Company contributions are fully vested upon contribution.

Severance Benefits.  In general, the Company does not maintain employment agreement with the executive officers.  In 2006, we paid Craig D. Crisman, our former CEO, severance payments of $132,900.

2006 Total Compensation for the Chief Executive Officer.  J. Coley Clark. When Mr. Clark became the company’s Chief Executive Officer in September 2004, the Committee designed a compensation plan which was consistent with that provided to the company’s other executive officers. Although a significant portion of Mr. Clark’s potential future compensation consists of bonus plan payments based on company performance, the Committee did not rely entirely on predetermined formulas or a limited set of criteria when it determined the compensation of the company’s Chief Executive Officer.  The Committee designed a compensation package for Mr. Clark that provided a competitive salary with the potential of significant bonus plan compensation in the event the company performed well under his leadership.

SUMMARY COMPENSATION TABLE

The table below summarizes the compensation paid to the persons serving as our Chief Executive Officer and Chief Financial Officer and each of the other three most highly compensated executive officers from 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(7)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
J. Coley Clark President and Chief Executive Officer	2006	$450,000	$—	$—	$545,000	$—	$—	$995,000

Jeffrey D. Cushman Senior Vice President and Chief Financial Officer	2006	303,846	—	37,400	353,846	—	1,500	696,592

Michael D. Peplow(2) Senior Vice President, Europe, Middle East and Asia	2006	258,947	—	33,000	281,368	19,965	25,445	618,725

Michael D. Fallin Senior Vice President and President of Americas	2006	299,039	50,000	—	324,039	—	1,500	674,578

Brendan P. Keegan Senior Vice President and President of ITSM	2006	300,000	—	11,000	350,000	—	59,757	720,757

Craig D. Crisman (6) Former President and Chief Executive Officer	2006	—	—	—	—	—	132,900	132,900

(1)                    The amounts in the table reflect the compensation expense calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), for stock awards granted to the named executive officers in 2001 to 2006.  In December 2004, the Financial Accounting Standard Board issued SFAS 123(R), which requires the Company to recognize compensation expense for stock options and other stock-related awards granted to the employees and directors based on the estimated fair value under SFAS 123 (R) of the equity instrument at the time of grant.  The compensation expense is required to be recognized over the vesting period.  The requirements of SFAS 123(R) became effective beginning in the first quarter of 2006.  The assumptions used to determine the valuation of the awards are discussed in Note A to the consolidated financial statements.

(2)                    The amounts paid to Mr. Peplow were paid in Pounds Sterling and were converted to U.S. Dollars using the weekly average Sterling to Dollars rate for 2006.

(3)                    Amounts shown represent the amounts earned under the Company’s annual management incentive plan for 2006.  The amounts to be paid under the management incentive plan for 2006 were based on achievement of a target level of EBITDA.

(4)                    Represents the increase in the actuarial present value of pension benefits between fiscal year-end 2005 and 2006.  See the “Pension Benefits” table below for further discussion regarding the Company’s UK pension plans.

(5)                    Includes Company contributions under certain benefit plans and other arrangements for the five named executive officers.  The Company’s 401(k) Savings Plan is a tax-qualified plan subject to government imposed annual limitations on contributions.  Non-U.S. employees (such as Mr. Peplow) maintain the retirement benefits from their home country.  The amounts related to retirement plan benefits and other non-retirement plan benefits listed in the column entitled “All Other Compensation” in the “Summary Compensation Table” above are as follows:

Name	Savings Plan	Automobile	Commuting Cost	Total
J. Coley Clark	$—	$—	$—	$—
Jeffrey D. Cushman	1,500	—	—	1,500
Michael D. Peplow	—	25,445	—	25,445
Michael D. Fallin	1,500	—	—	1,500
Brendan P. Keegan	—	—	59,757	59,757

The Summary Compensation Table provided above has been prepared in accordance with SEC rules to show all of the compensation received or to be received by the named executive officers for their services on behalf of the Company during 2006. The Company’s compensation program is intentionally designed to link executive and shareholder interests through equity-based compensation arrangements and to recognize individual contributions toward the achievement of corporate goals and objectives.

(6)           Includes the severance paid to Craig D. Crisman, the former CEO, during 2006 under the severance agreement reached in September 2004.

(7)           The $50,000 bonus paid to Mr. Fallin in 2006 is a result of the execution of a business process outsourcing contract completed in 2005.

GRANTS OF PLAN-BASED AWARDS IN 2006

The following table shows awards that were granted during 2006 under non-equity and equity plans, including the 2006 Executive Incentive Plan and the 2000 Stock Option Plan, to the executives named in the Summary Compensation Table.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($/Sh)	($)
J. Coley Clark		$45,000	$450,000	N/A

Jeffrey D. Cushman	1-1-2006 11-16-2006	$30,385	$303,846	N/A	60,000 25,000	$2.25	$26,400

Michael D. Peplow	1-1-2006 11-16-2006	$25,637	$256,368	N/A	50,000 25,000	$2.25	$22,000

Michael D. Fallin		$29,904	$299,039	N/A

Brendan P. Keegan	11-16-2006	$30,000	$300,000	N/A	25,000	$2.25	$11,000

(1)           Represents potential payouts under the Executive Incentive Plan for 2006.  Actual payouts were at approximately 108% to 121% of the target amount as reflected in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity in- centive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
J. Coley Clark	525,000	525,000	—	$2.25	9-14-2014

Jeffrey D. Cushman	25,000	75,000	—	$2.25	1-1-2015
	0	60,000	—	$2.25	1-1-2016
	0	25,000	—	$2.25	11-16-2016

Michael D. Peplow	15,000	0	10,000	$2.25	3-31-2010
	17,500	17,500	0	$2.25	3-31-2014
	5,000	15,000	0	$2.25	4-30-2015
	0	50,000	0	$2.25	1-1-2016
	0	25,000	0	$2.25	11-16-2016

Michael D. Fallin	50,000	150,000	0	$2.25	4-30-2015

Brendan P. Keegan	37,500	112,500	0	$2.25	6-6-2015
	0	25,000	0	$2.25	11-16-2016

(1)           Options shown in this table were granted between 2000 and 2006.

(2)                                  All options granted after 2002 vest annually over 4 years.  For options granted between 2000 and 2002, one-half of the options vest annually over 4 years and the remainder vest based on the performance of the Company.  Vesting of 20.0% of the performance-based incentive options occurred in 2000.  The remaining 80% of the performance-based options remain unvested.

No stock options were exercised in 2006.

PENSION BENEFITS

Name	Plan Name	Number of years credited service (#)	Present value of accumulated benefit ($) (1)	Payments during last fiscal year ($)
J. Coley Clark	N/A	—	$—	$—
Jeffrey D. Cushman	N/A	—	—	—
Michael D. Peplow	BancTec Limited Retirement Benefits Scheme	9	$236,629	—
Michael D. Fallin	N/A	—	—	—
Brendan P. Keegan	N/A	—	—	—

(1)                                  The present value of these benefits is shown based on the assumptions used in determining the annual pension expense, as shown in Note K to the consolidated financial statements.

Employment Agreements

The Company has no employment contracts or change of control agreements with any of the executives named in the Summary Compensation Table.  Mr. Clark has a severance arrangement which guarantees 18 months of payments at his base salary rate upon the occurrence of termination without cause.  The other named executives have severance arrangements which guarantee up to 12 months of potential payments at their base salary rate upon the occurrence of termination without cause.

Compensation of Directors

The Company has no standard arrangements under which directors receive compensation and no director’s fees were paid during 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2007 regarding the ownership of Common Stock, Class A Common Stock, and Preferred Stock of: (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the named class of Stock; (2) each director of the Company; (3) each executive officer named in the Summary Compensation Table; and (4) all executive officers and directors of the Company as a group. Percentage of ownership is based on 17,003,838 shares of Common Stock and 1,181,946 shares of Class A Common Stock (both issued and outstanding at March 15, 2006), 100,667 shares of Series A Preferred Stock (Preferred A), and 35,520 shares of Series B Preferred Stock (Preferred B) outstanding as of March 15, 2007.   The assumed exercise of the Series A Preferred warrants (“Series A Warrants”) and the assumed conversion of the Series B Preferred (“Series B Conversion Rights”) results in 750,000 and 640,000 additional shares, respectively, of Common Stock. Additionally, the assumed exercise of options results in 185,150 additional shares of Common Stock. Included in the Number of Shares Beneficially Owned are shares attributable to stock options, stock warrants, and conversion rights that are exercisable as of, or will be exercisable within 60 days after, March 15, 2007.

Name of Beneficial Owner (1)	Class of Shares Held (2)	Number of Shares Beneficially Owned (3) (4)	Percent of Outstanding Class of Stock
BancTec Intermediate Holding, Inc. 2701 E. Grauwyler Irving, TX 75061	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

BancTec Upper-Tier Holding, LLC (5) 2701 E. Grauwyler Irving, TX 75061	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

Welsh, Carson, Anderson & Stowe VIII, L.P. (6) 320 Park Avenue, Suite 2500 New York, NY 10022	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

WCAS Capital Partners III, L.P. (7) 320 Park Avenue, Suite 2500 New York, NY 10022	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

WCAS Information Partners, L.P. (8) 320 Park Avenue, Suite 2500 New York, NY 10022	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

Robert A. Minicucci(9) 320 Park Avenue, Suite 2500 New York, NY 10022	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

Eric J. Lee(10) 320 Park Avenue, Suite 2500 New York, NY 10022	Common Preferred A Preferred B	0 0 0	* * *

Gary J. Fernandes(11) 100 Crescent Court, Suite 230 Dallas, TX 75201	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

Murray Holland(12) 100 Crescent Court, Suite 230 Dallas, TX 75201	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

Sanjay Swani(13) 320 Park Avenue, Suite 2500 New York, NY 10022	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

Craig D. Crisman(14) 2701 E. Grauwyler Irving, TX 75061	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

J. Coley Clark 2701 E. Grauwyler Irving, TX 75061	Common Preferred A Preferred B	0 0 0	* * *

Jeffrey D. Cushman 2701 E. Grauwyler Irving, TX 75061	Common Preferred A Preferred B	0 0 0	* * *

Name of Beneficial Owner (1)	Class of Shares Held (2)	Number of Shares Beneficially Owned (3) (4)	Percent of Outstanding Class of Stock
Michael D. Peplow 2701 E. Grauwyler Irving, TX 75061	Common Preferred A Preferred B	0 0 0	* * *

Michael D. Fallin 2701 E. Grauwyler Irving, TX 75061	Common Preferred A Preferred B	0 0 0	* * *

Brendan P. Keegan 2701 E. Grauwyler Irving, TX 75061	Common Preferred A Preferred B	0 0 0	* * *

All executive officers and directors as a group (6 persons)	Common Preferred A Preferred B	19,575,784 100,667 35,520	100.0 100.0 100.0	% % %

*	Less than one percent.
(1)	BancTec Intermediate Holding, Inc. has sole investment and sole voting power with respect to the shares of Stock shown.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Welsh, Carson, Anderson & Stowe is the majority shareholder of Headstrong Corp., who in turn owns 100% of Metamor, Inc., a company that provides ERP consulting services. The Company paid Metamor approximately $8.5 million in fiscal year 2006 as consulting fees for ERP software implementation.  This agreement is similar to consulting agreements the Company enters into from time to time with other providers of consulting services. The Company believes the terms are no less favorable to BancTec than what are offered by Metamor to other large customers. The Company’s Board of Directors has approved this arrangement.

The Company also holds the Sponsor Note payable to WCAS in the amount of $107.2 million which matures on July 22, 2009.  This note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid.  The Company paid total interest during fiscal year 2006 of $10.4 million.

Effective December 31, 2006, the Company and its majority shareholder, WCAS, entered into an arrangement whereby WCAS provided a commitment to purchase up to an additional $15.0 million of Series B Preferred stock for cash.  No accounting recognition has been given to this right of BancTec to put its Series B Preferred stock to WCAS, primarily due to the parent/subsidiary nature of the arrangement.  As of December 31, 2006, no stock had been purchased under this commitment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche, LLP and their respective affiliates (collectively, the “D&T Entities”) were retained as the company’s independent auditors for the 2006 fiscal year. The following table presents the aggregate fees billed by the D&T Entities, for services provided during 2006 and 2005:

	2006 (3)(4)	2005 (3)(4)
	(in thousands)
Audit Fees (1)	$1,103	$760
Audit-Related Fees	—	—
Tax Fees (2)	8	—
All Other Fees	—	—
Total	$1,111	$760

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

(4)

The Audit Committee approves in advance all audit services, audit-related services and tax-related services provided by the Company’s independent public accountants. Pursuant to the pre-approval policy adopted by the Board of Directors in 2003, the Audit Committee also approves all other services provided by the independent public accountants in advance on a case-by-case basis. All engagements of the independent public accountants in 2005 and 2006 were pre-approved pursuant to the policy.

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

10.14 — Fifth Amendment to Loan and Security Agreement, dated as of May 7, 2003, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.15 — Sixth Amendment to Loan and Security Agreement, dated as of September 1, 2003, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

10.16 — Certificate of Designations, Preferences and Rights of Series A and B Preferred Stock, dated March 31, 2004, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.17 — Loan and Security Agreement—Waiver and Consent, dated as of August 9, 2004, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.18 — Loan and Security Agreement — December 31, 2004 Amendment to Paragraph B of Financial Covenants Rider to Loan and Security Agreement, dated as of December 31, 2004, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.19 — Ninth Amendment to Loan and Security Agreement, dated as of March 31, 2006, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.20 — Tenth Amendment to Loan and Security Agreement, dated as of October 6, 2006, between Heller Financial, Inc. and BancTec, Inc.

10.21 — Eleventh Amendment to Loan and Security Agreement, dated as of March 22, 2007, between Heller Financial, Inc. and BancTec, Inc.

21.1 — Subsidiaries of Registrant

31.1 — Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2 — Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1 — Certificate of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act.

32.2 — Certificate of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act.

SCHEDULE II

BANCTEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(000’s)

Column A	Column B	Column C	Column D		Column E
Allowance for Doubtful Accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions (a)		Balance at end of period
Year ended December 31, 2006	$1,110	$981	$1,253	(a)	$838
Year ended December 31, 2005	931	146	33	(a)	1,110
Year ended December 31, 2004	1,126	(229)	34	(a)	931

(a)          (Write-off) recoveries of uncollectible accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/ J. Coley Clark
J. Coley Clark
President and Chief Executive Officer

Dated: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ J. Coley Clark	President and Chief Executive	April 2, 2007
J. Coley Clark	Officer (Principal Executive
Officer); and Director

/s/ Jeffrey D. Cushman	Senior Vice President, Chief	April 2, 2007
Jeffrey D. Cushman	Financial Officer, and Treasurer
(Principal Accounting Officer);
and Director

/s/ Robert A. Minicucci	Chairman of the Board and	April 2, 2007
Robert A. Minicucci	Director

/s/ Eric J. Lee	Director	April 2, 2007
Eric J. Lee

/s/ Gary J. Fernandes	Director	April 2, 2007
Gary J. Fernandes

/s/ Sanjay Swani	Director	April 2, 2007
Sanjay Swani