Form 10-Q
period 2007-03-31
BANCTEC INC
filed 2007-05-15
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	May 15, 2007

Common Stock, $0.01 par value	17,003,838
Class A Common Stock, $0.01 par value	1,181,946

BancTec, Inc.

Quarterly Report

on

Form 10-Q

Three Months Ended March 31, 2007

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANCTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$11,709	$9,615
Restricted cash	2,777	2,542
Accounts receivable, less allowance for doubtful accounts of $1,020 and $838 at March 31, 2007 and December 31, 2006	71,099	65,674
Inventories, net	27,498	23,792
Prepaid expenses	8,951	7,284
Other current assets	292	329
Total current assets	122,326	109,236

PROPERTY, PLANT AND EQUIPMENT, net	42,434	40,194

OTHER ASSETS:
Goodwill	42,121	42,121
Other intangible assets, less accumulated amortization of $1,385 and $1,160 at March 31, 2007 and December 31, 2006	4,533	4,711
Outsourcing contract costs, less accumulated amortization of $722 and $526 at March 31, 2007 and December 31, 2006	4,538	3,963
Deferred income tax benefit	10,671	8,886
Other assets	4,287	3,486
Total other assets	66,150	63,167

TOTAL ASSETS	$230,910	$212,597

CURRENT LIABILITIES:
Current obligations under capital leases, financing arrangements and revolver	$31,645	$32,843
Trade accounts payable	20,490	19,727
Other accrued expenses and liabilities	33,432	29,252
Deferred revenue	27,397	19,199
Maintenance contract deposits	18,197	23,367
Income taxes payable	7,179	4,366
Total current liabilities	138,340	128,754

OTHER LIABILITIES:
Long-term debt	204,682	201,841
Non-current maintenance contract deposits	3,065	3,577
Pension liability	23,410	23,355
Other non-current liabilities	6,661	6,655
Total other liabilities	237,818	235,428

Total liabilities	376,158	364,182
COMMITMENTS AND CONTINGENCIES

SERIES A PREFERRED STOCK - issued and outstanding, 100,667 shares at March 31, 2007 and December 31, 2006	18,040	18,040

STOCKHOLDERS’ DEFICIT:
Cumulative preferred stock - authorized, 200,000 shares of $0.01 par value at March 31, 2007 and December 31, 2006 Series B preferred stock - issued and outstanding, 88,853 and 35,520 shares at March 31, 2007 and December 31, 2006	22,020	13,520
Common stock authorized, 21,800,000 shares of $0.01 par value at March 31, 2007 and December 31, 2006:
Common stock-issued and outstanding 17,003,838 shares at March 31, 2007 and December 31, 2006	170	170
Class A common stock-issued and outstanding 1,181,946 shares at March 31, 2007 and December 31, 2006	12	12
Subscription stock warrants	3,726	3,726
Additional paid-in capital	122,473	122,904
Accumulated deficit	(296,316)	(294,384)
Accumulated other comprehensive loss	(15,373)	(15,573)
Total stockholders’ deficit	(163,288)	(169,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$230,910	$212,597

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
REVENUE
Equipment and software	$32,018	$30,412
Maintenance and other services	60,656	59,266
	92,674	89,678

COST OF SALES
Equipment and software	18,168	17,865
Maintenance and other services	50,775	52,934
	68,943	70,799

Gross profit	23,731	18,879

OPERATING EXPENSES
Product development	1,708	1,762
Selling, general and administrative	17,157	16,578
	18,865	18,340

Income from operations	4,866	539

OTHER INCOME (EXPENSE):
Interest income	73	90
Interest expense	(5,364)	(4,821)
Sundry, net	57	—
	(5,234)	(4,731)

LOSS BEFORE INCOME TAXES	(368)	(4,192)
INCOME TAX EXPENSE	1,564	1,317

NET LOSS	(1,932)	(5,509)
PREFERRED STOCK DIVIDENDS	500	—
NET LOSS APPLICABLE TO COMMON STOCK	$(2,432)	$(5,509)

See notes to unaudited condensed consolidated financial statements.

BANCTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,932)	$(5,509)
Adjustments to reconcile net loss to cash flows used in operations:
Depreciation and amortization	2,611	4,253
Provision for doubtful accounts	129	98
Deferred income tax (benefit) expense	(1,723)	166
Interest paid in kind	2,680	—
Loss on disposition of property, plant and equipment	93	86
Other non-cash items	116	114
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,259)	(1,886)
Increase in inventories	(3,776)	(2,938)
Increase in other assets	(1,631)	(2,977)
Increase (decrease) in trade accounts payable	1,640	(1,320)
(Decrease) increase in deferred revenue & maintenance contracts deposits	2,489	2,330
Increase in other accrued expenses and liabilities	6,979	2,988
Cash flows provided by (used in) operating activities	2,416	(4,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,201)	(5,198)
(Increase) decrease in restricted cash	(235)	771
Increase in outsourcing contract costs	(866)	—
Cash flows used in investing activities	(6,302)	(4,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of current maturities of capital lease and financing obligations	(786)	(713)
(Payments) proceeds on revolver, net	(1,185)	3,199
Proceeds from issuance of preferred stock	8,000	—
Debt issuance costs	—	(200)
Cash flows provided by financing activities	6,029	2,286

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(49)	56
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,094	(6,680)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	9,615	18,540

CASH AND CASH EQUIVALENTS—END OF PERIOD	$11,709	$11,860

SUPPLEMENTAL DISCLOSURES INFORMATION:
Cash paid during the period for:
Interest	$769	$2,668

Taxes	$530	$790

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

The accompanying unaudited condensed consolidated balance sheet at March 31, 2007, and the unaudited condensed consolidated statements of operations and cash flows for the interim periods ended March 31, 2007 and 2006, should be read in conjunction with BancTec, Inc. and subsidiaries (“BancTec” or the “Company”) consolidated financial statements and notes thereto in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with original maturities of three months or less.  Restricted cash at March 31, 2007 of $2.8 million and at December 31, 2006 of $2.5 million represents cash in escrow from a customer deposit.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and are depreciated or amortized principally on a straight-line basis over the estimated useful lives of the related assets. Depreciation expense is reflected in both cost of sales and selling, general and administrative expense.  Depreciation expense for the three months ended March 31, 2007 and 2006 was $2.1 million and $4.0 million, respectively.

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

Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Deferred amounts are recoverable in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.

Research and Development

Research and development costs are expensed as incurred.   Research and development costs for the three months ended March 31, 2007 and 2006, were $1.7 million and $1.8 million respectively, and is shown as Product Development in the accompanying unaudited Condensed Consolidated Statement of Operations.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ deficit and comprehensive (loss) income. Transaction gains and losses are included in results of operations in “Sundry, net”. Foreign currency transaction gains (losses) for the three months ended March 31, 2007 and 2006 were $75,000 and ($7,000), respectively.

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

Incentive Options. During the year ended December 31, 2006, the Company granted 462,500 incentive options.  During the three months ended March 31, 2007, 70,000 incentive options were granted.  Under the Plan, incentive options are granted at a fixed exercise price not less than 100% of the fair market value of the shares of stock on the date of grant (or not less than 110% of the fair market value in certain circumstances).  Options granted in 2007 and 2006 vest over a four-year period at 25% per year.

Non-qualified stock options. No non-qualified stock options were granted during the year ended December 31, 2006 or the three months ended March 31, 2007.  When granted under the Plan, non-qualified options are granted at a fixed exercise price equal to, more than, or less than 100% of the fair market value of the shares of stock on the date of grant.

At December 30, 2005, with board of directors’ approval, all stock options were repriced from a previous strike price of $9.25 to a strike price of $2.25.  No other provisions of the stock options were modified.

	Incentive Shares	Non-qualified Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2006	2,343,740	31,760	2.25
Granted	462,500	—	2.25
Forfeited	(127,000)	—	2.25
Exercised	—	—
Options outstanding—December 31, 2006	2,679,240	31,760	2.25
Granted	70,000	—	2.25
Forfeited	(17,500)	—	2.25
Exercised	—	—
Options outstanding—March 31, 2007	2,731,740	31,760	2.25

Options and awards expire and terminate the earlier of 10 years from the date of grant or three months after the date the employee ceases to be employed by the Company.  The weighted average remaining contractual life of the outstanding options is 7.48 years and 7.64 years at March 31, 2007 and December 31, 2006, respectively.

The following table presents the vested status of all options outstanding at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Total options outstanding	2,763,500	2,711,000
Vested Options	1,186,900	1,027,150
Nonvested options	1,576,600	1,683,850
Compensation related to nonvested options	$530	$571
Weighted-average period over which remaining compensation is to be recognized	1.89 years	1.98 years

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Share-based compensation expense recorded as selling, general and administrative, net of tax benefit of $0	$(69)	$(60)

The fair value of each stock-option grant under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of each stock-option grant was estimated with the following weighted-average assumptions and results:

	Three Months Ended March 31,
Weighted Average	2007	2006

Risk free interest rate	4.53%	4.50%
Expected life	10 years	10 years
Expected volatility	40.0%	40.0%
Dividend yield	—	—
Fair value of options granted	$0.44	$0.44

3.                                      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The Consolidated Statement of Cash Flows included the following noncash investing and financing transactions:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Inventory put in service as fixed asset	$144	—
Purchases of fixed assets included in accounts payable at quarter end	716	—

4.                                      INVENTORIES

Inventory consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Raw materials	$10,281	$10,128
Work-in-progress	6,886	4,656
Finished goods	24,819	23,724
	41,986	38,508
Less inventory reserves	(14,488)	(14,716)
Inventories, net	$27,498	$23,792

5.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Land	$874	$874
Field support spare parts	32,933	33,017
Systems and software	54,060	54,520
Machinery and equipment	23,617	22,376
Furniture, fixtures and other	10,729	10,597
Buildings	20,769	20,769
Construction in process	20,696	17,680
	163,678	159,833
Accumulated depreciation and amortization	(121,244)	(119,639)
Property, plant and equipment, net	$42,434	$40,194

6.                                      OTHER ACCRUED EXPENSES AND LIABILITIES

Other accrued expenses and liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Salaries, wages and other compensation	$14,618	$12,089
Accrued taxes, other than income taxes	4,540	5,299
Accrued interest payable	2,508	860
Accrued invoices and costs	1,998	2,025
Other	9,768	8,979
	$33,432	$29,252

7.                                      DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Senior Notes, due 2008	$93,975	$93,975
Revolving Credit Facility	30,348	31,533
Senior Subordinated Sponsor Note, unsecured, due 2009	110,707	107,223
Financing Arrangement	643	1,286
	235,673	234,017
Less: Current portion	30,991	32,176
	$204,682	$201,841

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

The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash.  At March 31, 2007, the Company had $30.3 million outstanding under the Revolver and $0.4 million outstanding on letters-of-credit.  The availability remaining under the Revolver that the Company can draw was $9.3 million at March 31, 2007.  A commitment fee of 0.375%

per annum on the unused portion of the Revolver is payable quarterly.  The balance outstanding under the Revolver is classified in current obligations in the accompanying Condensed Consolidated Balance Sheets.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At March 31, 2007, the Company’s weighted average rate on the Revolver was 7.79%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at March 31, 2007 and December 31, 2006 of $2.8 million and $2.5, respectively, million represents cash in escrow from a customer deposit.

The Revolver contains various representations, warranties and covenants, including financial covenants as to minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specific fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million.  The fixed charge coverage ratio test was triggered for the three months ended March 31, 2007.  At March 31, 2007, the minimum fixed charge coverage ratio required under the Revolver was 1.0, compared to the actual fixed charge coverage ratio of 1.74.  At March 31, 2007, the Company was in compliance with all covenants under the Revolver.

Senior Notes.  The Company’s Senior Notes (the “Senior Notes”) accrue interest at a fixed 7.5% rate which is due and payable in semi-annual installments. The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans and liens, and engage in certain sale and leaseback transactions.  At March 31, 2007 and December 31, 2006, the Company had $94.0 million outstanding on the Senior Notes.  The Senior Notes mature on June 1, 2008.

Senior Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The interest payments began September 30, 1999.  The Sponsor Note matures on July 22, 2009.

As provided under the agreement, the Sponsor Note holder, WCAS, elected to defer the quarterly interest payment for the quarter ended December 31, 2006 of $2.6 million plus the deferred financing fee of $0.8 million, which increased the principal amount of the Sponsor Note by $3.4 million.  In addition, for the quarter ended March 31, 2007, WCAS elected to defer the quarterly interest payment of $2.7 million plus the deferred financing fee of $0.8 million, which increased the principal amount of the Sponsor Note by $3.5 million.  Such elections required the Company to incur a deferred financing fee of 30.0% of the amount of each interest payment deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  WCAS may, at its election, defer each future quarterly payment under similar terms. At March 31, 2007 and December 31, 2006, the Company had $110.7 million and $107.2 million outstanding on the Sponsor Note, respectively.

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $1.8 million that pertained to computer software.  At March 31, 2007, the Company had financing arrangement balances outstanding of $0.6 million, which was classified as current.  This arrangement accrues interest at a fixed 8.0% rate.  This arrangement has one remaining annual installment due January 2008.

Equity Line of Credit.  Effective December 31, 2006, the Company and its majority shareholder, WCAS, entered into an arrangement whereby WCAS provided a commitment to purchase up to an additional $15.0 million of Series B Preferred stock for cash.  No accounting recognition has been given to this right of BancTec to put its Series B Preferred stock, upon occurrence of certain events, to WCAS, primarily due to the parent/subsidiary nature of the arrangement.  As of March 31, 2007, 53,333 shares of Series B Preferred stock had been purchased under this commitment for a total of $8.0 million. Dividends on these 53,333 shares of Series B Preferred Stock accrue quarterly at an annual dividend rate of 25% of the then “Stated Value.” The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. For the three months ended March 31, 2007, accrued but unpaid dividends totaled $0.5 million.

Capital Leases.  During 2006, the Company entered into a capital lease for $1.3 million that pertained to imaging equipment to be used in the Company’s BPO operations.  The Company’s interest in assets acquired under capital leases is recorded as property and equipment on the Condensed Consolidated Balance Sheets.  Assets under capital lease were $2.8 million and $2.8 million as of March 31, 2007 and December 31, 2006, respectively.  Amortization of assets recorded under capital leases is included in depreciation expense.  Amounts due under capital leases are recorded as liabilities.  The current obligations under capital leases are classified in the Current Liabilities section of the accompanying consolidated balance sheets and the non-current portion of capital leases are included in Other Liabilities.

At March 31, 2007, the Company had capital lease balances outstanding of $1.6 million, of which $0.6 million was classified as current and $1.0 million was classified as long-term.

The Company had no outstanding foreign-credit balances as of March 31, 2007.

8.                                      INTANGIBLE ASSETS

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  Goodwill is not amortized but rather is tested at least annually for impairment. The impairment test is based on fair value compared to the recorded value at a reporting unit level. Reporting units are defined as an operating segment or one level below. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (“Income Approach”) and the fair value of a reporting unit as compared to similar publicly traded companies (“Market Approach”). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins, among other factors.  Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill.  The Company performs the annual test for impairment as of December 31, each year.  There have been no events that would indicate interim testing for impairment is necessary.

Components of the Company’s goodwill and other intangibles include amounts that are foreign currency denominated.  These goodwill amounts are subject to translation at each balance sheet date.  The Company records the change to its Accumulated Other Comprehensive Loss on the accompanying condensed consolidated balance sheet.

A summary of amortizable intangible assets as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net
Outsourcing contract costs	$5,356	$818	$4,538
Customer and other intangible assets	5,918	1,385	4,533
Total amortizable intangible assets	$11,274	$2,203	$9,071

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net
Outsourcing contract costs	$4,489	$526	$3,963
Customer and other intangible assets	5,871	1,160	4,711
Total amortizable intangible assets	$10,360	$1,686	$8,674

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

Amortization related to intangible assets was $0.5 million for the three months ended March 31, 2007.

9.                                      PENSION BENEFITS

Net periodic pension costs included the following components for the three months ended March 31:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Components of net period benefits cost:
Service cost	$270	$194
Interest cost	635	413
Expected return on plan assets	(457)	(236)
Recognized actuarial loss	172	141
Net periodic benefit cost	$620	$512

10.                               TAXES

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  No interest and penalties have been recognized by the Company to date.

With few exceptions, the Company is no longer subject to examination for its U.S. Federal and state, foreign and local jurisdictions for years prior to 2003.

The Company’s provision for income taxes for the three months ended March 31, 2007 and 2006 was $1.6 million and $1.3 million, respectively, reflecting an effective tax rate of (425.0%) and (31.4%), respectively. The effective tax rate differs from the statutory rate primarily due to the impact of different effective rates in some overseas jurisdictions and the impact of changes in the valuation allowance on net deferred tax assets.

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

Components of the valuation allowance are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Valuation allowance at beginning of year	$83,022	$78,832
Release of valuation allowance	(38)	(35)
Loss from continuing operations	1,896	2,617
Valuation allowance at end of period	$84,880	$81,414

11.                               COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net loss	$(1,932)	$(5,509)
Foreign currency translation adjustments	200	202
Total comprehensive loss	$(1,732)	$(5,307)

12.                               BUSINESS SEGMENT DATA

In 2007 and 2006, the Company reported its operations as three primary segments: 1) Americas, 2) Europe, Middle East and Asia (“EMEA”), and 3) Information Technology Service Management (“ITSM”).

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

	Americas	ITSM	EMEA	Corp/Elims	Total
	(In thousands)
For the three months ended March 31, 2007

Revenue from external customers	$34,882	$27,847	$29,945	$—	$92,674
Intersegment revenue	1,016	60	4,063	(5,139)	—
Segment gross profits	10,204	3,071	10,257	199	23,731
Segment operating income (loss)	5,045	1,601	3,339	(5,119)	4,866
Segment identifiable assets	99,160	27,270	61,841	42,639	230,910
Capital appropriations	659	502	677	2,609	4,447

For the three months ended March 31, 2006

Revenue from external customers	$31,544	$31,521	$26,613	$—	$89,678
Intersegment revenue	1,058	29	3,361	(4,448)	—
Segment gross profits	8,444	1,043	9,944	(552)	18,879
Segment operating income (loss)	3,668	(645)	3,817	(6,301)	539
Segment identifiable assets	91,266	29,184	47,186	31,182	198,818
Capital appropriations	1,596	926	542	2,134	5,198

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

Highlights

The Company experienced several shifts in its business during the year ended December 31, 2006, which continued into the three months ended March 31, 2007.  During 2006, the Company began offering business process outsourcing services in the United States, building on the experience gained in the business process outsourcing market in Europe over the last several years.  In addition, the Company experienced continued expansion of the ITSM business in European markets.  The US hardware maintenance business, which has been in decline over the last several years, experienced growth in 2006 and early 2007 due to the addition of significant contracts for the maintenance of third party electromechanical equipment.  Other factors continue to impact the Company, including reduced corporate customer technology spending; ongoing competitive pressures; an ongoing planned change in revenue mix within the Company’s Americas and EMEA segments; and a highly leveraged financial position.  The change in revenue mix is partially a result of trends in payment processing, including check truncation (the process whereby banks are able to truncate original checks and to process check information electronically), which impacts domestic and international markets.

The Company continues to introduce new product offerings in its document and content management solutions as well as expand its managed services business in North America.  In addition, the Company continues to seek reductions in operating costs.

During the year ended December 31, 2006 and the three months ended March 31, 2007, the Company experienced declines in maintenance contract deposits related to the personal computer repair business, which significantly impacted cash from operations.  These declines can be attributed to two primary factors.  First, the overall amount of extended maintenance contracts have declined as a result of continued declines in prices of personal computers.  As businesses and consumers have paid less per unit for personal computers, the purchase of extended maintenance contracts has declined as businesses and individuals choose to replace rather than repair.  Second, the price per contract has declined due to decreased sales of multi-year maintenance contracts.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006

Consolidated revenue of $92.7 million for the three months ended March 31, 2007 increased by $3.0 million or 3.3% from the comparable prior-year period.

•                  The Americas revenue increase of $3.4 million was primarily due to the addition of contracts for the maintenance of third party equipment throughout 2006 and early 2007.  In addition, strong sales related to the sale and installation of hardware and software products related to document processing solutions contributed to the increase.   Also, during the quarter ended March 31, 2007, software maintenance revenue and supplies sales revenue decreased slightly.

•                  An increase in EMEA of $3.4 million is the result of the continued growth of business process outsourcing services in Europe and the impact of a weaker dollar on the conversion of revenue stated in foreign currencies.

•                  A decrease in ITSM of $3.7 million was primarily driven by the termination of various client and contractual relationships where the Company was not producing a profit, as well as the strategic decision to close the business unit’s end user sales channel made in 2006. Further decreases in revenue in the United States resulted from pricing decreases, domestic competitive pressure, and decreased volume under certain maintenance programs.  This was somewhat offset by increased revenue from the continued growth of ITSM operations in Europe.

Factors expected to impact future revenue include corporate-customer spending for large systems-solutions, the continued impacts of check truncation, on-going competitive pressures, and fluctuations in international currencies.

Consolidated gross profit of $23.7 million increased by $4.8 million or 25.4% from the comparable prior-year period.

•                  Americas’ gross profit increased by $1.8 million, driven primarily by increased revenues.  In addition, the Americas’ gross profit percentage increased from 25.8% to 28.4%.  In the prior year, the start-up nature of the Company’s managed services business and initial costs associated with new contracts for the maintenance of third party equipment drove down the gross profit percentage.

•                  The increase in EMEA gross profit of $0.4 million resulted from the increased revenue, including the impact of currency conversion.  The gross profit margin, however, declined from 33.0% to 30.3%, primarily as a result of product mix.  The gross profit margin for EMEA on managed services is slightly lower than for product sales.

•                  ITSM’s gross profit increased $2.1 million over the prior year and the gross profit percentage increased from 3.2% to 11.1%. Although revenue decreased during the current year, cost cutting measures put in place late in the first quarter of 2006 resulted in the higher gross profit and the significantly higher gross profit percentage.  ITSM is the major component in the maintenance and other services category on the Condensed Consolidated Statements of Operations, and therefore is a significant contributing factor in the increased gross profit in the maintenance and other services category.

Operating expenses of $18.9 million increased $0.6 million compared to the prior-year period.  Product-development expenses stayed flat at $1.7 million.  Selling, general and administrative expenses (“SG&A”) increased by $0.6 million or 3.6% due to increases in marketing and sales expenses and increased amortization expense when compared with the prior year period.

Interest expense for the three months ended March 31, 2007 of $5.4 million increased $0.5 million from the comparable prior-year period due primarily to an increased amount of debt under the Revolving Credit Facility.

Sundry items resulted in a gain of $0.1 million for the three months ended March 31, 2007, compared to no gain or loss in the comparable prior-year period.  Foreign exchange gains were $0.1 million in the current year compared to a negligible amount for the comparable prior year period.

An income tax provision of $1.6 million for the three months ended March 31, 2007 is compared to a corresponding prior-year period income tax provision of $1.3 million.  The income tax provision for both periods related primarily to income from the Company’s international subsidiaries.    The Company’s effective tax rate was approximately (425.0%) for the three months ended March 31, 2007 as compared to (31.4%) for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital requirements are generally provided by cash and cash equivalents, funds available under the Company’s revolving credit facility, as discussed below, which matures May 30, 2008, and by internally generated funds from operations.  Funds availability under the revolving credit facility is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, real property, machinery and equipment and pledged cash.  General economic conditions, decreased revenues from the Company’s maintenance contracts, and the requirement to obtain performance bonds or similar instruments could have a material impact on the Company’s future liquidity.  The Company believes that cash from available borrowings under its revolving credit facility,  other sources of funding, existing cash balances and a commitment from WCAS to purchase up to an additional $7.0 million in Series B Preferred stock for cash, will be sufficient to fund its operations for at least the next 12 months.

The Company’s cash and cash equivalents, including restricted cash, totaled $14.5 million at March 31, 2007, compared to $12.2 million at December 31, 2006.  The working capital deficit decreased $3.5 million to a working capital deficit of $16.0 million at March 31, 2007.  The change in working capital was primarily due to increases in accounts receivable of $5.4 million and inventory of $3.7 million.  In addition, working capital was impacted by the increase in cash as well as a decrease of $1.2 million in the Revolver and other current obligations.  These were somewhat offset by increases in accrued expenses totaling $7.0 million.  During the three months ended March 31, 2007, the Company also experienced continued declines in maintenance contract deposits due to two primary factors.  First, the overall amount of extended maintenance contracts have declined as a result of continued declines in prices of personal computers.  As businesses and consumers have paid less per unit for personal computers, the purchase of extended maintenance contracts have declined as businesses and individuals choose to replace rather than repair.  Second, the price per contract has declined due to competitive pressure from other service providers and also due to declines in the per unit price of personal computers.

During the three months ended March 31, 2006, the Company relied primarily on cash reserves, borrowings from the Revolver and the purchase of $8.0 million of Series B Preferred stock by WCAS to fund operations. At March 31, 2007, the Company had available $9.3 million of borrowing capacity under the Revolver.

Operating activities provided $2.4 million and used $4.6 million of cash in the three months ended March 31, 2007 and 2006, respectively, an increase of $7.0 million.  The net loss decreased $3.6 million from the prior-year period.  In addition, cash utilized by changes in operating assets and liabilities was $4.2 million less than in the prior-year period.

Investing activities used net cash of $6.3 million and $4.4 million in the three months ended March 31, 2007 and 2006, respectively.  The Company used cash for purchases of property, plant and equipment of $5.2 million and $5.2 million during the three months ended March 31, 2007 and 2006, respectively.  In addition, the Company used cash of $0.9 million during the three months ended March 31, 2007 related to the increase in outsourcing contract costs.

Financing activities provided $6.0 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.  The purchase by WCAS of $8.0 of Series B Preferred stock provided the cash during the current year period, while borrowings under the Revolving Credit Facility provided the cash during the prior year period.  Partially offsetting these increases was payments of $1.2 million on the Revolving Credit Facility during the prior year period.

At March 31, 2007, the Company’s principal outstanding debt instruments consisted of (i) $30.3 million outstanding under the revolving credit facility maturing May 30, 2008 (which is more fully described below), (ii)  $94.0 million of 7.5% Senior Notes due May 2008, and (iii) $110.7 million of Sponsor Notes due 2009. The Company or its affiliates may from time to time purchase, redeem or pay deferred interest on some of its outstanding debt or equity securities.  The Company would only make these payments in compliance with the covenants of its debt instruments.

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

The Revolver is secured by substantially all the assets of the Company, subject to the limitations on liens contained in the Company’s existing Senior Notes.  Funds availability under the Revolver is determined by a borrowing-base formula equal to a specified percentage of the value of the Company’s eligible accounts receivable, inventory, owned real property, machinery and equipment and pledged cash.  At March 31, 2007, the Company had $30.3 million outstanding under the Revolver and $0.4 million outstanding on letters-of-credit.  The availability remaining under the Revolver that the Company can draw was $9.3 million at March 31, 2007.  A commitment fee of 0.375% per annum on the unused portion of the Revolver is payable quarterly.  The balance outstanding under the Revolver is classified in current obligations in the accompanying Consolidated Balance Sheets.

The interest rate on borrowings under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At March 31, 2007, the Company’s weighted average rate on the Revolver was 7.79%.

Under the Revolver, substantially all of the Company’s domestic cash receipts (including proceeds from accounts receivable and asset sales) must be applied to repay the outstanding loans, which may be re-borrowed subject to availability in accordance with the borrowing base formula. The Revolver contains restrictions on the use of cash for dividend payments or non-scheduled principal payments on certain indebtedness.  Restricted cash at March 31, 2007 and December 31, 2006 of $2.8 million and $2.5 million, respectively, represents cash in escrow from a customer deposit.

The Revolver contains various representations, warranties and covenants, including financial covenants as to minimum fixed charge coverage ratio and minimum average borrowing availability.  Effective March 31, 2006, the Company and Heller amended the loan and security agreement to state that a covenant to maintain a specific fixed charge coverage ratio would apply only if the average daily availability for the three month period ending on the last day of the most recent calendar quarter is less than $15.0 million.  The fixed charge coverage ratio test was triggered for the three months ended March 31, 2007.  At March 31, 2997, the minimum fixed charge coverage ratio required under the Revolver was 1.0, compared to the actual fixed charge coverage ratio of 1.74.  At March 31, 2007, the Company was in compliance with all covenants under the Revolver.

Senior Notes. In August 1998, the Company exchanged the public Senior Notes (the “Senior Notes”) for the notes sold in a May 1998 Rule 144A private offering. Interest is fixed at 7.5% and is due and payable in semi-annual installments, which began December 1, 1998. The Senior Notes mature on June 1, 2008.  The Senior Notes contain covenants placing limitations on the Company’s ability to permit subsidiaries to incur certain debts, incur certain loans, and engage in certain sale and leaseback transactions.   At March 31, 2007 and December 31, 2006, the Company had $94.0 million outstanding on the Senior Notes.

Subordinated Unsecured Sponsor Note. The Company’s $160.0 million Sponsor Note bears interest at 10.0%, due and payable quarterly.  The Sponsor Note is subordinate only upon bankruptcy or insolvency of the Company, or if upon maturity of the Senior Notes, the Senior Notes remain unpaid. The interest payments began September 30, 1999.  The Sponsor Note matures on July 22, 2009.

As provided under the agreement, the Sponsor Note holder, WCAS, elected to defer the quarterly interest payment for the quarter ended December 31, 2006 of $2.6 million plus the deferred financing fee of $0.8 million, which increased the principal amount of the Sponsor Note by $3.4 million.  In addition, for the quarter ended March 31, 2007, WCAS elected to defer the quarterly interest payment of $2.7 million plus the deferred financing fee of $0.8 million, which increased the principal amount of the Sponsor Note by $3.5 million.  Such elections required the Company to incur a deferred financing fee of 30.0% of the amount of each interest payment deferred.  The Company accounts for the additional financing fees as a change in the effective interest rate of the debt.  WCAS may, at its election, defer each future quarterly payment under similar terms. At March 31, 2007 and December 31, 2006, the Company had $110.7 million and $107.2 million outstanding on the Sponsor Note, respectively.

Financing Arrangements.  During 2005, the Company entered into a financing arrangement for $1.8 million that pertained to computer software.  At March 31, 2007, the Company had financing arrangement balances outstanding of $0.6 million, which was classified as current.  This arrangement accrues interest at a fixed 8.0% rate.  This arrangement has one remaining annual installment due January 2008.

Equity Line of Credit.  Effective December 31, 2006, the Company and its majority shareholder, WCAS, entered into an arrangement whereby WCAS provided a commitment to purchase up to an additional $15.0 million of Series B Preferred stock for cash.  No accounting recognition has been given to this right of BancTec to put its Series B Preferred stock, upon occurrence of certain events, to WCAS, primarily due to the parent/subsidiary nature of the arrangement.  As of March 31, 2007, 53,333 shares of Series B Preferred stock had been purchased under this commitment for a total of $8.0 million. Dividends on these 53,333 shares of Series B Preferred Stock accrue quarterly at an annual dividend rate of 25% of the then “Stated Value.” The Stated Value equals $150.00 per share, plus accumulated and unpaid dividends. For the three months ended March 31, 2007, accrued but unpaid dividends totaled $0.5 million.

Inflation.  Inflation has not had a material effect on the operating results of the Company.

Off Balance Sheet Arrangements.  The Company currently does not have any off balance sheet arrangements.

Contractual Obligations and Commercial Commitments.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact, or could impact, the liquidity of operations. The following table outlines the commitments at March 31, 2007:

	Total Amounts	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In Millions)
Long-term debt	$205.3	$0.6	$204.7	$—	$—
Revolving credit facility	30.3	30.3	—	—	—
Interest obligations on long-term debt	34.1	18.2	15.9	—	—
Capital leases	1.9	0.8	0.8	0.3	—
Operating leases (non-cancelable)	16.5	5.4	5.4	2.3	3.4
Total Contractual	288.1	55.3	226.8	2.6	3.4

Unused lines of credit	$9.3	$9.3	$—	$—	$—
Standby letters of credit	0.4	0.4	—	—	—
Total Commercial	$9.7	$9.7	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007 with no impact on the consolidated financial statements during the three months ended March 31, 2007.

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

Interest Rate Risk

The Company utilizes long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of the business. At March 31, 2007 and December 31, 2006, the Company had outstanding Senior Notes, due in 2008, of $94.0 million, with a fixed interest rate of 7.5%.  At March 31, 2007 and December 31, 2006, the Company also had the Sponsor Note, due 2009, with a balance of $110.7 million and $107.2 million, respectively. The Sponsor Note bears interest at a fixed rate of 10.0%.

The interest rate on loans under the Revolver is, at the Company’s option, either (1) 0.25% over prime or (2) 1.75% over LIBOR.  At March 31, 2007, the Company’s weighted average rate on the Revolver was 7.79%.  A balance of $30.3 million was outstanding under the Revolver at March 31, 2007.  At this level, a one hundred basis point change in the bank’s prime or LIBOR rate would impact net interest expense by $303,000 over a twelve-month period

Foreign Currency Risk

The Company’s international subsidiaries operate in approximately 11 countries and use the local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. For the three months ended March 31, 2007, approximately $46.1 million or 48.4% of the Company’s revenues are denominated in the international currencies. Transaction gains and losses on U.S. dollar denominated transactions are recorded within Sundry, net in the accompanying consolidated statements of operations and were not material for the three months ended March 31, 2007 or 2006.

The Company may use foreign forward currency-exchange rate contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations. No hedging instruments existed at March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, March 31, 2007, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.  In addition, the disclosure controls and procedures are effective to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported within 90 days of March 31, 2007, and such information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  The Company will continue to evaluate disclosure controls on an ongoing basis.

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, during the first quarter of 2007.

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

31.1 – Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

31.2 – Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act

32.1 – Certification of Chief Executive Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

32.2 – Certification of Chief Financial Officer pursuant to 18 USC 1350 and Rule 15d-14(a) under the Sarbanes-Oxley Act

(b)         Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BancTec, Inc.

By	/s/ Jeffrey D. Cushman
Jeffrey D. Cushman
Senior Vice President on behalf of the registrant and as Chief
Financial Officer

Dated: May 15, 2007