Form 10-K/A
period 2006-12-31
BANCTEC INC
filed 2007-06-26
CIK 318378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

BancTec, Inc.

Annual Report

on

Form 10-K/A

Year Ended December 31, 2006

EXPLANATORY NOTE

The originally filed Annual Report on Form 10-K is being amended to modify the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP with regard to the references to the financial statement schedules and to add the signature. Also, the Report of Independent Registered Public Accounting Firm of KPMG LLP is being modified with regard to the reference to financial statement schedules. Finally, Note H in the Notes to the Consolidated Financial Statements with regard to the disclosure of the redemption value of the Series A Preferred Stock is being corrected to properly state the amount of accumulated dividends. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosure About Market Risk in Item 7A, contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of BancTec, Inc. and its consolidated subsidiaries (the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of the Company to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the items discussed in Factors Affecting the Company’s Business and Prospects set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below in this report, and items described in the Company’s other filings with the Securities and Exchange Commission.

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

ITEM 1A. RISK FACTORS.

Information provided by the Company in this Annual Report on Form 10-K/A and other documents filed with the Securities and Exchange Commission include “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact could be deemed forward-looking statements.  The Company cautions investors that actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of numerous factors beyond the Company’s control. The Company undertakes no obligation to update or revise forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated results or changes to future operating results over time. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BancTec, Inc.

Irving, TX

                We have audited the accompanying consolidated balance sheets of BancTec, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, comprehensive income (loss), and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 with respect to 2006 and 2005. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BancTec, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule with respect to 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BancTec, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' deficit and comprehensive income, and cash flow of BancTec, Inc. and subsidiaries for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts ("Financial Statement Schedule") as of and for the year ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flow of BancTec, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

NOTE H – REDEEMABLE PREFERRED STOCK

SERIES A PREFERRED STOCK

In September 2000, the Company issued 100,000 shares of $0.01 par value Series A Preferred Stock to WCAS, its primary owners in exchange for $15.0 million in cash.  The aggregate liquidation preference/redemption value is $15.0 million, plus accumulated and unpaid dividends of $5,161 million at December 31, 2006.  The Company has the right to redeem the Series A Preferred Stock at any time by paying for each share the “stated value” per share as of the redemption date. In addition, upon the occurrence of certain events, as defined, and upon the approval of a majority of the holders of the Series A Preferred Stock, the Company would be required to redeem the shares.  Due to the redemption rights at the option of the holder, the Series A Preferred Stock is classified as mezzanine equity.  Each share of Series A Preferred Stock includes a warrant to purchase between 2.5 and 7.75 shares of Common Stock at $0.01 per share. Common stock exercisable by the warrant totals 750,000 shares and may be exercised at any time from the date of purchase.

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

10.20 — Tenth Amendment to Loan and Security Agreement, dated as of October 6, 2006, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.21 — Eleventh Amendment to Loan and Security Agreement, dated as of March 22, 2007, between Heller Financial, Inc. and BancTec, Inc., incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Dated: June 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ J. Coley Clark	President and Chief Executive	June 26, 2007
J. Coley Clark	Officer (Principal Executive
Officer); and Director

/s/ Jeffrey D. Cushman	Senior Vice President, Chief	June 26, 2007
Jeffrey D. Cushman	Financial Officer, and Treasurer
(Principal Accounting Officer);
and Director

/s/ Robert A. Minicucci	Chairman of the Board and	June 26, 2007
Robert A. Minicucci	Director

/s/ Eric J. Lee	Director	June 26, 2007
Eric J. Lee

/s/ Gary J. Fernandes	Director	June 26, 2007
Gary J. Fernandes

/s/ Sanjay Swani	Director	June 26, 2007
Sanjay Swani